Form 10-Q
period 2007-09-30
Cape Bancorp, Inc.
filed 2007-12-28
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 333-146178

Cape Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-1294270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 North Main Street, Cape May Court House, New Jersey	08210
(Address of Principal Executive Offices)	Zip Code

(609) 465-5600

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 28, 2007 there were 0 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

Item 1.	Financial Statements

CAPE SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS

Cash and due from financial institutions	$13,841,121	$13,690,233
Federal funds sold	1,767,000	3,802,000

Cash and cash equivalents	15,608,121	17,492,233

Interest-bearing deposits in other financial institutions	4,336,177	3,599,896
Investment securities available for sale, at fair value	63,485,060	62,484,123
Investment securities held to maturity (fair value of $43,314,406 at September 30, 2007 and $38,377,255 in 2006)	43,484,406	38,730,969
Loans held for sale	705,000	766,000
Loans, net of allowance of $4,002,038 and $4,008,910	450,053,384	446,378,183
Accrued interest receivable	3,199,343	2,934,174
Premises and equipment, net	15,996,646	13,650,307
Federal Home Loan Bank (FHLB) stock, at cost	3,173,200	5,267,800
Bank owned life insurance (BOLI)	15,285,925	14,503,298
Other assets	4,726,623	3,957,502

Total assets	$620,053,885	$609,764,485

LIABILITIES AND RETAINED EARNINGS
Liabilities
Deposits	$489,583,013	$435,829,396
FHLB advances	50,000,000	99,000,000
Advances from borrowers for taxes and insurance	691,044	678,365
Accrued interest payable	405,755	432,024
Other liabilities	6,703,836	4,881,656

Total liabilities	547,383,648	540,821,441

Equity
Retained earnings	72,501,496	69,107,385
Accumulated other comprehensive loss	168,741	(164,341)

Total equity	72,670,237	68,943,044

Total liabilities and equity	$620,053,885	$609,764,485

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

CAPE SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and nine months ended September 30, 2007 and 2006

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Interest on loans	$7,835,578	$7,472,424	$23,266,932	$21,659,536
Interest and dividends on investments
Taxable	523,755	706,678	1,594,299	1,961,721
Tax-exempt	163,692	97,869	440,085	293,927
Interest on mortgage-backed securities	707,795	581,225	2,020,672	1,515,002

Total interest income	9,230,820	8,858,196	27,321,988	25,430,186

Interest expense
Interest on deposits	3,630,836	2,924,846	9,937,263	8,018,101
Interest on borrowings	675,299	948,083	2,890,995	2,763,296

Total interest expense	4,306,135	3,872,929	12,828,258	10,781,397

Net interest income	4,924,685	4,985,267	14,493,730	14,648,789

Provision for loan losses	78,000	78,000	234,000	234,000

Net interest income after provision for loan losses	4,846,685	4,907,267	14,259,730	14,414,789

Noninterest income
Service fees	631,952	601,030	1,845,382	1,729,971
Net gains on sales of loans	47,237	12,361	259,462	107,027
Net gains on sales of securities	—	871,400	—	871,400
Life insurance proceeds
Net income from BOLI	166,275	126,420	457,627	379,260
Net rental operations	84,891	84,403	254,329	258,810
Other	39,709	15,701	202,692	219,814

Total noninterest income	970,064	1,711,315	3,019,492	3,566,282

Noninterest expenses
Salaries and employee benefits	2,362,642	2,414,612	7,276,697	7,290,844
Occupancy and equipment	476,625	475,029	1,448,705	1,455,006
Federal insurance premiums	12,665	13,691	39,236	41,188
Data processing	230,482	233,375	701,158	723,024
Advertising	78,940	185,774	400,456	584,853
Other	751,909	791,622	2,451,820	2,259,673

Total noninterest expenses	3,913,263	4,114,103	12,318,072	12,354,588

Income before income tax expense	1,903,486	2,504,479	4,961,150	5,626,483

Income tax expense	561,997	813,482	1,567,039	1,763,139

Net income	$1,341,489	$1,690,997	$3,394,111	$3,863,344

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

CAPE SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine months ended September 30, 2007 and 2006

(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	$64,105,993	$(625,170)	$63,480,823

Net income	3,863,344	—	3,863,344

Other comprehensive income, net of reclassification adjustments and taxes	—	250,864	250,864

Total comprehensive income			4,114,208

Balance at September 30, 2006	$67,969,337	$(374,306)	$67,595,031

Balance at December 31, 2006	$69,107,385	$(164,341)	$68,943,044

Net income	3,394,111	—	3,394,111

Other comprehensive income, net of reclassification adjustments and taxes	—	333,082	333,082

Total comprehensive income			3,727,193

Balance at September 30, 2007	$72,501,496	$168,741	$72,670,237

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

CAPE SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2007 and 2006

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$3,394,111	$3,863,344
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	234,000	234,000
Net gain on sale of loans	(259,462)	(107,027)
Net realized (gain) loss on sales or calls of securities	—	(871,400)
Earnings on BOLI	(457,627)	(379,260)
Depreciation and amortization	671,686	572,712
Deferred income taxes	88,614	(390,558)
Changes in assets and liabilities that (used) provided cash
Loans held for sale	61,000	(3,250,900)
Accrued interest receivable	(265,168)	(595,091)
Other assets	(1,036,354)	549,822
Accrued interest payable	(26,269)	123,501
Other liabilities	1,822,180	1,275,465

Net cash provided by operating activities	4,226,711	1,024,608

Cash flows from investing activities
Proceeds from calls, maturities and principal repayments of investment securities and mortgage-backed securities	33,364,947	25,008,698
Proceeds from sales of securities	—	2,134,400
Proceeds of investment securities and mortgage-backed securities	(36,549,682)	(38,065,376)
Decrease (increase) in interest-bearing deposits	(736,280)	(3,909,275)
Increase in loans, net	(3,649,740)	(23,058,639)
Purchase of property and equipment, net	(2,981,364)	(28,868)
Purchase of BOLI policy	(325,000)	—

Net cash used in investing activities	(10,877,119)	(37,919,060)

Cash flows from financing activities
Net increase in deposits	53,753,617	25,183,408
Increase (decrease) in advances from borrowers for taxes and insurance	12,679	86,991
FHLB borrowings	(39,000,000)	8,877,360
FHLB payments	(10,000,000)	(5,241,341)

Net cash provided by financing activities	4,766,296	28,906,418

Net increase (decrease) in cash and cash equivalents	(1,884,112)	(7,988,034)

Cash and cash equivalents at beginning of period	17,492,233	29,973,654

Cash and cash equivalents at end of period	$15,608,121	$21,985,620

Supplemental disclosure of cash flow information:
Cash paid during period for
Income taxes, net of refunds	$1,501,615	$1,645,913
Interest	$12,854,527	$10,657,896

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

Notes to Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. As of September 30, 2007 there has been no activity at the Holding Company and therefore the financial statements represent the performance of the consolidated bank. For additional information, refer to the consolidated financial statements and footnotes thereto of Cape Savings Bank included in the prospectus of Cape Bancorp, Inc. (Company) dated, November 13, 2007, and Supplement dated December 21, 2007.

NOTE 2 – NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 did not have a material impact on the Bank’s financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Bank is currently evaluating the requirements of the Statement and impact on the Bank’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

NOTE 3 – EARNINGS PER SHARE

Since the Company had not issued any shares of common stock as of September 30, 2007, per share data is not applicable for any periods covered by the financial statements.

NOTE 4 – SUBSEQUENT EVENTS

The Bank has a phantom restrictive stock plan, phantom stock option plan and a director retirement plan for the benefit of senior management and directors. The phantom restrictive stock and phantom stock option plans provide a cash benefit based on the increase in value of the awards, as defined during a period of 10 years. Individuals are paid out over a 15 year period commencing at the normal benefit date or retirement date, as defined. In the case of the phantom restrictive stock plan, payment of benefits can be deferred at the election of the participants in the plan. The director retirement plan calls for payment of a normal retirement benefit to directors based upon the years of service and associated fees. Directors are paid out over the greater of a 10 year period or director’s lifetime, commencing upon termination of service to the Bank. There are both active and retired participants in the plans.

Subsequent to June 30, 2007, the phantom restricted stock plan and the phantom incentive stock option plan were amended to permit executives or current directors to make an election on or before October 31, 2007, to receive the amounts credited to his or her phantom restricted stock account, payable in a lump sum on the first business day in January 2008. The amount distributed to such person will be determined by multiplying the number of phantom restricted stock or option awards in such person’s account by $30.41, which is the estimated value of the phantom restricted stock and incentive stock options on October 31, 2010, the end of the measurement period. All executives and directors made this election during October 2007. The New Jersey Department of Banking and Insurance approved the amendments to the plan on October 30, 2007. Since approval was obtained in the fourth quarter of 2007, the Bank will incur additional compensation expense for the accelerated vesting and pay out of the phantom restrictive plan and phantom stock option plan during the fourth quarter of 2007. The additional compensation expense is estimated at $1.6 million.

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in market interest rates that reduce our net interest margin or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to successfully integrate Boardwalk Bank;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	costs and effects of litigation and unexpected or adverse outcomes in such litigation;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies and the Financial Accounting Standards Board;

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

On November 23, 2007, the Company commenced its initial stock offering whereby the Company offered for sale up to 10,580,000 shares of its common stock, subject to adjustment to up to 12,167,000 shares of common stock, for a price of $10.00 per share, to the eligible depositors of Cape Savings Bank (the “Bank”), the Bank’s tax-qualified benefit plans and members of the general public. In addition to the shares we are offering to the Bank’s eligible depositors, our tax-qualified benefit plans and to the public in our initial public offering, we are offering shares of our common stock to shareholders of Boardwalk Bancorp, Inc. in connection with the merger of Boardwalk Bancorp with and into the Company. Based on the shares of Boardwalk Bancorp common stock outstanding on June 30, 2007, and assuming the exercise of all outstanding options, of Boardwalk Bancorp common stock at June 30, 2007, 5,423,094 shares of Cape Bancorp common stock will be issued to Boardwalk Bancorp shareholders in the merger. Additionally, as part of the offering, the Company will contribute up to $1.2 million in cash and up to 851,690 shares of Cape Bancorp common stock to The CapeBank Charitable Foundation, a charitable foundation we are forming in connection with the offering, which, together, represents 8% of the value of the common stock to be issued in the offering, excluding the shares issued in the merger. The offering and the acquisition of Boardwalk Bancorp are expected to close simultaneously in January 2008.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased $10.3 million, or 1.7%, to $620.1 million at September 30, 2007 from $609.8 million at December 31, 2006. The increase was primarily the result of an increase in investment securities held to maturity of $4.8 million and an increase in loans, net of $3.7 million.

Investment securities held to maturity increased $4.8 million, or 12.4%, to $43.5 million at September 30, 2007 from $38.7 million at December 31, 2006. The increase resulted primarily from the purchase of municipal bonds which were selected for their higher yields and management’s decision to gradually extend the average life of the investment portfolio, which increased to 2.67 years at September 30, 2007 from 2.33 years at December 31, 2006.

Loans held for investment, net, increased $3.7 million, or 0.8%, to $450.1 million at September 30, 2007 from $446.4 million at December 31, 2006. Commercial mortgage loans increased $7.7 million, or 4.2%, to $190.8 million at September 30, 2007 from $183.1 million at December 31, 2006, as a result of stronger demand for these types of loans. In addition, construction loans increased $3.0 million, or 7.8%, to $41.7 million at September 30, 2007 from $38.7 million at December 31, 2006, and commercial business loans increased $2.5 million, or 32.1%, to $10.3 million at September 30, 2007 from $7.8 million at December 31, 2006. These increases were partially offset by a $9.5 million, or 5.2%, decrease in residential mortgage loans, to $174.2 million at September 30, 2007 from $183.7 million at December 31, 2006. Residential mortgage loan repayments and prepayments exceeded originations as a result of our sale of $20.0 million of such longer-term loans into the secondary market during a period of rising market interest rates.

Historically, our deposits increase during the summer months due to the seasonality of many of our customers’ businesses. Deposits increased $53.8 million, or 12.3%, to $489.6 million at September 30, 2007 from $435.8 million at December 31, 2006. Certificates of deposit increased $11.9 million, or 7.1%, to $180.3 million at September 30, 2007 from $168.4 million at December 31, 2006, and NOW and

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

money market accounts increased $31.7 million, or 21.9%, to $176.2 million at September 30, 2007 from $144.5 million at December 31, 2006. Savings accounts increased $1.9 million, or 2.4%, to $80.7 million at September 30, 2007 from $78.8 million at December 31, 2006. Non-interest bearing deposits increased $8.1 million, or 18.3%, to $52.3 million at September 30, 2007 from $44.2 million at December 31, 2006. Higher paying deposit accounts reflect growth during a period of rising market interest rates and NOW and money market accounts grew as a result of acquiring municipal accounts during the year with total balances of $25.9 million at September 30, 2007.

Borrowings decreased $49.0 million, or 49.5%, to $50.0 million at September 30, 2007 from $99.0 million at December 31, 2006. We reduced our borrowings by using excess cash from deposits to fund operations. All borrowings that were paid off were overnight lines of credit or maturities of fixed rate Federal Home Loan Bank advances during the period, and did not involve any prepayment penalties.

Total equity increased $3.7 million, or 5.4%, to $72.7 million at September 30, 2007 from $68.9 million at December 31, 2006. The increase resulted from net income of $3.4 million during the nine months ended September 30, 2007, as well as $333,000 in accumulated other comprehensive income due to the change from an accumulated other comprehensive loss of $164,000 at December 31, 2006 to accumulated other comprehensive income of $169,000 at September 30, 2007.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

General. Net income decreased $350,000 or 20.6%, to $1.3 million for the three months ended September 30, 2007 from $1.7 million for the three months ended September 30, 2006. The decrease resulted from an after tax net gain on sales of securities of approximately $575,000 during the quarter ended September 30, 2006, offset, in part, by decreases in non-interest expense during the quarter ended September 30, 2007.

Interest Income. Interest income increased $373,000, or 4.2%, to $9.2 million for the three months ended September 30, 2007 from $8.9 million for the three months ended September 30, 2006. The increase resulted primarily from a $363,000, or 4.9%, increase in interest income on loans. The average balance of loans increased $19.9 million, or 4.6%, to $454.4 million for the three months ended September 30, 2007, compared to $434.5 million for the three months ended September 30, 2006. In addition, the average yield on our loan portfolio increased 2 basis points to 6.90% for the three months ended September 30, 2007 from 6.88% for the three months ended September 30, 2006, resulting primarily from an increase in our higher-yielding commercial loans to 51.6% of our loan portfolio from 46.6% of our loan portfolio. The increase in average balance of loans reflected our strategy of increasing our portfolio of commercial mortgage loans, as a result of stronger demand for these types of loans.

Interest Expense. Interest expense increased $433,000, or 11.1%, to $4.3 million for the three months ended September 30, 2007 from $3.9 million for the three months ended September 30, 2006. The increase in interest expense resulted from increases in interest expense on deposits, partially offset by a decrease in interest expense on borrowings.

Interest expense on NOW and money market accounts increased $335,000, or 39.3%, to $1.2 million for the three months ended September 30, 2007 from $852,000 for the three months ended September 30, 2006, and interest expense on certificates of deposit increased $329,000, or 18.3%, to $2.1 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. The average rate we paid on certificates of deposit increased 49 basis points to 4.65% for the three months ended September 30, 2007 from 4.16% for the three months ended September 30, 2006, while the average balance of certificates of deposit increased $10.6 million, or 6.3%, to $179.4 million for the three months ended September 30, 2007 from $168.8 million for the three months ended September 30, 2006. Similarly, the average rate we paid on NOW and money market accounts increased

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

44 basis points to 2.81% for the three months ended September 30, 2007 from 2.37% for the three months ended September 30, 2006, while the average balance of NOW and money market accounts increased $25.2 million, or 17.5%, to $169.1 million for the three months ended September 30, 2007 from $143.9 million for the three months ended September 30, 2006. We increased rates on our certificates of deposit and NOW and money market accounts in response to market competition. The NOW and money market accounts average balance for the three months ended September 30, 2007 includes municipal accounts, which did not exist in the prior year, with an average balance of $18.9 million and an average rate of 4.82%. In addition, our customers transferred funds from savings accounts (a decrease in average balance of $6.9 million, or 7.9% between the periods) to higher-yielding certificates of deposit and NOW and money market accounts.

Interest expense on borrowings (Federal Home Loan Bank of New York advances) decreased $273,000, or 28.8%, to $675,000 for the three months ended September 30, 2007 from $948,000 for the three months ended September 30, 2006. The average balance of borrowings decreased $21.4 million, or 27.0%, to $57.9 million for the three months ended September 30, 2007 from $79.3 million for the three months ended September 30, 2006 as we used excess funds from the increase in deposits and in particular the municipal accounts acquired late in the second quarter of 2007 to reduce our higher cost overnight borrowings. As a result, the average rate we paid on borrowings decreased 12 basis points to 4.66% for the three months ended September 30, 2007 from 4.78% for the three months ended September 30, 2006.

Net Interest Income. Net interest income decreased $60,000, or 1.2%, to $4.9 million for the three months ended September 30, 2007 from $5.0 million for the three months ended September 30, 2006. Decreases in our net interest rate spread (12 basis points, to 3.02% for the three months ended September 30, 2007 from 3.14% for the three months ended September 30, 2006) and our net interest margin (7 basis points, to 3.53% for the three months ended September 30, 2007 from 3.60% for the three months ended September 30, 2006) were only partially offset by a $800,000, or 1.0%, increase in net interest-earning assets to $80.7 million for the three months ended September 30, 2007 from $79.9 million for the three months ended September 30, 2006. The decreases in our net interest rate spread and our net interest margin were consistent with the continued flattening and eventual inversion of the yield curve.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a monthly basis.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $78,000 for the three months ended September 30, 2007 and $78,000 for the three months ended September 30, 2006. We recorded net charge-offs of $9,000 for the three months ended September 30, 2007 compared to $29,000 for the three months ended September 30, 2006. The provision for the three months ended September 30, 2007 primarily reflected an increase of $154,000 in non-performing loans to $3.4 million at September 30, 2007 from $3.2 million at June 30, 2007. Net loans increased $17.1 million to $450.1 million at September 30, 2007 from $433.0 million at September 30, 2006. As a result, our allowance for loan losses as a percentage of total loans declined to 0.88% at September 30, 2007 compared to 0.91% at September 30, 2006, reflecting lower net charge-offs, slightly offset by increased non-performing loans and overall loan growth. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2007 and September 30, 2006.

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

Non-interest Income. Non-interest income decreased $741,000, or 43.6%, to $970,000 for the three months ended September 30, 2007 from $1.7 million for the three months ended September 30, 2006. The decrease was primarily a result of the recognition of a net gain on sales of securities of $871,000 in September 2006 (there were no such sales of securities during the three months ended September 30, 2007) offset by an increase of $35,000 in net gains on sales of loans and increased bank-owned life insurance income of $40,000.

Non-interest Expense. Non-interest expense decreased $200,000, or 4.9%, to $3.9 million for the three months ended September 30, 2007 from $4.1 million for the three months ended September 30, 2006, primarily as a result of a decrease in advertising of $107,000 and a decrease of $52,000 in salaries and employee benefits. Advertising costs declined as a result of suspending a direct mail marketing campaign, designed to acquire retail checking customers, early in the third quarter of 2007.

Income Tax Expense. The provision for income taxes was $562,000 for the three months ended September 30, 2007, compared to $813,000 for the three months ended September 30, 2006. Our effective tax rate was 29.5% for the three months ended September 30, 2007 compared to 32.5% for the three months ended September 30, 2006, primarily as a result of an increase in tax-exempt municipal bond interest income.

Comparison of Operating Results for Nine Months Ended September 30, 2007 and September 30, 2006

General. Net income decreased $469,000, or 12.0%, to $3.4 million for the nine months ended September 30, 2007 from $3.9 million for the nine months ended September 30, 2006. The decrease resulted from an after tax net gain on sales of securities of approximately $575,000 during the nine months ended September 30, 2006.

Interest Income. Interest income increased $1.9 million, or 7.5%, to $27.3 million for the nine months ended September 30, 2007 from $25.4 million for the nine months ended September 30, 2006. The increase resulted primarily from a $1.6 million, or 7.4%, increase in interest income on loans. The average balance of loans increased $25.7 million, or 6.0%, to $453.7 million for the nine months ended September 30, 2007, compared to $428.0 million for the nine months ended September 30, 2006. In addition, the average yield we earned on our loan portfolio increased 9 basis points to 6.84% for the nine months ended September 30, 2007 from 6.75% for the nine months ended September 30, 2006, resulting primarily from an increase in our higher yielding commercial loans to 50.7% of our loan portfolio from 46.2% of our loan portfolios. The increase in average balance of loans reflected our strategy of increasing our portfolio of commercial mortgage loans, as a result of stronger demand for these types of loans.

Interest Expense. Interest expense increased $2.0 million, or 18.5%, to $12.8 million for the nine months ended September 30, 2007 from $10.8 million for the nine months ended September 30, 2006. The increase in interest expense resulted from increases in interest expense on deposits and borrowings.

Interest expense on NOW and money market accounts increased $807,000, or 35.1%, to $3.1 million for the nine months ended September 30, 2007 from $2.3 million for the nine months ended September 30, 2006, and interest expense on certificates of deposit increased $1.2 million, or 25.0%, to $6.0 million for the nine months ended September 30, 2007 from $4.8 million for the nine months ended September 30, 2006. The average rate we paid on certificates of deposit increased 64 basis points to 4.53% for the nine months ended September 30, 2007 from 3.89% for the nine months ended September 30, 2006, while the average balance of certificates of deposit increased $10.9 million, or 6.6%, to $175.0 million for the nine months ended September 30, 2007 from $164.1 million for the nine months ended September 30, 2006. Similarly, the average rate we paid on NOW and money market accounts increased 47 basis points to 2.63% for the nine months ended September 30, 2007 from 2.16% for the nine months ended September 30, 2006, while the average balance of NOW and money market accounts increased

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

$15.9 million, or 11.4%, to $154.8 million for the nine months ended September 30, 2007 from $138.9 million for the nine months ended September 30, 2006. We increased rates on our certificates of deposit and NOW and money market accounts in response to market competition. Additionally, the average balance of our NOW and money market accounts for the nine months ended September 30, 2007 included higher-yielding municipal accounts, which did not exist in the prior year, with an average balance of $9.0 million and an average rate of 2.71%. In addition, our customers transferred funds from savings accounts (a decrease in average balance of $11.8 million, or 13.0% between the periods) to higher-paying certificates of deposit and NOW and money market accounts.

Interest expense on borrowings (Federal Home Loan Bank of New York advances) increased $128,000, or 4.6%, to $2.9 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006. The average balance of borrowings decreased $1.6 million, or 2.0%, to $80.0 million for the nine months ended September 30, 2007 from $81.6 million for the nine months ended September 30, 2006, as we used excess funds from the increase in deposits and, in particular, the municipal accounts acquired late in the second quarter of 2007, to reduce our higher costing overnight borrowings. The average rate paid on borrowings increased 30 basis points to 4.82% for the nine months ended September 30, 2007 from 4.52% for the nine months ended September 30, 2006, reflecting higher market interest rates.

Net Interest Income. Net interest income decreased $155,000, or 1.1%, to $14.5 million for the nine months ended September 30, 2007 from $14.6 million for the nine months ended September 30, 2006. Decreases in our net interest rate spread (21 basis points, to 2.98% for the nine months ended September 30, 2007 from 3.19% for the nine months ended September 30, 2006) and our net interest margin (13 basis points, to 3.46% for the nine months ended September 30, 2007 from 3.59% for the nine months ended September 30, 2006) were only partially offset by a $4.3 million, or 5.8%, increase in net interest-earning assets to $78.0 million for the nine months ended September 30, 2007 from $73.7 million for the nine months ended September 30, 2006. The decreases in our net interest rate spread and our net interest margin were consistent with the continued flattening and eventual inversion of the yield curve.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a monthly basis.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $234,000 for the nine months ended September 30, 2007 and $234,000 for the nine months ended September 30, 2006. We recorded net charge-offs of $185,000 for the nine months ended September 30, 2007 compared to $63,000 for the nine months ended September 30, 2006. The provision for the nine months ended September 30, 2007 primarily reflected the charge-offs for the period. Net loan growth was nominal for the period totaling $3.7 million, or less than 1.0%, compared to December 31, 2006. Non-performing loans decreased approximately $400,000 to $3.4 million at September 30, 2007 from $3.8 million at December 31, 2006. As a result, the allowance for loan losses as a percentage of total loans was reduced to 0.88% at September 30, 2007 compared to 0.91% at September 30, 2006, reflecting improved overall credit quality in our loan portfolio. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2007 and September 30, 2006.

Non-interest Income. Non-interest income decreased $547,000, or 15.3%, to $3.0 million for the nine months ended September 30, 2007 from $3.6 million for the nine months ended September 30, 2006.

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

The decrease was primarily a result of the recognition of a net gain on sales of securities of $871,000 in September 2006 (there were no such sales of securities during the nine months ended September 30, 2007), offset by an increase of $152,000 in net gains on sales of loans and increased bank-owned life insurance income of $78,000.

Non-interest Expense. Non-interest expense decreased $37,000, or 0.3%, to $12.3 million for the nine months ended September 30, 2007 from $12.4 million for the nine months ended September 30, 2006, primarily as a result of a decrease in advertising of $184,000 offset by an increase in other expenses, including professional fees and online banking costs, of $90,000. Advertising costs declined as a result of suspending a direct mail marketing campaign, designed to acquire retail checking customers, early in the third quarter of 2007.

Income Tax Expense. The provision for income taxes was $1.6 million for the nine months ended September 30, 2007, compared to $1.8 million for the nine months ended September 30, 2006. Our effective tax rate was 31.6% for the nine months ended September 30, 2007 compared to 31.3% for the nine months ended September 30, 2006.

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

Average Balance Sheets for the Three Months ended September 30, 2007 and 2006

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$454,354,882	$7,835,578	6.90%	$434,528,665	$7,472,424	6.88%
Investments	58,862,232	687,447	5.24	76,232,620	804,547	4.49
Mortgage-backed securities	54,584,941	707,795	5.19	48,801,013	581,225	4.76

Total interest-earning assets	567,802,055	9,230,820	6.56	559,562,298	8,858,196	6.37
Non-interest-earning assets	48,339,299			43,903,114

Total assets	$616,141,354			$603,465,412

Interest-bearing liabilities:
Savings accounts	$80,672,199	270,549	1.34	$87,561,876	214,227	0.98
NOW and money market	169,090,408	1,273,257	3.01	143,915,772	952,971	2.65
Certificates of deposit	179,430,384	2,087,030	4.65	168,849,156	1,757,648	4.16

Total deposits	429,192,990	3,630,836	3.38	400,326,804	2,924,846	2.92
Federal Home Loan Bank borrowings	57,945,652	675,299	4.66	79,332,945	948,083	4.78

Total interest-bearing liabilities	487,138,643	4,306,135	3.54	479,659,749	3,872,929	3.23

Non-interest-bearing liabilities:
Demand deposits	49,316,057			51,158,965
Other liabilities	7,875,986			6,209,894

Total liabilities	544,330,686			537,028,608
Equity	71,810,668			66,436,804

Total liabilities and equity	$616,141,354			$603,465,412

Net interest income		4,924,685			4,985,267
Net interest rate spread			2.97%			3.10%
Net interest-earning assets	$80,663,414			$79,902,550

Net interest margin			3.53%			3.60%
Average interest-earning assets to interest-bearing liabilities			116.56%			116.66%
Less: tax equivalent adjustment		84,326			50,417

Net interest income		$4,840,359			$4,934,850

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

	For the Nine Months Ended September 30,
	2007				2006
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$453,691,035	$23,266,932	6.84%	$427,963,735	$21,659,536	6.75%
Investments	59,563,527	2,034,384	4.55	76,534,777	2,255,648	3.93
Mortgage-backed securities	53,499,477	2,020,672	5.04	44,488,028	1,515,002	4.54

Total interest-earning assets	566,754,039	27,321,988	6.43	548,986,540	25,430,186	6.18
Non-interest-earning assets	45,445,573			44,319,988

Total assets	$612,199,612			$593,306,528

Interest-bearing liabilities:
Savings accounts	$78,877,097	670,153	1.13	$90,717,802	665,475	0.98
NOW and money market	154,753,596	3,318,143	2.86	138,895,987	2,561,228	2.46
Certificates of deposit	175,048,579	5,948,967	4.53	164,126,643	4,791,398	3.89

Total deposits	408,679,272	9,973,263	3.25	393,740,432	8,018,101	2.72
Federal Home Loan Bank borrowings	80,025,641	2,890,995	4.82	81,582,662	2,763,296	4.52

Total interest-bearing liabilities	488,704,913	12,828,258	3.50	475,323,094	10,781,397	3.02

Non-interest-bearing liabilities:
Demand deposits	45,289,713			46,737,905
Other liabilities	7,571,833			6,006,725

Total liabilities	541,566,459			528,067,724
Equity	70,633,153			65,238,804

Total liabilities and equity	$612,199,612			$593,306,528

Net interest income		14,493,730			14,648,789
Net interest rate spread			2.93%			3.15%
Net interest-earning assets	$78,049,126			$73,663,446

Net interest margin			3.46%			3.59%
Average interest-earning assets to interest-bearing liabilities			113.04%			112.35%
Less: tax equivalent adjustment		226,710			151,417

Net interest income		$14,267,020			$14,497,372

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectibility of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity loans, and consumer loans, are evaluated in the aggregate under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, peer group data, and single and total credit exposure. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, commercial business loans, and construction loans are evaluated individually for impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, an Amendment of SFAS No. 114”. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

Management reviews the level of the allowance at least monthly. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 2 of the notes to the consolidated financial statements included in this prospectus.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Management Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Financial Officer, Vice Presidents of Commercial and Residential Lending, Vice President of Retail Funding and our Controller. The Interest Rate Risk Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial mortgage loans that generally tend to have shorter maturities and higher interest rates;

•	investing in shorter duration investment grade corporate securities and mortgage-backed securities;

•	originating adjustable-rate and short-term consumer loans;

•	selling our long-term residential mortgage loans to our correspondent banks; and

•	obtaining general financing through lower cost deposits and laddered maturities of Federal Home Loan Bank advances.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans, as well as loans with variable interest rates, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

Net Portfolio Value Analysis. We compute amounts by which the net present value of our interest-earning assets and interest-bearing liabilities (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of net portfolio value. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200 or 300 basis points or decrease of 100 or 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

increase in interest rates from 3.0% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income Analysis. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200 or 300 basis points or decrease of 100 or 200 basis points.

The table below sets forth, as of September 30, 2007, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points) (1)	Estimated NPV(2)	Increase (Decrease) in Estimated NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$64,739	$(4,094)	(6)%	$20,267	$(20)	—%
+200	68,845	12	—	20,425	138	1
+100	69,922	1,089	2	20,424	137	1
0	68,833	—	—	20,287	—	—
-100	68,009	(824)	(1)	19,889	(398)	(2)
-200	68,798	(35)	—	19,181	(1,106)	(5)

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at September 30, 2007, in the event of a 100 basis point increase in interest rates, we would experience a 2% increase in net portfolio value and a $137,000 increase in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1% decrease in net portfolio value and a $398,000 decrease in net interest income.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2007, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions (Gap analysis). The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2007, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments.

	Period to Repricing
	Up to one year	More than one year to three years
	(Dollars in thousands)
Interest-sensitive assets	$233,398	$390,784
Interest-sensitive liabilities	$198,201	$310,343
Cumulative Gap	$35,197	$80,441
Cumulative Gap to total assets	5.68%	12.97%

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s Registration Statement on Form S-1 (Commission File No. 333-146178).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)

The Company commenced its initial stock offering on or about November 23, 2007, and the offering is expected to close in January 2008. Subscriptions received in the offering earn interest at Cape Savings Bank’s passbook savings rate. There have been no material changes in the Company’s projected use of the offering proceeds as from what was disclosed in the

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

section entitled “Use of Proceeds” in the Company’s Registration Statement on Form S-1 (Commission File No. 333-146178).

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Cape Bancorp, Inc. *

3.2	Bylaws of Cape Bancorp, Inc. *

4	Form of Common Stock Certificate of Cape Bancorp, Inc. *

10.1	Form of Employee Stock Ownership Plan *

10.2	Existing Employment Agreement for Chief Executive Officer *

10.3	Existing Employment Agreement for Chief Financial Officer *

10.4	Proposed Employment Agreement for Chief Operating Officer *

10.5	Proposed Employment Agreement for Chief Lending Officer *

10.6	Form of Change in Control Agreement *

10.7	Change in Control Agreement for Wayne S. Hardenbrook *

10.8	Amended and Restated Phantom Incentive Stock Option Plan *

10.9	Amended and Restated Phantom Restricted Stock Plan *

10.10	Form of Director Retirement Plan *

10.11	Benefit Equalization Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-146178).

CAPE BANCORP, INC. AND CAPE SAVINGS BANK

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: December 28, 2007	/s/ Herbert L. Hornsby, Jr.
Herbert L. Hornsby, Jr.
President and Chief Executive Officer

Date: December 28, 2007	/s/ Robert J. Boyer
Robert J. Boyer
Senior Vice President and Chief Financial Officer