Form 10-K
period 2007-12-31
Cape Bancorp, Inc.
filed 2008-03-31
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-33934

Cape Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-1294270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 North Main Street, Cape May Court House, New Jersey	08210
(Address of Principal Executive Offices)	Zip Code

(609) 465-5500

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 21, 2008, there were issued and outstanding 13,313,521 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007 was $0.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Cape Bancorp, Inc. (“Cape Bancorp” or the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

Cape Bancorp wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Events Subsequent to December 31, 2007

On January 31, 2008, Cape Bancorp completed its initial public stock offering in connection with the mutual to stock conversion of Cape Bank and the simultaneous acquisition by Cape Bancorp of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly owned New Jersey-chartered bank subsidiary, Boardwalk Bank (“Boardwalk”).

In the offering, the Company sold 7,820,000 shares of its common stock at $10.00 per share to depositors, Cape Bank’s tax qualified employee benefit plans and the general public in subscription, community and syndicated offerings. The Company also issued 547,400 shares of its common stock and contributed $782,000 in cash to The CapeBank Charitable Foundation.

In the acquisition of Boardwalk Bancorp, Cape Bancorp issued merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of the Cape Bancorp common stock and approximately $49.5 million in cash. With the acquisition of Boardwalk Bank, Cape Bank now operates 19 full service branches in Cape May and Atlantic Counties, New Jersey.

As a result of the transactions, Cape Bancorp has 13,313,521 issued and outstanding shares.

All of the information in this Annual Report on Form 10-K relates only to Cape Bank, and is not consolidated information of Cape Bancorp, because on December 31, 2007, Cape Bancorp did not yet own Cape Bank and had no assets, liabilities or income as of that date.

Cape Bancorp, Inc.

Cape Bancorp is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank in connection with Cape Bank’s mutual to stock conversion and simultaneous acquisition of Boardwalk Bancorp, Inc. and its wholly owned New Jersey-chartered bank subsidiary, Boardwalk Bank. These transactions were consummated on January 31, 2008. As a result of these transactions, Boardwalk Bancorp, Inc. was merged with and into Cape Bancorp and Boardwalk Bank was merged with and into Cape Bank. As of January 31, 2008, Cape Savings Bank changed its name to Cape Bank.

Our principal asset is our ownership of 100% of the outstanding common stock of Cape Bank, a New Jersey-chartered savings bank. As of December 31, 2007, we had no assets because we were not yet the holding company of Cape Bank.

Our executive offices are located at 225 North Main Street, Cape May Court House, New Jersey 08210, and our telephone number is (609) 465-5600.

Cape Bank

General

Cape Bank is a New Jersey-chartered savings bank originally founded in 1923. Cape Bank provides a complete line of business and personal banking products throughout its branch network in Atlantic and Cape May Counties, New Jersey. We are a community-focused institution, dedicated to providing quality service to our customers. We offer traditional financial services to consumers and businesses in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, construction, residential mortgage, home equity loans and lines of credit and commercial business loans. We also maintain an investment portfolio. At December 31, 2007, Cape Bank had total assets of $633.8 million, deposits of $487.1 million, including stock subscriptions of $21.5 million, and total equity of $72.8 million.

We offer a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market area, which, as of December 31, 2007, consisted of Cape May and Atlantic Counties, New Jersey. The acquisition of Boardwalk Bank expanded our market presence in Atlantic County and Cumberland County, New Jersey. Cape Bank conducts business from its main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and, through the acquisition of Boardwalk Bank, its 18 additional branch offices located in Cape May and Atlantic Counties, New Jersey. The telephone number at our main office is (609) 465-5600.

Our website address is www.capebanknj.com. Information on our website should not be considered a part of this annual report.

Market Area

While the economies close to the New Jersey shoreline in our primary market area are more seasonal in nature, the inland areas are comprised of year-round communities. The economy in this market area is based upon a variety of service businesses, vacation-related businesses that are concentrated along the coastal areas and, to a lesser degree, commercial fishing and agriculture. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry and it is an important regional economic hub. Cape Bank is not engaged in lending to the casino industry; however, the employment or businesses of many of Cape Bancorp’s customers directly or indirectly benefit from the industry. In recent years, there has been an increase in year-round residents, including many retirees, as people are attracted to the relatively lower housing prices of this area of New Jersey and the lifestyle advantages of being near the shore. In 2006, Cape May County and Atlantic County had median income of $44,500 and $44,000, respectively, which were substantially similar to the national median income of $48,200 but less than the median income of $57,300 for New Jersey.

Competition

We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Savings and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data are available from the Federal Deposit Insurance Corporation, we held approximately 12.2% of the deposits in Cape May County, which was the 4th largest market share out of the 15 financial institutions with offices in Cape May County, and we held approximately 3.5% of the deposits in Atlantic County, which was the 9th largest market share of the 18 financial institutions with offices in Atlantic County.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and through implementation of remote capture of deposits services, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We offer a variety of loans, including commercial mortgages, construction, residential, home equity loans and lines of credit, and commercial business loans. Historically, a significant portion of our loan portfolio has been concentrated in residential loans, including one- to four-family residential mortgage loans and home equity loans and lines of credit. Since 2002, our commercial mortgage loan portfolio has increased each year and, at December 31, 2007, comprised 43.0% of our total loan portfolio, which was greater than any other loan category.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial mortgage and commercial business loan originations in our primary market area. The acquisition of Boardwalk Bank will significantly enhance our capabilities in these areas.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Commercial mortgage	$199,777	43.0%	$183,091	40.6%	$157,128	37.9%	$139,839	38.1%	$127,893	36.8%
Residential mortgage	175,809	37.8	183,692	40.7	179,373	43.2	167,321	45.5	164,898	47.5
Construction	38,554	8.3	38,669	8.6	32,917	7.9	16,834	4.6	14,619	4.2
Home equity loans and lines of credit	37,308	8.0	36,998	8.2	36,472	8.8	36,916	10.1	32,094	9.3
Commercial business loans	12,018	2.6	7,773	1.7	8,096	2.0	5,497	1.5	7,020	2.0
Other consumer loans	1,257	0.3	919	0.2	798	0.2	813	0.2	809	0.2

Total loans	464,723	100.0%	451,142	100.0%	414,784	100.0%	367,220	100.0%	347,333	100.0%

Other items:
Allowance for loan losses	4,121		4,009		3,792		3,603		3,057
Deferred loan fees, net	666		755		960		793		856

Total loans, net	$459,936		$446,378		$410,032		$362,824		$343,420

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2008	$15,265	7.75%	$184	7.94%	$35,035	7.51%	$119	5.90%
2009	6,092	7.80%	159	7.26%	1,006	7.69%	665	5.12%
2010	1,812	7.22%	13	8.74%	2,513	7.51%	362	6.81%
2011 to 2012	617	7.77%	2,505	5.77%	—	—	1,826	6.91%
2013 to 2017	6,443	7.29%	19,394	5.80%	—	—	7,929	6.82%
2018 to 2022	11,804	7.16%	32,034	5.55%	—	—	26,106	7.16%
2023 and beyond	157,744	7.10%	121,520	6.21%	—	—	301	6.93%

Total	$199,777	7.18%	$175,809	6.04%	$38,554	7.52%	$37,308	7.03%

	Commercial Business Loans		Other Consumer Loans			Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate		Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2008	$4,634	7.70%	$146	0.57	% (1)	$55,383	7.57%
2009	3,037	7.50%	28	13.47%		10,987	7.55%
2010	80	7.92%	61	13.66%		4,841	7.43%
2011 to 2012	1,193	7.59%	51	11.45%		6,192	6.70%
2013 to 2017	3,074	7.36%	—	—		36,840	6.41%
2018 to 2022	—	—	—	—		69,944	6.42%
2023 and beyond	—	—	971	7.46%		280,536	6.71%

Total	$12,018	7.55%	$1,257	7.25%		$464,723	6.78%

(1)	Includes overdrawn DDA accounts.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008. Our construction loans typically convert into adjustable-rate permanent loans and are shown as adjustable rate loans in the following table.

	Due After December 31, 2008
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Commercial mortgage	$2,654	$181,856	$184,510
Residential mortgage	140,768	34,859	175,627
Construction	—	3,519	3,519
Home equity loans and lines of credit	28,013	9,176	37,189
Commercial business loans	2,998	4,386	7,384
Other consumer loans	140	971	1,111

Total loans	$174,573	$234,767	$409,340

Commercial Mortgage Loans. At December 31, 2007, commercial mortgage loans totaled $199.8 million, or 43.0%, of our total loan portfolio, which was greater than any other loan category, including one- to four-family residential mortgage loans. The commercial mortgage loan category includes multi-family residential loans.

We offer commercial mortgage loans secured by real estate primarily with adjustable interest rates. We originate a variety of commercial mortgage loans generally for terms of up to 25 years and payments based on an amortization schedule of up to 25 years. These loans are typically based on the U.S. Treasury rate and adjust every three to five years. Commercial mortgage loans also are originated for the acquisition and development of land. Commercial mortgage loans for the acquisition and development of land are typically based upon the prime interest rate as published in The Wall Street Journal or U.S. Treasury bill rates. Commercial mortgage loans for developed real estate and for real estate acquisition and development are originated with loan-to-value ratios of up to 75%, while loans for only the acquisition of land are originated with a maximum loan to value ratio of 50%.

As of December 31, 2007, our largest commercial mortgage loan relationship was one commercial mortgage with a balance of $7.4 million, secured by a marina and commercial building. This loan was performing in accordance with its original terms at December 31, 2007.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Repayments of loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than residential real estate loans. See “Risk Factors – Our emphasis on commercial real estate loans and commercial business loans may expose us to increased lending risks.” To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been affected by adjoining properties that handled hazardous materials.

One- to Four-Family Residential Mortgage Loans. We offer two types of residential mortgage loans: fixed-rate loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of up to 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three, five or seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. We generally sell all fixed rate loans we originate with terms in excess of 15 years with servicing released.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon the sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Our general policy is to not make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 95% with mortgage insurance, including our first-time home owner loan program. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We require title insurance on all first mortgage loans, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone, and may require such insurance on properties not located in a flood zone.

We also offer interest-only adjustable rate residential loans. These loans allow for interest-only payments for the initial term of the loan and then rates adjust annually and payments are fully amortized until maturity. We do not offer payment option adjustable loans or loans defined as sub-prime. At December 31, 2007, we had $12.0 million of interest-only residential loans in our loan portfolio.

Generally, adjustable-rate loans will better insulate Cape Bank from interest rate risk as compared to fixed-rate mortgages. An increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. To mitigate the risk of an increase in a monthly mortgage payment of an adjustable-rate loan, which could result in an increase to delinquencies and defaults, we adhere to strict underwriting guidelines by initially qualifying each borrower at a higher interest rate. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our assets more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Business Loans. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically based on the prime interest rate as published in The Wall Street Journal. These loans are secured by business assets other than real estate, such as business equipment and inventory, or are backed by the personal guarantee of the borrower. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer accounts receivable lines of credit.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At December 31, 2007, our largest commercial business loan relationship was a $609,000 loan secured by assets of the business. This loan was performing in accordance with its original terms at December 31, 2007.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by residential real property, the value of which tends to be more easily ascertainable, commercial business loans have greater risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We have generally required these loans have debt service coverage of at least 1.20x, and we generally require personal guarantees. See “Risk Factors – Our emphasis on commercial real estate loans and commercial business loans may expose us to increased lending risks.”

Construction loans. We offer interim construction financing secured by a parcel of residential property for the purpose of constructing one- to four-family homes. Our construction program offers two types of loans: short-term interest-only or construction/permanent loans. The short-term loans require monthly interest-only payments based on the amount of funds disbursed. The construction/permanent loans require interest-only payments during the construction phase, and convert to a fully amortized fixed rate loan at the end of the interest-only period. Under both programs, construction must be completed within twelve months of the initial disbursement date. The maximum loan-to-value ratio will be 80% of the appraised value. At December 31, 2007, our largest construction loan relationship was $4.3 million, and was secured by residential condominiums. At such date, the loan was performing in accordance with its terms.

While providing us with a comparable, and in some cases, higher yield than conventional mortgage loans, construction loans sometimes involve a higher level of risk. For example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be saleble, resulting in the borrower defaulting and Cape Bank taking title to the project.

Home equity loans and lines of credit. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property, and whether the credit profile indicates that the loan qualifies as a saleable loan on the secondary market. The maximum loan-to-value ratio will be 80% of the appraised value if the loan request exceeds $100,000 and/or the FICO credit score of the applicant is below a prescribed score. Home equity loans have fixed-rates of interest and are originated with terms of up to 15 years. Home equity lines of credit have adjustable rates and are based upon the prime interest rate as published in The Wall Street Journal. We hold a first or second mortgage position on most of the homes that secure our home equity loans, and lines of credit.

Other consumer loans. We offer consumer loans secured by certificates of deposit held at Cape Bank, the pricing of which is based upon the rate of the certificate of deposit. We will offer such loans up to 90% of the principal balance of the certificate of deposit. We also offer unsecured loans and lines of credit with terms of up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Unsecured loans and lines of credit generally have greater risk than residential mortgage loans. Repayments of these loans depends on the borrower’s financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. From time to time, we will purchase portions of our loans with local banks to supplement our lending portfolio. Loan participations totaled $243,000 at December 31, 2007. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting mortgage payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A mortgage servicing asset of approximately $44,000, $64,000 and $78,000 as of December 31, 2007 and December 31, 2006 and 2005, respectively, has been recorded relating to the servicing of loans for others and is included in other assets on our balance sheet.

Correspondent Lending Relationships. Since 2005, Cape Bank has used two separate residential correspondent banking relationships: one with IndyMac Bank, F.S.B. and the other with SunTrust Mortgage, Inc. Correspondent lending relationships provide a source to originate and then sell loans on a servicing released basis with longer term, or non-traditional loan products which are outside of our standard underwriting guidelines. The purpose of establishing these relationships is to enable Cape Bank to offer a full range of residential loan products and compete more effectively for the residential loan market share within Atlantic and Cape May Counties. The correspondent lending relationships are also a source of non-interest income and help minimize long term interest rate risk. These loans are generally priced at 1.25% above par. During the year ended December 31, 2007 Cape Bank sold approximately $23.1 million of loans to its correspondent lenders.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures recommended by management and as reviewed and approved by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the type of loan, whether the loan is secured or unsecured and the officer’s position and experience. For example, the loan approval policy for secured commercial loans is as follows: (i) loans up to $100,000 may be approved by Vice Presidents/Loan Officers, (ii) loans in excess of $100,000 but less than $250,000 must be approved by Senior Vice Presidents/Loan Officers, (iii) loans in excess of $250,000 but less than $500,000 must be approved by the Chief Lending Officer, (iv) loans in excess of $500,000 but less than $1.5 million must be approved by the Management Loan Committee and (v) loans in excess of $1.5 million must be approved by the Board of Director’s Loan Committee.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2007, our regulatory limit on loans to one borrower was $11.0 million. At that date, our largest lending relationship was an $8.0 million loan secured by commercial real estate. At December 31, 2007, this loan was performing in accordance with its terms.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Non-performing and Problem Assets

When a loan is 15 days past due, we send the borrower a late charge notice. If the loan delinquency is not corrected, other forms of collections are implemented, including telephone calls and collection letters. We attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a demand for payment. If the account is not made current by the 120th day of delinquency, we may refer the loan to legal counsel. Any of our loan officers can shorten these time frames in consultation with the senior lending officer.

Generally, loans are placed on non-accrual status when payment of principal or interest 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Lending Officer reports monitored loans, including all loans rated special mention, substandard, doubtful or loss, to the Board of Directors on a monthly basis. In addition, management presents a quarterly loan loss allowance analysis to our Board of Directors.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial mortgage	$3,887	$3,381	$2,420	$689	$1,464
Residential mortgage	—	48	—	—	152
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial business loans	54	141	124	129	13
Other consumer loans	11	16	10	18	12

Total non-accrual loans	3,952	3,586	2,554	836	1,641

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	—	—	—	—	—
Residential mortgage	39	225	265	399	266
Construction	—	—	—	—	—
Home equity loans and lines of credit	16	—	—	8	—
Commercial business loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days and still accruing	55	225	265	407	266

Total non-performing loans	4,007	3,811	2,819	1,243	1,907

Real estate owned	—	—	—	—	—

Total non-performing assets	$4,007	$3,811	$2,819	$1,243	$1,907

Ratios:
Non-performing loans to total loans	0.86%	0.84%	0.68%	0.34%	0.55%
Non-performing assets to total assets	0.63%	0.62%	0.49%	0.23%	0.38%

For the year ended December 31, 2007, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $418,000. Interest income on non-accrual loans of $21,000 was included in net income for the year ended December 31, 2007. There was no interest income on non-accrual loans included in net income for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2007
Real estate loans:
Commercial mortgage	4	$3,234	5	$3,887	9	$7,121
Residential mortgage	4	601	1	39	5	640
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	54	3	54
Other consumer loans	2	72	5	21	7	93

Total	10	$3,907	14	$4,001	24	$7,908

At December 31, 2006
Real estate loans:
Commercial mortgage	—	$—	5	$3,381	5	$3,381
Residential mortgage	6	252	3	273	9	525
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	141	3	141
Other consumer loans	2	33	2	16	4	49

Total	8	$285	13	$3,811	21	$4,096

At December 31, 2005
Real estate loans:
Commercial mortgage	1	$493	3	$2,420	4	$2,913
Residential mortgage	2	57	3	265	5	322
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	1	39	3	124	4	163
Other consumer loans	5	75	1	10	6	85

Total	9	$664	10	$2,819	19	$3,483

At December 31, 2004
Real estate loans:
Commercial mortgage	2	$705	3	$689	5	$1,394
Residential mortgage	6	304	5	399	11	703
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	1	8	1	8
Commercial business loans	1	29	3	129	4	158
Other consumer loans	1	15	2	18	3	33

Total	10	$1,053	14	$1,243	24	$2,296

At December 31, 2003
Real estate loans:
Commercial mortgage	2	$478	3	$1,464	5	$1,942
Residential mortgage	2	138	3	418	5	550
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	1	13	1	13
Other consumer loans	4	20	4	12	8	37

Total	8	$636	11	$1,907	19	$2,542

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2007, we had no real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2007, we had $55,000 of assets designated as special mention.

The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2007, classified assets consisted of substandard assets of $3.3 million, and no doubtful assets and no assets classified as loss. As of December 31, 2007, our largest substandard asset was a commercial mortgage loan of $2.7 million. The classified assets total includes $4.0 million of nonperforming loans at December 31, 2007.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2007 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$4,009	$3,792	$3,603	$3,057	$2,252

Charge-offs:
Real estate loans:
Commercial mortgage	—	—	—	—	(19)
Residential mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial business loans	(119)	—	—	—	—
Other consumer loans	(113)	(128)	(4)	(4)

Total charge-offs	(232)	(128)	(4)	(4)	(19)

Recoveries:
Real estate loans:
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	2
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Other consumer loans	43	33	—	—

Total recoveries	43	33	—	—	2

Net (charge-offs) recoveries	(189)	(95)	(4)	(4)	(17)
Provision for loan losses	357	312	193	550	822
Reclassification to other liabilities for reserve on off-balance sheet items	(56)	—	—	—	—

Balance at end of period	$4,121	$4,009	$3,792	$3,603	$3,057

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.06%	0.02%	0.01%	0.00%	0.01%
Allowance for loan losses to non-performing loans at end of period	102.85%	105.20%	134.52%	289.86%	160.30%
Allowance for loan losses to total loans at end of period	0.89%	0.89%	0.91%	0.98%	0.88%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2007		2006		2005
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial mortgage	$2,381	42.99%	$2,165	40.59%	$1,799	37.88%
Residential mortgage	978	37.83	1,071	40.72	1,137	43.24
Construction	336	8.29	370	8.57	399	7.94
Home equity loans and lines of credit	208	8.03	222	8.20	255	8.79
Commercial business loans	97	2.59	79	1.72	200	1.95
Other consumer loans	121	0.27	102	0.20	2	0.20

Total allocated allowance	4,121	100.00%	4,009	100.00%	3,792	100.00%

Unallocated	—		—		—

Total	$4,121		$4,009		$3,792

	At December 31,
	2004		2003
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial mortgage	$1,945	38.08%	$1,649	36.82%
Residential mortgage	1,116	45.56	968	47.48
Construction	205	4.58	149	4.21
Home equity loans and lines of credit	270	10.05	209	9.24
Commercial business loans	65	1.50	77	2.02
Other consumer loans	2	0.23	5	0.23

Total allocated allowance	3,603	100.00%	3,057	100.00%

Unallocated	—		—

Total	$3,603		$3,057

Investment Activities

We have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various U.S. government sponsored enterprises, federal agencies and state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities (equity as well as debt) and mutual funds. As a member of the Federal Home Loan Bank of New York, we also are required to maintain an investment in Federal Home Loan Bank of New York stock.

At December 31, 2007, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $107.3 million and consisted primarily of municipal bonds, mortgage-backed securities, including collateralized mortgage obligations, United States Government and agency securities, including securities issued by Government sponsored enterprises, municipal and other bonds and equity securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return on our investment. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved at least annually. The Investment Committee, consisting of the Chief Executive Officer, Chief Financial Officer and Controller, is responsible for implementation of the investment policy, and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a monthly basis.

Municipal Securities. We invest in state and county municipal bonds, both general obligation and revenue bonds. Our policy allows us to purchase such securities rated “Baa” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2007, our municipal securities portfolio consisted primarily of State of New Jersey bonds of $9.7 million and other municipal bonds of $9.6 million.

United States Government and Federal Agency Obligations. While United States Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our policy allows us to purchase privately-issued mortgage-backed securities rated “A” or higher, although in practice we generally limit purchases of such securities to those rated “AAA.” We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cape Bank. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

CMOs are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. All of the CMOs in our investment portfolio are rated “AAA” by at least one of the major investment securities rating services.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities held-to-maturity:
Municipal bonds	$19,658	$19,786	$13,936	$13,839	$11,221	$11,163
U.S. Government and agency obligations	1,000	1,000	1,000	976	1,000	975
Mortgage-backed securities:
Ginnie Mae pass-through certificates	30	31	76	77	130	134
Freddie Mac pass-through certificates	3,780	3,811	3,998	3,982	1,926	1,946
Fannie Mae pass-through certificates	11,063	11,138	13,084	12,928	8,395	8,322
Collateralized mortgage obligations	9,609	9,661	6,637	6,575	2,962	2,875

Total securities held-to-maturity	$45,140	$45,427	$38,731	$38,377	$25,634	$25,415

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available-for-sale:
Debt Securities:
U.S. Government and agency obligations	$15,992	$16,211	$24,997	$24,794	$33,246	$32,655
Corporate bonds	6,914	6,908	8,270	8,244	12,693	12,598
Equity securities	247	172	247	224	4,510	4,391
Mortgage-backed securities:
Ginnie Mae pass-through certificates	1,083	1,092	1,429	1,424	2,075	2,066
Freddie Mac pass-through certificates	17,473	17,612	10,931	10,908	7,889	7,759
Fannie Mae pass-through certificates	19,949	20,133	16,851	16,890	10,981	10,861

Total securities available-for-sale	$61,658	$62,128	$62,725	$62,484	$71,394	$70,330

Certain of the investment securities listed above have fair values less than amortized cost and therefore contain unrealized losses. Cape Bank evaluated these securities and determined that the decline in value is related to fluctuations in the interest rates and not related to any event specifically related to an issuer or industry. The majority of the holdings are backed by the United States Government or United States government-sponsored agencies and full payment is expected at maturity. Cape Bank has the intent and ability to hold these investments until maturity or market price recovery. We anticipate full recovery of amortized costs with respect to these securities. Management has determined that there are no securities that are other than temporarily impaired as of December 31, 2007, 2006 and 2005.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities’ yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2007 was 5.27%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities held to maturity:
Municipal bonds	$968	4.07%	$8,168	3.47%	$9,102	3.77%	$1,420	4.00%	$19,658	$19,786	3.67%
U.S. Government and agency obligations	—	—	1,000	4.11%	—	—	—	—	1,000	1,000	4.11%
Mortgage-backed securities:
Ginnie Mae pass-through certificates	1	6.45%	4	7.00%	25	7.47%	—	—	30	31	7.39%
Freddie Mac pass-through certificates	12	6.10%	2,738	5.24%	1,030	5.19%	—	—	3,780	3,811	5.23%
Fannie Mae pass-through certificates	1	7.82%	2,195	6.17%	2,492	4.86%	6,375	5.38%	11,063	11,138	5.42%
Collateralized mortgage obligations	—	—	1,633	4.84%	4,125	5.44%	3,851	5.00%	9,609	9,661	5.16%

Total securities held-to-maturity	$982	4.10%	$15,738	4.34%	$16,774	4.43%	$11,646	5.08%	$45,140	$45,427	4.56%

Investment securities available for sale:
Debt Securities:
U.S. Government and agency obligations	$3,000	4.17%	$10,495	5.34%	$2,497	5.51%	$—	—%	$15,992	$16,211	5.15%
Corporate bonds	3,988	5.54%	2,926	7.34%	—	—	—	—%	6,914	6,908	6.30%
Equity securities (1)	—	—	—	—	—	—	247	7.27%	247	172	7.27%
Mortgage-backed securities:
Ginnie Mae pass-through certificates	—	—	—	—	265	6.15%	818	5.24%	1,083	1,092	5.47%
Freddie Mac pass-through certificates	—	—	—	—	10	6.60%	17,463	5.14%	17,473	17,612	5.14%
Fannie Mae pass-through certificates	—	—	—	—	18	5.24%	19,931	5.15%	19,949	20,133	5.15%

Total securities available for sale	$6,988	4.95%	$13,421	5.78%	$2,790	5.58%	$38,459	5.43%	$61,658	$62,128	5.45%

(1)	Equity securities which do not have a stated maturity are included in Total Securities.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. At December 31, 2007, we also had $20.5 million of deposit accounts from a variety of local municipal relationships. We have no brokered deposits.

We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account and a checking account specifically designed for small businesses. We offer bill paying and cash management services through our online banking system.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the interest rates offered by our competition, the interest rates available on borrowings, rates on brokered deposits, our liquidity needs, and customer preferences. We generally review our deposit mix and deposit pricing weekly. Our deposit pricing strategy generally has been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing	$45,039	9.7%	—%	$46,802	10.6%	—%
Savings accounts	79,160	17.2	1.63%	88,715	20.2	1.43%
NOW and money market	161,353	35.0	2.63%	139,645	31.8	2.21%
Certificates of deposit	175,924	38.1	4.56%	164,570	37.4	4.01%

Total deposits	$461,476	100.0%	2.94%	$439,732	100.0%	2.49%

	For the Years Ended December 31, 2005
	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing	$44,377	10.5%	—%
Savings accounts	101,593	24.0	1.15%
NOW and money market	126,156	29.9	1.24%
Certificates of deposit	150,378	35.6	3.13%

Total deposits	$422,504	100.0%	1.76%

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
Interest Rate
Less than 2.00%	$11	$29	$259
2.00% - 2.99%	51	1,539	29,429
3.00% - 3.99%	12,878	26,142	85,091
4.00% - 4.99%	145,312	129,724	37,836
5.00% - 5.99%	17,398	10,913	4,505
6.00% - 6.99%	8	8	8
7.00% - 7.99%	—	—	—

Total	$175,658	$168,355	$157,128

The following table sets forth the amount and maturities of time deposits at December 31, 2007.

	Period to Maturity at December 31, 2007
	Less Than or Equal to a Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four Years	Total
	(In thousands)
Interest Rate
Less than 2.00%	$11	$—	$—	$—	$—	$11
2.00% - 2.99%	51	—	—	—	—	51
3.00% - 3.99%	8,984	3,625	269	—	—	12,878
4.00% - 4.99%	105,585	20,370	8,667	5,855	4,835	145,312
5.00% - 5.99%	8,571	5,747	514	1,063	1,503	17,398
6.00% - 6.99%	—	8	—	—	—	8

Total	$123,202	$29,750	$9,450	$6,918	$6,337	$175,658

As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $43.7 million. The following table sets forth the maturity of these certificates as of December 31, 2007.

At December 31, 2007
(In thousands)
Three months or less	$9,903
Over three months through six months	11,597
Over six months through one year	11,081
Over one year to three years	7,870
Over three years	3,249

Total	$43,700

Borrowings. We have the ability to borrow from the Federal Home Loan Bank of New York to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Our borrowings consist of advances from the Federal Home Loan Bank of New York. At December 31, 2007, we had access to additional Federal Home Loan Bank advances of up to $91.3 million based on our unused qualifying collateral available to support such advances. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at end of period	$65,000	$99,000	$73,530
Average balance during period	$75,359	$84,860	$62,316
Maximum outstanding at any month end	$104,000	$104,083	$73,805
Weighted average interest rate at end of period	4.38%	4.85%	4.10%
Average interest rate during period	4.76%	4.62%	3.61%

Personnel

As of December 31, 2007, we had 128 full-time employees and 7 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

SUPERVISION AND REGULATION

General

Federal law allows a state savings bank, such as Cape Bank, that qualifies as a “qualified thrift lender” (discussed below), to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such election results in its holding companies being regulated as savings and loan holding companies by the Office of Thrift Supervision rather than as bank holding companies regulated by the Board of Governors of the Federal Reserve System. At the time of its mutual to stock conversion, Cape Bank elected to be treated as a savings association under the applicable provisions of the HOLA. Accordingly, Cape Bancorp is a savings and loan holding company and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Cape Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Cape Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Cape Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator. Cape Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Cape Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the New Jersey Department of Banking and Insurance, the FDIC, the Office of Thrift Supervision or the U.S. Congress, could have a material adverse impact on Cape Bancorp, Cape Bank and their operations.

Certain of the regulatory requirements that are or will be applicable to Cape Bank and Cape Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Cape Bank and Cape Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

The following discussion describes elements of an extensive regulatory framework applicable to savings and loan holding companies and banks and specific information about Cape Bank and Cape Bancorp. Federal and state regulation of banks and savings and loan holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than for the protection of potential shareholders and creditors.

Bank Regulation

New Jersey Banking Regulation

Activity Powers. Cape Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, New Jersey savings banks, including Cape Bank, generally may invest in: real estate mortgages; consumer and commercial loans; specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies; certain types of corporate equity securities; and certain other assets.

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Department. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Department by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is further limited by federal law and the related regulations. See “—Federal Banking Regulation—Activity Restrictions on State-Chartered Banks” below.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Cape Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Cape Bank. See “—Federal Banking Regulation—Prompt Corrective Action” below.

Minimum Capital Requirements. Regulations of the Department impose on New Jersey chartered depository institutions, including Cape Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “—Federal Banking Regulation—Capital Requirements.”

Examination and Enforcement. The Department may examine Cape Bank whenever it deems an examination advisable. The Department examines Cape Bank at least every two years. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Commissioner of the Department why such person should not be removed.

Federal Banking Regulation

Capital Requirements. Federal Deposit Insurance Corporation regulations require banks to maintain minimum levels of capital. The Federal Deposit Insurance Corporation regulations define two tiers, or classes, of capital.

Tier 1 capital is comprised of the sum of:

•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities;

•	non-cumulative perpetual preferred stock, including any related retained earnings; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses; and

•	up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair market values.

The allowance for loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets (as discussed below). Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. The Federal Deposit Insurance Corporation regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the Federal Deposit Insurance Corporation for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

The Federal Deposit Insurance Corporation regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item.

The federal banking agencies, including the Federal Deposit Insurance Corporation, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.

As of December 31, 2007, Cape Bank was considered “well-capitalized” under Federal Deposit Insurance Corporation guidelines.

Activity Restrictions on State-Chartered Banks. Federal law and Federal Deposit Insurance Corporation regulations generally limit the activities and investments of state-chartered Federal Deposit Insurance Corporation insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the Federal Deposit Insurance Corporation.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or the Federal Deposit Insurance Corporation regulations, an insured bank must seek approval from the Federal Deposit Insurance Corporation to make such investment or engage in such activity. The Federal Deposit Insurance Corporation will not approve the activity unless the bank meets its minimum capital requirements and the Federal Deposit Insurance Corporation determines that the activity does not present a significant risk to the Federal Deposit Insurance Corporation deposit insurance fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 million. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Cape Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it currently is not engaging in such activities.

Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2007, Cape Bank was in compliance with this requirement.

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured savings banks, including Cape Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Prompt Corrective Action. The Federal Deposit Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The Federal Deposit Insurance Corporation, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Federal Deposit Insurance Corporation’s regulations define the five capital categories as follows:

An institution will be treated as “well-capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the Federal Deposit Insurance Corporation to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 8%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

•

its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

•	its ratio of capital to total risk-based capital is less than 8%;

•	its ratio of Tier 1 capital to risk-weighted assets is less than 4%; and

•	its ratio of Tier 1 capital to total assets is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

An institution will be treated as “significantly undercapitalized” if:

•	its ratio of capital to risk-weighted assets is less than 6%;

•	its ratio of Tier 1 capital to risk-weighted assets is less than 3%; or

•	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”

The Federal Deposit Insurance Corporation is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The Federal Deposit Insurance Corporation may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•	insolvency, or when the assets of the bank are less than its liabilities;

•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

•	existence of an unsafe or unsound condition to transact business;

•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; or

•

insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

•	Cape Bank is in compliance with the Prompt Corrective Action rules.

Insurance of Deposit Accounts. Deposit accounts in Cape Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Cape Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 was offset by a credit from the Federal Deposit Insurance Corporation to Cape Bank of $390,000. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Transactions with Affiliates of Cape Bank. Transactions between an insured bank, such as Cape Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

•

limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

Prohibitions Against Tying Arrangements. Banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the institution.

Community Reinvestment Act and Fair Lending Laws. All Federal Deposit Insurance Corporation insured banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the Federal Deposit Insurance Corporation is required to assess the bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Deposit Insurance Corporation, as well as other federal regulatory agencies and the Department of Justice. Cape Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Cape Bank. See “—New Jersey Banking Regulation—Loans-to-One-Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $250,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

New Jersey Regulation. Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons, that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

The USA PATRIOT Act

The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We may be subject to further reporting and audit requirements beginning with the year ending December 31, 2008 under the requirements of the Sarbanes-Oxley Act. We have policies, procedures and systems designed to ensure compliance with these regulations.

Holding Company Regulation

General. Cape Bancorp is a unitary savings and loan holding company subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Cape Bancorp’s non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Cape Bank.

As a unitary savings and loan holding company, Cape Bancorp is permitted to engage in those activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

The Office of Thrift Supervision also takes the position that its capital distribution regulations apply to state savings banks in savings and loan holding company structures. Those regulations impose limitations upon all capital distributions by an institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Cape Bank, it is a subsidiary of a holding company. In the event Cape Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Cape Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Acquisition of Control. Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of any company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, the effectiveness of each parties’ anti-money laundering program, and competitive factors.

Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Qualified Thrift Lender Test. In order for Cape Bancorp, Inc. to be regulated as savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Board of Governors of the Federal Reserve System), Cape Bank must qualify as a “qualified thrift lender” under Office of Thrift Supervision regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2007, Cape Bank maintained 79.0% of its portfolio assets in qualified thrift investments. Cape Bank also met the Qualified Thrift Lender test in each of the prior four quarters.

Federal Securities Laws

Cape Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Cape Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Cape Bancorp common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Cape Bancorp, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Cape Bancorp, Inc. meets specified current public information requirements, each affiliate of Cape Bancorp, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. Cape Bancorp and Cape Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. None of Cape Bank’s federal tax returns are currently under audit, and Cape Bank has not been audited during the past five years.

Cape Bancorp and Cape Bank have entered into a tax allocation agreement. Because Cape Bancorp owns 100% of the issued and outstanding capital stock of Cape Bank, Cape Bancorp and Cape Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Cape Bancorp is the common parent corporation. As a result of this affiliation, Cape Bank may be included in the filing of a consolidated federal income tax return with Cape Bancorp and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Cape Bancorp or Cape Bank.

Method of Accounting. For federal income tax purposes, Cape Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, Cape Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996 that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period of all tax bad debt reserves accumulated after 1988. Cape Bank recaptured its reserve balance over the six-year period ended December 31, 2003. Bad debt reserves created prior to January 1, 1988 (referred to as “pre-base year reserves”) remained subject to recapture into taxable income. Currently, Cape Bank uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. At December 31, 2007, our total federal pre-base year reserve was approximately $7.9 million. Under current law, pre-base year reserves remain subject to recapture should Cape Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income”). The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Cape Bancorp and Cape Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryforwards. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, Cape Bank had no net operating loss carryforwards for federal income tax purposes.

State Taxation

New Jersey State Taxation. Cape Bank files New Jersey Corporation Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Cape Bank is not currently under audit with respect to its New Jersey income tax returns and Cape Bank’s state tax returns have not been audited for the past five years. Cape Bank had no state tax net operating loss carryforwards at December 31, 2007.

New Jersey tax law does not allow for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under recent tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return for the entire operations of the affiliated group or controlled group, including its own operations and income.

ITEM 1A.	RISK FACTORS

Future Changes in Interest Rates Could Reduce Our Profits

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

1.	the interest income we earn on our interest-earning assets, such as loans and securities; and

2.	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

From June 30, 2004 through June 30, 2006, the Federal Reserve Board of Governors increased its target for the federal funds rate, from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) did not increase to the same degree. This “flattening” and at certain times, “inversion” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. From September 2007 through March 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 2.25%. At the same time, longer-term interest rates did not decline to the same degree. If this “steepening” of the market yield curve were to continue, and if rates on our deposits and borrowings reprice downward faster than the rates on our long-term loans and investments, we would experience an increase in our net interest spread and margin, which would have a positive effect on our profitability. Our average interest rate spread decreased 12 basis points to 3.02% at December 31, 2007 from 3.14% at December 31, 2006.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their loans in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Alternatively, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2007, the fair value of our available for sale investment securities totaled $62.1 million and the amortized cost of such securities was $61.7 million. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in Cape Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2007, in the event of an immediate 100 basis point increase in interest rates, we would experience a 1.0% decrease in net portfolio value and a $702,000 decrease in net interest income. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our emphasis on commercial real estate loans and commercial business loans may expose us to increased lending risks.

At December 31, 2007, $235.3 million, or 50.6%, of our loan portfolio consisted of commercial real estate loans, including commercial construction loans. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including residential mortgage loans, which totaled $175.8 million, or 37.8% of our total loan portfolio, at December 31, 2007. In addition, at December 31, 2007, $12.0 million, or 2.6% of our loan portfolio, consisted of commercial business loans. In addition, at December 31, 2007 Boardwalk Bank had approximately commercial and commercial real estate loans of $247.6 million, or 78.7% of Boardwalk Bank’s total loan portfolio, which loans became part of Cape Bank’s loan portfolio upon consummation of the acquisition. In addition, at December 31, 2007, Cape Bank had $35.5 million in commercial construction loans and Boardwalk Bank had $21.1 million in commercial construction loans.

We have increased our originations of commercial real estate and commercial business loans in recent years and we intend to continue to emphasize this type of lending. Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial real estate and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business, respectively, to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could affect the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. See “Business—Lending Activities.”

A downturn in the local economy or a decline in real estate values would reduce our profits.

A majority of our loans, including our commercial real estate and commercial business loans, are secured by real estate or made to businesses in our local market area which are heavily dependent on second home and vacation customers. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would reduce our profits. In recent years, there has been a significant increase in real estate values in our market area, although more recently, such values have begun to stabilize and, in some instances, decreased. Due to the credit market, values may decline. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could adversely affect our portfolio of commercial real estate loans and could result in a decline in the origination of such loans. For a discussion of our market areas, see “Business —Cape Bank—Market Area.”

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. Price competition for loans and deposits may result in our charging lower interest rates on loans and paying higher interest rates on deposits, which reduces our net interest income. Price competition for loans and deposits also may result in our being unable to originate and fund as many loans as we can in a prudent manner. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2007, which is the most recent date for which data are available from the Federal Deposit Insurance Corporation, we held 12.2% of the deposits in Cape May County and 3.5% of the deposits in Atlantic County, New Jersey. Our acquisition of Boardwalk Bank increased our market share, but we will still be subject to intense competition. Boardwalk Bank held 1.6% and 6.2% of the deposits in Cape May County and Atlantic County, respectively, at June 30, 2007. We expect competition to increase in the future. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be affected adversely by changes in laws and regulations.

Cape Bank is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, as its primary federal regulator and insurer of its deposits, and by the New Jersey Department of Banking and Insurance as its primary state regulator. Cape Bancorp is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which Cape Bank and Cape Bancorp may engage and are intended primarily for the protection of the deposit insurance fund and our depositors and borrowers rather than for holders of Cape Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, designate problem assets and determine the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may increase our costs of operations and have a material impact on our operations.

Risks Related to Completed Acquisition of Boardwalk Bank

There is a possibility that Cape Bank will be unable to effectively integrate Boardwalk Bank with its operations.

The future growth of Cape Bank and Cape Bancorp will depend, in part, on the success of the merger of Boardwalk Bancorp with Cape Bancorp. The success of the merger will, in turn, depend on a number of factors, including Cape Bank’s ability to:

•	retain and integrate key Boardwalk Bank personnel into the operations of Cape Bank;

•	control the incremental non-interest expense from the merger in order to improve overall operating efficiencies;

•	limit the outflow of deposits from Boardwalk Bank branches; and

•	integrate Boardwalk Bank’s branches into the current operations of Cape Bank.

We could potentially recognize goodwill impairment charges after the merger and conversion.

Our acquisition of and merger with Boardwalk Bancorp was accounted for using the purchase method of accounting. In accordance with applicable accounting principles, Cape Bancorp estimates that, as a result of the merger, total intangible assets of $51.8 million, including goodwill totaling $50.7 million, will be recorded under Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”). As a result, goodwill will equal approximately 27.3% of the $185.7 million of pro forma consolidated total stockholders’ equity at December 31, 2007. Pursuant to the provisions of SFAS No. 142, Cape Bancorp will annually review goodwill for impairment. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, e.g. adverse trends in interest rates and increased loan losses. If our banking franchise value declines after consummation of the conversion and the merger, there may be goodwill impairment charges to operations which would adversely affect our future earnings.

The value of the combined investment portfolio may be adversely affected by market conditions.

For the purposes of preparing Cape Bancorp’s consolidated financial statements and pursuant to the purchase method of accounting, Cape Bancorp will establish a new accounting basis for Boardwalk Bancorp’s assets and liabilities based upon their estimated fair market values. As such, Boardwalk Bancorp’s investment securities portfolio will be marked-to-market as of the date of acquisition. While it is not anticipated that any fluctuation in the value of these securities will be material to the aggregate combined investment portfolio, there can be no assurance that as a result of increased market volatility, these fluctuations will not have a material adverse impact on certain investment positions within the portfolio or upon the portfolio as a whole.

At December 31, 2007, Boardwalk Bancorp had approximately $30.0 million of corporate debt securities (including collateralized debt obligations) in its investment portfolio, the values of which are affected by changes in the underlying quality of each entity’s investments, and changes in market interest rates, among other factors. Under current market conditions, the decline in value of these corporate debt securities is not material relative to the pro forma combined investment portfolio. However, given the uncertain market conditions affecting corporate debt securities, we cannot assure you that any future diminution in value would not be material. Furthermore, in order to reduce exposure, we may choose to liquidate certain of these securities at any point in the future following consummation of the acquisition as market conditions justify an orderly sale of such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth certain information relating to our properties as of December 31, 2007. We own our main office and all of our branches.

Description and Address	Date Opened	Square Footage	Net Book Value at December 31, 2007 (In thousands)
Main Office
225 North Main Street Cape May Court House, New Jersey 08210	1983	3,100	$3,439	(1)

Branch Offices
Cape May Branch 217 Jackson Street Cape May, New Jersey 08204	1983	4,396	$140

Ocean City Branch 1000 Asbury Avenue Ocean City, New Jersey 08226	1982	1,512	$2,028

Marmora Branch Route 9 and Old Tuckahoe Road Marmora, New Jersey 08223	1975	2,124	$144

Villas Branch 1899 Bayshore Road Villas, New Jersey 08215	1974	3,010	$667

Stone Harbor Branch 9616 Second Avenue Stone Harbor, New Jersey 08247	1988	1,425	$227

Rio Grande Branch Routes 9 and 47 Rio Grande, New Jersey 08242	1984	2,496	$134

Wildwood Branch 3101 New Jersey Avenue Wildwood, New Jersey 08260	1987	2,624	$477

Description and Address	Date Opened	Square Footage	Net Book Value at December 31, 2007 (In thousands)
Atlantic City Branch 1501 Pacific Avenue Atlantic City, New Jersey 08401	2002	6,868	$1,993

Margate Branch Essex and Ventnor Avenues Margate City, New Jersey 08402	1991	2,440	$1,206

Egg Harbor Township Branch Black Horse Pike and Fire Road Egg Harbor Township, New Jersey 08234	1991	2,600	$602

Galloway Branch 320 E. Jimmie Leeds Road Galloway, New Jersey 08205	2002	2,800	$1.553

Somers Point Branch 199 New Road Somers Point, New Jersey 08244	2002	2,337	$1,374

(1)	Includes additional administrative office space at main office complex.

At December 31, 2007, Boardwalk Bank had seven branch offices in Cape May and Atlantic Counties and a loan processing office in Cumberland County, New Jersey.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) At December 31, 2007, we had no shareholders. Our shares of common stock began trading on the Nasdaq Global Select Market under the symbol “CBNJ” on February 1, 2008.

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are the retained proceeds from the initial sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to Cape Bancorp, Inc.’s loan to the employee stock ownership plan, and dividends from Cape Bank. For a discussion of the limitations applicable to Cape Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”

At December 31, 2007, there were no compensation plans under which equity securities of Cape Bancorp were authorized for issuance other than the Employee Stock Ownership Plan.

(b) The company commenced its initial stock offering on or about November 13, 2007, and the offering closed on January 31, 2008. Funds received in the subscription and community offerings earned interest at Cape Bank’s passbook savings rate. There have been no material changes in the Company’s projected use of the offering proceeds as from what was disclosed in the section entitled “How We Intend to Use the Proceeds from the Stock Offering” in the Company’s Registration Statement on Form S-1 (Commission File No. 333-146178).

(c) There were no issuer repurchases of securities during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of Cape Bank. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bank and related notes included elsewhere in this Annual Report.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:

Total assets	$613,811	$609,764	$574,524	$532,584	$495,640
Cash and cash equivalents	15,631	17,492	29,974	19,231	19,049
Investment securities available for sale, at fair value	62,128	62,484	70,330	82,902	72,836
Investment securities held to maturity	45,140	38,731	25,634	31,505	26,562
Loans held-for-sale	350	766	—	—	—
Loans, net	459,936	446,378	410,032	362,824	343,420
Federal Home Loan Bank of New York stock, at cost	3,848	5,268	4,109	2,550	2,397
Bank owned life insurance	15,421	14,503	13,998	13,216	12,802
Deposits	465,648	435,829	432,385	420,218	388,033
Federal Home Loan Bank borrowings	65,000	99,000	73,530	48,497	47,944
Total equity	72,829	68,943	63,481	59,425	55,600

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Operating Data:

Interest income	$36,629	$34,357	$28,564	$25,452	$25,490
Interest expense	(17,146)	(14,875)	(9,691)	(6,816)	(7,642)

Net interest income	19,483	19,482	18,873	18,636	17,848
Provision for loan losses	357	312	193	550	822

Net interest income after provision for loan losses	19,126	19,170	18,680	18,086	17,026
Non-interest income	3,991	4,438	3,581	2,890	3,208
Non-interest expense	(18,390)	(16,379)	(15,517)	(14,474)	(13,833)

Income before income tax expense	4,727	7,229	6,744	6,502	6,401
Income tax expense	(1,299)	(2,228)	(2,320)	(2,238)	(2,112)

Net income	$3,428	$5,001	$4,424	$4,264	$4,289

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.56%	0.84%	0.80%	0.83%	0.90%
Return on equity (ratio of net income to average equity)	4.81%	7.58%	7.20%	7.39%	8.00%
Average interest rate spread (1)	3.02%	3.14%	3.48%	3.78%	3.84%
Net interest margin (2)	3.50%	3.56%	3.77%	4.00%	4.07%
Efficiency ratio (3)	78.34%	68.47%	69.11%	67.24%	65.69%
Non-interest expense to average total assets	2.99%	2.74%	2.81%	2.82%	2.89%
Average interest-earning assets to average interest-bearing liabilities	115.76%	115.73%	115.04%	114.58%	113.20%

Asset Quality Ratios:
Non-performing assets to total assets	0.63%	0.62%	0.49%	0.23%	0.38%
Non-performing loans to total loans	0.86%	0.84%	0.68%	0.34%	0.55%
Allowance for loan losses to non-performing loans	102.85%	105.20%	134.52%	289.86%	160.30%
Allowance for loan losses to total loans	0.89%	0.89%	0.91%	0.98%	0.88%

Capital Ratios:
Total capital (to risk-weighted assets)	17.33%	17.59%	17.54%	18.30%	18.07%
Tier I capital (to risk-weighted assets)	16.34%	16.59%	16.53%	17.22%	17.11%
Tier I capital (to average assets)	11.11%	11.00%	10.89%	10.93%	11.13%
Equity to assets	11.49%	11.31%	11.05%	11.16%	11.22%

Other Data:
Number of full service offices	13	13	13	13	13
Full time equivalent employees	133	132	132	134	131

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth, reaching $633.8 million in assets at December 31, 2007. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At December 31, 2007, Boardwalk Bancorp had total assets of $450.4 million.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We also offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small businesses. At December 31, 2007, our retail market area primarily included the area surrounding our 13 offices located in Cape May and Atlantic Counties, New Jersey. Through our acquisition of Boardwalk Bank, we now operate 19 branch offices, including a branch at our corporate headquarters.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of market interest rates affect our net interest income. Although the Federal Reserve has recently cut short-term interest rates, prior to these reductions, in recent periods, short-term interest rates (which influence the rates we pay on deposits) have increased, while longer-term interest rates (which influence the rates we earn on loans) have not. The narrowing of the spread between the interest we earn on loans and investments and the interest we pay on deposits has negatively affected our net interest income.

A secondary source of income is non-interest income, which is revenue that we receive from providing other products and services. Most of our non-interest income generally consists of service charges (mostly service charges on deposit accounts). We also recognize non-interest income from the sale of loans and securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, depreciation, amortization and maintenance expenses and other miscellaneous expenses, such as advertising, insurance, professional services and printing and supplies expenses.

Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. Following the conversion and stock offering, we will recognize additional annual employee compensation expenses from the employee stock ownership plan and any additional stock-based benefit plans that we adopt.

In 2007 the Federal Deposit Insurance Corporation began assessing most insured banks and savings banks deposit insurance premiums ranging from five cents and seven cents for every $100 of deposits. Assessment credits have been provided to institutions that paid high premiums in the past. According to information provided by the Federal Deposit Insurance Corporation, Cape Bank received an assessment credit of approximately $390,000. The amount of the credit that offset our deposit insurance premium in 2007 was $176,710. The balance of $213,903 will be applied against our 2008 assessment.

Anticipated Increase in Non-Interest Expense

Following the completion of the conversion and stock offering, our non-interest expense increased as a result of the increased costs associated with operating as a public company. These additional expenses consist primarily of legal and accounting fees, expenses of shareholder communications and meetings, and increased compensation expenses associated with our employee stock ownership plan and any additional stock-based benefit plans that are approved by our shareholders.

Based on our sale of 7,820,000 shares of our common stock in the stock offering:

•

The employee stock ownership plan completed its purchase of 1,065,082 shares of common stock on February 26, 2008 with a $10.65 million loan that is expected to be repaid over 25 years, resulting in an average annual pre-tax expense of approximately $425,000 (assuming that the common stock maintains a value of $10.00 per share).

•

The stock-based benefit plans would grant options to purchase shares equal to 10% of the shares issued in the offering (including shares issued to The CapeBank Charitable Foundation and shares issued in the merger), or 1,331,352 shares, to eligible participants, which would result in compensation expense over the vesting period of the options. Assuming the market price of the common stock is $10.00 per share; the options are granted with an exercise price of $10.00 per share; the dividend yield on the stock is 0%; the expected option life is ten years; the risk free interest rate is 5.03% (based on the seven-year Treasury rate) and the volatility rate on the shares of common stock is 11.31% (based on an index of publicly traded thrift holding companies), the estimated grant-date fair value of the options (and corresponding pre-tax expense to us) using a Black-Scholes option pricing analysis is $4.05 per option granted. Assuming this value is amortized over the five-year vesting period, the corresponding annual pre-tax expense associated with the stock options would be approximately $1.5 million.

•

The stock-based benefit plans would award a number of shares of common stock equal to 4% of the shares issued in the offering (including shares issued to The CapeBank Charitable Foundation and shares issued in the merger), or 532,540 shares, to eligible participants, which would be expensed as the awards vest. Assuming that all shares are awarded under the stock-based benefit plans at a price of $10.00 per share, and that the awards vest over a five-year period, the corresponding annual pre-tax expense associated with shares awarded under the stock-based benefit plans would be approximately $1.1 million.

The actual expense that will be recorded for the employee stock ownership plan will be determined by the market value of our common stock as shares are released to employees over the term of the loan, and whether the loan is repaid faster than its contractual term. Accordingly, any increases in our stock price above $10.00 per share and any accelerated repayment of the loan will increase the annual employee stock ownership plan expense. Further, the actual expense of the stock awards under the stock-based benefit plans will be determined by the fair market value of the common stock on the grant date, which may be greater than $10.00 per share, and the actual expense of stock options under the stock-based benefit plan will be based on the grant-date fair value of the options, which will be affected by a number of factors, including the market value of our common stock, the term and vesting period of the stock options, our dividend yield and other valuation assumptions contained in the option pricing model that we ultimately use.

We may grant options and award shares of common stock under one or more stock-based benefit plans in excess of 10% and 4.0%, respectively, of our total shares issued in the offering, including mergers shares and shares issued to The CapeBank Charitable Foundation if the stock-based benefit plans are adopted more than one year following completion of the stock offering. This would further increase our expenses associated with stock-based benefit plans.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in the Notes to our Consolidated Financial Statements, beginning on page F-1 of our Annual Report to Shareholders which is incorporated herein by reference.

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

Management reviews the level of the allowance monthly. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 2 of the Notes to the Consolidated Financial Statements.

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates.

Business Strategy

Our business strategy is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by:

•	pursuing new opportunities to increase commercial lending in our primary market area and expanding our existing commercial loan relationships;

•	continuing to use prudent underwriting standards to maintain the high quality of our loan portfolio;

•	continuing to originate residential mortgage loans in our primary market area;

•	building profitable business and consumer relationships by providing superior customer service with an emphasis on increasing transaction deposit accounts;

•	increasing our non-interest income, through a broader range of products and services; and

•

expanding our franchise through acquisitions, including our merger with Boardwalk Bancorp, and by opening additional branch offices in our primary market area, although there are no specific plans to do so at this time.

Pursuing new opportunities to increase our commercial lending in our primary market area and expanding our existing commercial loan relationships. We have a diversified loan portfolio which includes commercial real estate and commercial business loans. At December 31, 2007, we had $235.3 million and $12.0 million of commercial real estate loans (including commercial construction loans) and commercial business loans representing 50.6% and 2.6% of total loans, respectively. Commercial loans help diversify our loan portfolio and help improve the interest rate sensitivity of our assets. Additionally, the merger with Boardwalk Bancorp will significantly increase our commercial loan portfolio. With the additional capital raised in the offering, we intend to continue to pursue commercial lending opportunities. Our maximum loan to-one borrower limit will increase from $11.0 million at December 31, 2007 to $24.3 million based on the net proceeds from the stock offering and merger, although we do not expect to have any lending relationships that would reach this limit.

Continuing to use prudent underwriting standards to maintain the high quality of our loan portfolio. We believe that maintaining high asset quality is a key to long-term financial success. We have sought to grow and diversify our loan portfolio while keeping nonperforming assets to a minimum. We believe we use conservative underwriting standards and we diligently monitor collection efforts. At December 31, 2007, our nonperforming loans were 0.86% of our total loan portfolio. Although we intend to continue our efforts to originate commercial real estate and commercial business loans after the offering, we intend to maintain our philosophy of managing large loan exposures through our prudent approach to lending.

Continuing to originate residential mortgage loans in our primary market area. We will continue to provide products and services that meet the needs of our residential lending customers in our primary market area. We offer both fixed-rate and adjustable-rate loans, with a variety of terms to meet our customers’ needs.

Building profitable business and consumer relationships by providing superior customer service with an emphasis on increasing transaction deposit accounts. We are a full-service financial services company offering our customers a broad range of loan and deposit products. We continue to seek to increase the commercial real estate and commercial business loans we originate and anticipate serving a greater percentage of the small businesses in our market area. We offer a broad array of services, including internet banking, which enables our customers to pay bills on-line, among other conveniences.

Increasing our non-interest income, through a broader range of products and services. Our merger with Boardwalk Bancorp will allow us to expand our commercial mortgage, construction and commercial loans and related deposits. Commercial mortgage, construction and commercial business loans, and related deposits, generally have higher fees associated with them than residential mortgages.

Cape Bancorp’s business objective is to be recognized as a reliable and responsive provider of high quality banking services to small and mid-sized businesses and professionals located in Cape Bancorp’s target market area of Atlantic, Cape May and Cumberland Counties, New Jersey. Cape Bancorp pursues this objective by assembling a team of bankers who have many years of experience in our market areas. Additionally, the members of Cape Bancorp’s board of directors have extensive business experience in Cape Bancorp’s market area and have extensive contacts in the local community. Cape Bancorp also offers customized products to meet the needs of Cape Bancorp’s customers.

We believe a strong banking relationship is best expressed in the form of the primary transaction account. For consumers, this is the household checking account which is used to pay bills. For businesses, it is one or more operating accounts and related cash management services. The primary transaction account provides us with a low-cost source of funds and enables us to build relationships with our customers. We intend to focus our resources on growing profitable business and consumer relationships by emphasizing the primary transaction account. The primary transaction account is linked to automated payments in the form of direct debits and direct deposits and, coupled with superior customer service, tend to create a relationship between the bank and the customer.

Expanding our franchise through acquisition opportunities. On January 31, 2008, we completed our acquisition of Boardwalk Bancorp and its wholly owned subsidiary, Boardwalk Bank. Boardwalk Bank was merged into Cape Bank. Boardwalk Bank had seven branches located in Cape May and Atlantic Counties, New Jersey, as well as a loan production office in Cumberland County, New Jersey. With more than $1.0 billion in combined assets, our acquisition of Boardwalk Bank solidifies our position as the largest bank headquartered in Cape May and Atlantic Counties. The combined bank will offer a broader range of financial products encompassing retail and commercial banking, real estate, consumer and commercial lending, than either Cape Bank or Boardwalk Bank previously offered.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets increased $24.0 million, or 3.9%, to $633.8 million at December 31, 2007 from $609.8 million at December 31, 2006. The increase was primarily the result of a net increase in loans of $13.6 million and an increase of investment securities held to maturity of $6.4 million.

Cash and cash equivalents decreased $1.9 million, or 10.9%, to $15.6 million at December 31, 2007 from $17.5 million at December 31, 2006. The decrease resulted from our investing in securities in anticipation of increases in market interest rates. Total securities (securities held for sale and held to maturity) increased $6.1 million, or 6.0%, to $107.3 million at December 31, 2007 from $101.2 million at December 31, 2006.

Loans held for investment, net, increased $13.6 million, or 3.0%, to $459.9 million at December 31, 2007 from $446.4 million at December 31, 2006. Commercial mortgage loans increased $16.7 million, or 9.1%, to $199.8 million at December 31, 2007 from $183.1 million at December 31, 2006, as a result of stronger demand for these types of loans. Residential mortgage loans decreased $7.9 million, or 4.3%, to $175.8 million at December 31, 2007 from $183.7 million at December 31, 2006. Residential mortgage loan repayments and prepayments exceeded originations as a result of our sale of $23.1 million of longer-term residential mortgage loans during a period of rising market interest rates.

Certificates of deposit increased $7.3 million, or 4.3%, to $175.7 million at December 31, 2007 from $168.4 million at December 31, 2006, and NOW and money market accounts increased $25.1 million, or 15.6%, to $169.6 million at December 31, 2007 from $144.5 million at December 31, 2006. Savings accounts increased $766,000, or 1.0%, to $79.6 million at December 31, 2007 from $78.8 million at December 31, 2006. Non-interest bearing deposits decreased $3.3 million, or 7.5%, to $40.9 million at December 31, 2007 from $44.2 million at December 31, 2006. Growth in NOW and money market accounts is attributable to acquiring municipal accounts during the year with total balances of $30.1 million at December 31, 2007.

As of December 31, 2007, a balance of $21.5 million was reported as stock subscriptions. The balance represents the amount of capital raised through the subscription offering, as of that date, in connection with Cape Bancorp’s mutual-to-stock conversion and the simultaneous acquisition of Boardwalk Bancorp, Inc. Funds received before completion of the offering were maintained at Cape Bank and earned interest at the passbook savings rate of 1.0% per annum.

Borrowings decreased $34.0 million, or 34.3%, to $65.0 million at December 31, 2007 from $99.0 million at December 31, 2006. We reduced our borrowings by using excess cash from deposits as discussed above to fund operations.

Total equity increased $3.9 million, or 5.7%, to $72.8 million at December 31, 2007 from $68.9 million at December 31, 2006. The increase resulted primarily from net income of $3.4 million during the year ended December 31, 2007, as well as a gain of $457,000 in other comprehensive income to $293,000 at December 31, 2007 from a loss of $164,000 at December 31, 2006.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General. Net income decreased $1.6 million, or 32.0%, to $3.4 million for the year ended December 31, 2007 from $5.0 million for the year ended December 31, 2006. The decrease was caused by a decrease in non-interest income and an increase in non-interest expenses.

Interest Income. Interest income increased $2.2 million, or 6.4%, to $36.6 million for the year ended December 31, 2007 from $34.4 million for the year ended December 31, 2006. The increase resulted primarily from a $1.9 million, or 6.5%, increase in interest income on loans. The average balance of loans increased $22.9 million, or 5.3%, to $455.2 million for the year ended December 31, 2007, from $432.3 million for the year ended December 31, 2006. In addition, the average yield we earned on our loan portfolio increased 10 basis points to 6.86% for the year ended December 31, 2007 from 6.76% for the year ended December 31, 2006. The increase in average balance of loans resulted primarily from an increase in commercial loan originations, as we met increased demand for these types of loans. The increase in average yield resulted primarily from the increase in commercial mortgage loans, which are generally originated with higher interest rates than residential real estate loans.

Interest income on mortgage-backed securities increased $632,000, or 28.7%, to $2.8 million for the year ended December 31, 2007 from $2.2 million for the year ended December 31, 2006. The average yield we earned on mortgage-backed securities increased 46 basis points to 5.08% for the year ended December 31, 2007, compared to 4.62% for the year ended December 31, 2006, reflecting rising market interest rates. In addition, the average balance of mortgage-backed securities increased $8.2 million, or 17.6%, to $54.8 million for the year ended December 31, 2007 from $46.6 million for the year ended December 31, 2006.

Interest income on taxable investments decreased $433,000 from $2.5 million for the year ended December 31, 2006 to $2.1 million for the year ended December 31, 2007.

Interest Expense. Interest expense increased $2.3 million, or 15.4%, to $17.2 million for the year ended December 31, 2007 from $14.9 million for the year ended December 31, 2006. The increase in interest expense resulted from an increase in the weighted average rate paid on our deposits and borrowings to 3.49% for the year ended December 31, 2007 from 3.11% for the year ended December 31, 2006, as well as an increase in the average balance of deposits and borrowings to $491.8 million from $477.8 million.

Interest expense on certificates of deposit increased $1.4 million, or 21.2%, to $8.0 million for the year ended December 31, 2007 from $6.6 million for the year ended December 31, 2006. The average rate we paid on certificates of deposit increased 55 basis points to 4.56% for the year ended December 31, 2007 from 4.01% for the year ended December 31, 2006, while the average balance of certificates of deposit increased $11.3 million, or 6.9%, to $175.9 million for the year ended December 31, 2007 from $164.6 million for the year ended December 31, 2006. Interest expense on NOW and money market accounts increased $1.1 million, or 3.5%, to $4.2 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. The average rate we paid on NOW and money market accounts increased 42 basis points to 2.63% for the year ended December 31, 2007 from 2.21% for the year ended December 31, 2006, while the average balance of NOW and money market accounts increased $21.8 million, or 15.6%, to $161.4 million for the year ended December 31, 2007 from $139.6 million for the year ended December 31, 2006. We increased interest rates on our certificates of deposit in response to interest rate increases on similar accounts offered by our competitors. Additionally, both the average balance and rate of our NOW and money market accounts increased due to higher costing municipal account balances, which are indexed to the 91-day Treasury Bill and did not exist in the prior year.

Interest expense on borrowings decreased $329,000, or 8.4%, to $3.6 million for the year ended December 31, 2007 from $3.9 million for the year ended December 31, 2006 reflecting decreased borrowings. The average balance of borrowings decreased $9.5 million, or 11.2%, to $75.4 million for the year ended December 31, 2006 from $84.9 million for the year ended December 31, 2006, as we used excess funds from the increase in deposits, resulting primarily from the acquisition of municipal accounts, to reduce higher costing overnight borrowings. The average cost of borrowings increased 14 basis points to 4.76% for the year ended December 31, 2007 from 4.62% for the year ended December 31, 2006, reflecting higher market interest rates.

Net Interest Income. Net interest income remained unchanged at $19.5 million for the years ended December 31, 2007 and December 31, 2006. Average net interest earning assets increased $2.4 million, or 3.2%, to $77.5 million for the year ended December 31, 2007 from $75.1 million for the year ended December 31, 2006, offsetting a 12 basis points decrease in our net interest rate spread to 3.02% for the year ended December 31, 2007 from 3.14% for the year ended December 31, 2006 and a 6 basis points decrease in our net interest margin, to 3.50% for the year ended December 31, 2007 from 3.56% for the year ended December 31, 2006. The decreases in our net interest rate spread and our net interest margin were consistent with the continued flattening and eventual inversion of the yield curve, described above. If rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Provision for Loan Losses. We recorded a provision for loan losses of $357,000 for the year ended December 31, 2007 and $312,000 for the year ended December 31, 2006. The increase in the provision for loan losses was primarily a result of loan growth, combined with an increase in charge-offs and an increase in non-performing loans. Total loans increased $13.3 million or 2.9% to $464.4 million at December 31, 2007 from $451.1 million at December 31, 2006. The provision for loan losses also increased due to the specific reserves associated with impaired loans as of December 31, 2007. The application of loss factors under management’s methodology to the outstanding loan balances results in a provision for loan losses related to incremental loan growth. We had net charge-offs of $189,000 for the year ended December 31, 2007, compared to $95,000 for the year ended December 31, 2006. Non-performing loans increased to $4.0 million at December 31, 2007, compared to $3.8 million at December 31, 2006. Our allowance for loan losses as a percentage of total loans was 0.89% at December 31, 2007 and December 31, 2006. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2007 and December 31, 2006.

Non-interest Income. Non-interest income decreased $446,000, or 10.1%, to $4.0 million for the year ended December 31, 2007 from $4.4 million for the year ended December 31, 2006. The decrease in non-interest income is primarily a result of not having any net gains on sales of securities for the year ended December 31, 2007, compared to net gains on sales of securities totaling $779,000 for the year ended December 31, 2006. The net gain in 2006 consisted of an $873,000 gain realized on the sale of an equity investment in a title company and a loss of $94,000 resulting from the sale of a mortgage-backed mutual fund. We sold $4.3 million of securities during the year ended December 31, 2006, compared to no such sales during the year ended December 31, 2007. That decrease was partially offset by increases in service fees of $143,000, net income from BOLI of $87,000, and net gains on sales of loans of $84,000. We sold $23.1 million of loans during the year ended December 31, 2007, compared to $15.9 million during the year ended December 31, 2006.

Non-interest Expense. Non-interest expense increased $2.0 million, or 12.2%, to $18.4 million for the year ended December 31, 2007 from $16.4 million for the year ended December 31, 2006. The increase is primarily attributable to additional compensation expense that was recognized as a result of amendments made to the deferred compensation benefit plans of executives and directors. Such amendments permitted executive officers as current directors to elect to receive the amounts credited to his or her phantom stock option account and/or phantom restricted stock account on the first business day of January 2008. All directors and executive officers made this election. Therefore no further expense will accrue for these plans in the future years. Additional compensation expense of approximately $1.8 million was incurred during the fourth quarter of 2007 resulting in increases in salaries and employee benefits expense (executive portion) and other expense (director portion).

Income Tax Expense. The provision for income taxes was $1.3 million for the year ended December 31, 2007, compared to $2.2 million for the year ended December 31, 2006. Our effective tax rate was 27.5% for the year ended December 31, 2007, compared to 30.8% for the year ended December 31, 2006, which is a result of the continuing benefit of establishing Cape Delaware Investment Company in June 2006 to hold our investment portfolio as well as tax-exempt income representing a larger percentage of pre-tax income.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. Net income increased $577,000, or 13.0%, to $5.0 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. The increase was caused by increases in net interest income and non-interest income.

Interest Income. Interest income increased $5.8 million, or 20.3%, to $34.4 million for the year ended December 31, 2006 from $28.6 million for the year ended December 31, 2005. The increase resulted primarily from a $4.7 million, or 18.9%, increase in interest income on loans. The average balance of loans increased $40.5 million, or 10.3%, to $432.3 million for the year ended December 31, 2006, from $391.8 million for the year ended December 31, 2005. In addition, the average yield we earned on our loan portfolio increased 49 basis points to 6.76% for the year ended December 31, 2006 from 6.27% for the year ended December 31, 2005. The increase in average balance of loans resulted primarily from an increase in our originations of commercial mortgage loans, as we met increased demand for these types of loans. The increase in average yield resulted primarily from the increase in commercial mortgage loans, which are generally originated with higher interest rates than residential real estate loans. The increase in average yield also resulted from increases in interest rates on our adjustable-rate loans and higher rates on newly-originated loans, as we raised our interest rates on loan products concurrently with similar rate increases by our competitors during a period of rising interest rates.

Interest income on mortgage-backed securities increased $727,000, or 51.1%, to $2.1 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005. The average yield we earned on mortgage-backed securities increased 89 basis points to 4.62% for the year ended December 31, 2006, compared to 3.73% for the year ended December 31, 2005, reflecting rising market interest rates. In addition, the average balance of mortgage-backed securities increased $8.4 million, or 22.1%, to $46.6 million for the year ended December 31, 2006 from $38.2 million for the year ended December 31, 2005.

Interest income on taxable investments increased $462,000 from $2.1 million for the year ended December 31, 2005 to $2.6 million for the year ended December 31, 2006.

Interest Expense. Interest expense increased $5.2 million, or 53.5%, to $14.9 million for the year ended December 31, 2006 from $9.7 million for the year ended December 31, 2005. The increase in interest expense resulted from an increase in the weighted average rate paid on our deposits and borrowings to 3.11% for the year ended December 31, 2006 from 2.20% for the year ended December 31, 2005, as well as an increase in the average balance of deposits and borrowings to $477.8 million from $440.4 million.

Interest expense on certificates of deposit increased $1.9 million, or 40.1%, to $6.6 million for the year ended December 31, 2006 from $4.7 million for the year ended December 31, 2005. The average rate we paid on certificates of deposit increased 88 basis points to 4.01% for the year ended December 31, 2006 from 3.13% for the year ended December 31, 2005, while the average balance of certificates of deposit increased $14.2 million, or 9.4%, to $164.6 million for the year ended December 31, 2006 from $150.4 million for the year ended December 31, 2005. Interest expense on NOW and money market accounts increased $1.5 million, or 97.3%, to $3.1 million for the year ended December 31, 2006 from $1.6 million for the year ended December 31, 2005. The average rate we paid on NOW and money market accounts increased 97 basis points to 2.21% for the year ended December 31, 2006 from 1.24% for the year ended December 31, 2005, while the average balance of NOW and money market accounts increased $13.5 million, or 10.7%, to $139.6 million for the year ended December 31, 2006 from $126.2 million for the year ended December 31, 2005. We increased interest rates on our certificates of deposit and NOW and money market accounts in response to interest rate increases on similar accounts offered by our competitors. In addition, our customers transferred funds from savings accounts (a decrease in average balance of $12.9 million, or 12.7% between the years) to higher-paying certificates of deposit and NOW and money market accounts as we raised the rates we paid on these types of deposit accounts.

Interest expense on borrowings increased $1.7 million, or 74.3%, to $3.9 million for the year ended December 31, 2006 from $2.2 million for the year ended December 31, 2005 reflecting increased borrowings and higher cost of borrowings. The average balance of borrowings increased $22.5 million, or 36.2%, to $84.9 million for the year ended December 31, 2006 from $62.3 million for the year ended December 31, 2005, as we increased borrowings to fund loan growth. The average cost of borrowings increased 101 basis points to 4.62% for the year ended December 31, 2006 from 3.61% for the year ended December 31, 2005, reflecting higher market interest rates.

Net Interest Income. Net interest income increased $609,000, or 3.2%, to $19.5 million for the year ended December 31, 2006 from $18.9 million for the year ended December 31, 2005. Average net interest earning assets increased $8.9 million, or 13.4%, to $75.1 million for the year ended December 31, 2006 from $66.3 million for the year ended December 31, 2005, offsetting a 34 basis points decrease in our net interest rate spread to 3.14% for the year ended December 31, 2006 from 3.48% for the year ended December 31, 2005 and a 21 basis points decrease in our net interest margin, to 3.56% for the year ended December 31, 2006 from 3.77% for the year ended December 31, 2005. The decreases in our net interest rate spread and our net interest margin were consistent with the continued flattening and eventual inversion of the yield curve, described above. If rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Provision for Loan Losses. We recorded a provision for loan losses of $312,000 for the year ended December 31, 2006 and $193,000 for the year ended December 31, 2005. The increase in the provision for loan losses was primarily a result of loan growth, combined with an increase in charge-offs and an increase in non-performing loans. Total loans increased $36.4 million or 8.77% to $451.1 million at December 31, 2006 from $414.8 million at December 31, 2005. The application of loss factors under management’s methodology to the outstanding loan balances results in a provision for loan losses related to incremental loan growth. Total loans increased approximately $47.6 million or 12.95% for the year ended December 31, 2005. However, revisions to management’s methodology including updating factors related to historical losses and commercial lending had the impact of reducing the provision that otherwise would have been applied. We had net charge-offs of $95,000 for the year ended December 31, 2006, compared to $4,000 for the year ended December 31, 2005, and non-performing loans increased to $3.8 million at December 31, 2006, compared to $2.8 million at December 31, 2005. Our allowance for loan losses as a percentage of total loans was 0.89% at December 31, 2006, compared to 0.91% at December 31, 2005. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2006 and December 31, 2005.

Non-interest Income. Non-interest income increased $856,000, or 23.9%, to $4.4 million for the year ended December 31, 2006 from $3.6 million for the year ended December 31, 2005. The increase in non-interest income reflected increases in net gains on sales of securities and loans, as well as an increase in service fees. Net gains on sales of securities totaled $779,000 for the year ended December 31, 2006. The net gain consisted of an $873,000 gain realized on the sale of an equity investment in a title company and a loss of $94,000 resulting from the sale of a mortgage-backed mutual fund. We had no such gains during the year ended December 31, 2005. We sold $4.3 million of securities during the year ended December 31, 2006, compared to no such sales during the year ended December 31, 2005. Net gains on sales of loans totaled $215,000 for the year ended December 31, 2006, compared to net gains of $56,000 for the year ended December 31, 2005. We sold $15.9 million of loans during the year ended December 31, 2006, compared to $4.4 million during the year ended December 31, 2005. Service fees increased $305,000, or 15.2%, to $2.3 million for the year ended December 31, 2006 from $2.0 million for the year ended December 31, 2005. In 2005 we recognized a one-time gain of $256,000 as a result of a redemption of a BOLI policy.

Non-interest Expense. Non-interest expense increased $862,000, or 5.6%, to $16.4 million for the year ended December 31, 2006 from $15.5 million for the year ended December 31, 2005. Salaries and employee benefits expense increased $607,000, or 6.7%, to $9.6 million for the year ended December 31, 2006 from $9.0 million for the year ended December 31, 2005. Other expenses including data processing and advertising increased as a result of our continued growth.

Income Tax Expense. The provision for income taxes was $2.2 million for the year ended December 31, 2006, compared to $2.3 million for the year ended December 31, 2005. Our effective tax rate was 30.8% for the year ended December 31, 2006, compared to 34.4% for the year ended December 31, 2005, primarily as a result of the benefit of establishing Cape Delaware Investment Company in June 2006 to hold our investment portfolio.

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

	2007			2006			2005
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(In thousands)
Interest-earning assets:
Loans	$455,222	$31,216	6.86%	$432,303	$29,237	6.76%	$391,837	$24,585	6.27%
Investments (1)	59,321	3,046	5.13%	74,052	3,183	4.30	76,705	2,796	3.65

Mortgage backed securities	54,782	2,782	5.08%	46,571	2,150	4.62	38,155	1,423	3.73

Total interest-earning assets (1)	569,325	37,044	6.51%	552,926	34,570	6.25	506,697	28,804	5.68
Non-interest-earning assets	46,472	—		43,889	—		45,735	—

Total assets	$615,797	$37,044		$596,815	$34,570		$552,432	$28,804

Interest-bearing liabilities:
Savings accounts	79,160	1,290	1.63%	$88,715	$1,272	1.43	$101,593	$1,173	1.15
NOW and money market	161,353	4,237	2.63%	139,645	3,092	2.21	126,156	1,566	1.24
Certificates of deposit	175,924	8,029	4.56%	164,570	6,592	4.01	150,378	4,704	3.13

Total deposits	416,437	13,556	3.26%	392,930	10,956	2.49	378,127	7,443	1.76
Federal Home Loan Bank borrowings	75,359	3,590	4.76%	84,860	3,919	4.62	62,316	2,248	3.61

Total interest-bearing liabilities	491,796	17,146	3.49%	477,790	14,875	3.11	440,443	9,691	2.20
Non-interest-bearing liabilities:
Demand deposits	45,039	—		46,802	—		44,377	—
Other liabilities	7,628	—		6,215	—		6,209	—

Total liabilities	544,463	17,146		530,807	14,875		491,029	9,691
Equity	71,334	—		66,008	—		61,403	—

Total liabilities and equity	$615,797	$17,146		$596,815	$14,875		$552,432	$9,691

Net interest income		$19,898			$19,695			$19,113

Net interest rate spread (2)			3.02%			3.14%			3.48%
Net interest-earning assets (3)	$77,529			$75,136			$66,254

Net interest margin (4)			3.50%			3.56%			3.77%
Average of interest-earning assets to interest-bearing liabilities			115.76%			115.73%			115.04%
Less: tax equivalent adjustment		(314)			(213)			(240)

Net interest income		$19,584			$19,482			$18,873

(1)	Presented on a tax-equivalent basis.
(2)	Net interest rate spread is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets is total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2007 vs. 2006			Years Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$1,567	$412	$1,979	$2,648	$2,004	$4,652
Investments	(695)	558	(137)	(99)	486	387
Mortgage backed securities	403	229	632	349	378	727

Total interest-earning assets	1,275	1,199	2,474	2,898	2,868	5,766

Interest-bearing liabilities:
Savings accounts	(145)	163	18	(93)	192	99
NOW and money market	521	624	1,145	217	1,309	1,526
Certificates of deposit	476	961	1,437	474	1,414	1,888

Total deposits	852	1,748	2,600	598	2,915	3,513
Federal Home Loan Bank borrowings	(450)	121	(329)	942	729	1,671

Total interest-bearing liabilities	402	1,869	2,271	1,527	3,657	5,184

Change in net interest income	$873	$(670)	$203	$1,371	$(789)	$582

Management of Market Risk

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial mortgage loans that generally tend to have shorter repricing or reset periods and higher interest rates;

•	investing in shorter duration investment grade corporate securities and mortgage-backed securities;

•	originating adjustable-rate and short-term consumer loans;

•	selling our long-term residential mortgage loans to our correspondent banks; and

•	obtaining general financing through lower cost deposits and laddered maturities of Federal Home Loan Bank advances.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans, as well as loans with variable interest rates, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

Net Portfolio Value Analysis. We compute amounts by which the net present value of our interest-earning assets and interest-bearing liabilities (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of net portfolio value. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200 or 300 basis points or decrease of 100 or 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

The table below sets forth, as of December 31, 2007, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Increase (Decrease) in Estimated NPV		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(Dollars in thousands)
+300	$69,170	$(3,996)	(5)%	$21,794	$885	4%
+200	71,903	(1,263)	(2)	21,585	676	3
+100	73,737	571	1	21,348	439	2
0	73,166	—	—	20,909	—	—
-100	72,631	(535)	(1)	20,207	(702)	(3)
-200	73,669	503	1	19,255	(1,654)	(8)

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at December 31, 2007, in the event of a 100 basis point increase in interest rates, we would experience a 1.0% increase in net portfolio value and a $439,000 increase in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1.0% decrease in net portfolio value and a $702,000 decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash, federal funds sold, and the market value of available-for-sale investments with maturities of one year or less) (not subject to pledge) as a percentage of total assets ranging between 2% and 7%. At December 31, 2007, this ratio was 4.34%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2007. We anticipate that we will maintain higher liquidity levels following the completion of the stock offering.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $15.6 million. At December 31, 2007, we had $350,000 of loans classified as held for sale. During the years ended December 31, 2007 and 2006 we sold $23.1 million and $15.9 million of long-term, fixed-rate loans, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $62.1 million at December 31, 2007, and we had $65.0 million in outstanding borrowings at December 31, 2007.

At December 31, 2007, we had $17.3 million in outstanding loan commitments, $37.0 million of unused lines of credit, $12.5 million of unused construction advances and $4.8 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2008 totaled $123.2 million, or 26.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are purchasing mortgage-backed securities and originating loans. During the years ended December 31, 2007 and 2006, we purchased securities classified as available-for-sale totaling $41.9 million and $26.1 million, respectively. During the years ended December 31, 2007 and 2006, we originated $104.5 million and $147.7 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings (repurchase agreements and Federal Home Loan Bank of New York advances). We had a net increase in total deposits of $29.8 million for the year ended December 31, 2007 and a net increase of $3.4 million for the year ended December 31, 2006. The increase for the year ended December 31, 2007 resulted primarily from a $25.1 million increase in NOW accounts and money market funds. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We had a net decrease in borrowings of $34.0 million for the year ended December 31, 2007 and a net increase in borrowings of $25.5 million for the year ended December 31, 2006. At December 31, 2007, we had the ability to borrow an additional $89.4 million from the Federal Home Loan Bank of New York.

Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to the Consolidated Financial Statements of Cape Bank.

The net proceeds from the stock offering have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 10 of the Notes to the Cape Bank Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt	$25,000	$20,000	$20,000	$—	$65,000
Operating leases	—	—	—	—	—
Capitalized leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Certificates of deposit	124,000	39,000	13,000	—	176,000
Other long-term liabilities	—	—	—	—	—

Total	$149,000	$59,000	$33,000	$—	$241,000

Commitments to extend credit	$72,000	$—	$—	$—	$72,000

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 did not have a material impact on Cape Bank’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have a material effect on the Cape Bank’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. We have determined that the adoption of SFAS No. 157 did not have a material effect on the Cape Bank’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities must report unrealized gains and losses on those items for which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have determined that the adoption of SFAS No. 159 did not have a material effect on the Cape Bank’s financial statements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in Part III, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed by the Company, on August 28, 2006, the Audit Committee of the Board of Directors of Cape Bank dismissed Grant Thornton LLP as its independent certified public accountants.

As previously disclosed by the Company, Grant Thornton LLP reported on Cape Bank’s Consolidated Financial Statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

As previously disclosed by the Company, during the years ended December 31, 2005 and 2004 and through August 28, 2006, there were no disagreements with Grant Thornton LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make a reference thereto in their reports on the consolidated financial statements for such years. During the years ended December 31, 2005 and 2004 and through August 28, 2006 there were no reportable events described in Item 304(a) (1) (v) of Regulation S-K.

As previously disclosed by the Company, effective August 28, 2006, the Audit Committee of Cape Bank’s Board of Directors approved the engagement of Crowe Chizek and Company LLC as its independent registered public accounting firm. During the year ended December 31, 2005 and through August 28, 2006, Cape Bank did not consult with Crowe Chizek and Company LLC regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principle Executive Officer and Principle Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principle Executive Officer and Principle Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of ten members. Our bylaws provide that our Board of Directors shall be divided into three classes, and one class of directors is to be elected annually. Our directors are generally elected to serve for a three-year period, or a shorter period if the director is elected to fill a vacancy, and until their respective successors shall have been elected and shall qualify.

The following is the business experience for the past five years of each of our directors and executive officers.

Michael D. Devlin has served as a director and Executive Vice President/Chief Operating Officer since January 31, 2008, previously serving as the Chairman, President and Chief Executive Officer of Boardwalk Bancorp, Inc. and Boardwalk Bank since 1999. Mr. Devlin currently serves as a member of the Board of Directors of Marquette National Corporation, a bank holding company based in Chicago, Illinois.

Agostino R. Fabietti has served as a director since January 31, 2008 previously serving as a director of Boardwalk Bancorp, Inc. and Boardwalk Bank since 1999. He is a principal of Fabietti, Hale and Associates, a regional accounting firm which provides accounting and financial services to businesses, professional corporations and individuals. Mr. Fabietti has been employed by Fabietti, Hale and Associates since 1967.

Robert F. Garrett, III has served as Chairman of the Board of Cape Bank since 1986. Mr. Garrett is a practicing attorney with Loveland and Garrett, a law firm headquartered in Ocean City, New Jersey.

Frank J. Glaser is the President and owner of James Candy Co., a retail business headquartered in Atlantic City, New Jersey.

Louis H. Griesbach, Jr. is a retired electrician and a licensed real estate appraiser.

Herbert L. Hornsby, Jr. has been employed by Cape Bank since 1973 and has served as President and Chief Executive Officer of Cape Bank since 1983.

David C. Ingersoll, Jr. is the owner and President of Ingersoll-Greenwood, a funeral home located in North Wildwood, New Jersey.

Joanne D. Kay is a practicing attorney with Kay & Kay, a law firm headquartered in Wildwood, New Jersey.

Matthew J. Reynolds is a partner at Capaldi, Reynolds and Pelosi, a certified public accounting firm located in Northfield, New Jersey. Mr. Reynolds is also co-managing partner of CRA Financial Services, a registered investment advisory firm.

Thomas K. Ritter has served as a director since January 31, 2008 previously serving as a director of Boardwalk Bancorp, Inc. and Boardwalk Bank since 1999. He is the owner and serves as President of A. E. Stone, Inc. of Pleasantville, New Jersey. A. E. Stone, Inc. is a company engaged in the manufacture of asphalt and an asphalt paving contractor. Mr. Ritter is a certified public accountant (retired).

Executive Officers of Cape Bank Who Are Not Also Directors

Robert J. Boyer has been employed by Cape Bank since 1980 and serves as Executive Vice President/Chief Financial Officer and has been the most senior financial officer of Cape Bank since 1987.

Guy A. Deninger has served as Executive Vice President/Chief Lending Officer since January 31, 2008. Prior to that time, Mr. Deninger served as Executive Vice President/Chief Lending Officer of Boardwalk Bank since 1999.

Fred A. Houston has served as Senior Vice President/Corporate Secretary since 1987. Mr. Houston has been employed at Cape Bank since 1983.

Kathryn M. Steiger has served as Senior Vice President, Residential Loans since 2008. From 1988 until 2008, Ms. Steiger served as Vice President, Residential Loan. Ms. Steiger has been employed by Cape Bank since 1978.

Marie Haffner has served as Vice President, Deposit Operations since 1995. Ms. Haffner has been employed by Cape Bank since 1977.

Jeff Ropiecki has served as Vice President, Sales and Marketing since 2001. Mr. Ropiecki has been employed by Cape Bank since 1995.

Meetings and Committees of the Board of Directors

The business of Cape Bancorp, Inc. is conducted at regular and special meetings of the full Board and its standing committees. In addition, our independent directors meet in executive sessions. The standing committees consist of the Compensation, Audit, Nominating and Corporate Governance Committees. During the year ended December 31, 2007, neither the Board of Directors nor any of its committees of Cape Bancorp held any meetings since Cape Bancorp, Inc. was formed as the holding company of Cape Bank pursuant to an initial public stock offering, which was completed on January 31, 2008. The board of Cape Bank (formerly known as Cape Savings Bank) met at 24 regular meetings and 6 special meetings during the year ended December 31, 2007. No member of the Board or any committee thereof attended fewer than 75% of the aggregate of: (i) the total number of meetings of the Board of Directors (held during the period for which he/she has been a director); and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he/she served). The duties and responsibilities of the Compensation, Audit and Nominating Committees are as follows:

Compensation Committee. The Compensation Committee is comprised of independent, non-employee directors. The members of the Compensation Committee as of January 31, 2008 consist of Directors Reynolds, who serves as Chairman, Glaser and Griesbach, Jr. The Compensation Committee meets at least annually or more frequently if necessary. Our Board of Directors has adopted a written charter for the Committee, which is available at our website at www.capebanknj.com. The Compensation Committee of Cape Bank met five times during the year ended December 31, 2007. The purpose of the Compensation Committee is to, among other things, assist the Board in fulfilling its responsibilities regarding the compensation and benefits of our directors and executive management.

In furtherance of these objectives, the Compensation Committee is responsible for:

•

Reviewing, evaluating and recommending objectives relevant to the Chief Executive Officer’s compensation; evaluating the Chief Executive Officer’s performance relative to established goals; and reviewing, evaluating and recommending to the Board the Chief Executive Officer’s compensation;

•

Reviewing, evaluating and recommending, in consultation with the Chief Executive Officer, goals relevant to the compensation of our other executive management; and reviewing such officers’ performance in light of these goals and recommending to the Board such officers’ compensation based on this evaluation;

•	Establishing and administering our incentive cash compensation program for executive management;

•

Reviewing, evaluating and recommending, in consultation with the Nominating and Corporate Governance Committee, the compensation to be paid to our directors and to directors of our affiliates for their service on the Board;

•

Reviewing, evaluating and recommending the terms of employment and severance agreements and arrangements for executive management, including any change of control and indemnification provisions, as well as other compensatory arrangements and perquisite programs for executive management; and

•

Reviewing and approving changes in our qualified benefit plans that result in a material change in costs or the benefit levels provided and changes in a plan trustee, administrator, or service provider.

The Compensation Committee, in performing these duties and responsibilities with respect to director and executive officer compensation, utilizes survey information provided by compensation consultants.

Audit Committee. The Audit Committee as of January 31, 2008 consists of Directors Griesbach, Jr., who serves as Chairman, Fabietti and Reynolds. Each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards and under Securities and Exchange Commission Rule 10A-3. The Board of Directors has determined that Director Reynolds qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the Securities and Exchange Commission. Information with respect to the experience of Director Reynolds is included in “—Directors.” Our Board of Directors has adopted a written charter for the Audit Committee, which is available at our website at www.capebanknj.com. The Audit Committee of Cape Bank met four times during the year ended December 31, 2007.

The duties and responsibilities of the Audit Committee include, among other things:

•	Monitoring and overseeing the integrity of our accounting and financial reporting process, audits, financial statements and systems of internal controls;

•	Monitoring and overseeing the independence and performance of our external auditors, internal auditors and outsourced internal audit consultants;

•	Facilitating communication among the external auditors, management, internal auditors, and the outsourced internal audit consultants; and

•	Maintaining oversight of the external auditors, including the appointment, compensation, retention and, when considered necessary, the dismissal of the external auditors.

Audit Committee Report

The Audit Committee has issued a report that states as follows:

•	We have reviewed and discussed with management and the independent registered public accounting firm our audited consolidated financial statements for the year ended December 31, 2007;

•	We have discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended; and

•

We have received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and have discussed with the independent registered public accounting firm their independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

The Audit Committee

Louis H. Griesbach, Jr. (Chair)

Agostino R. Fabietti

Matthew J. Reynolds

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists as of January 31, 2008 of Directors Kay, who serves as Chairman, Reynolds and Glaser. Each member of the Nominating and Corporate Governance Committee is considered “independent” as defined in the Nasdaq corporate governance listing standards. Our Board of Directors has adopted a written charter for the Committee, which is available at our website at www.capebanknj.com. The Nominating and Corporate Governance Committee of Cape Bank did not meet during the year ended December 31, 2007. The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become Board members; recommending to the Board director nominees for the next annual meeting of shareholders; determining the size and composition of the Board and its committees; monitoring a process to assess Board effectiveness; developing and implementing corporate governance principles; and developing and implementing our Code of Conduct and Ethics.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are first considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. In addition, the Committee is authorized by its charter to engage a third party to assist in the identification of director nominees, if it chooses to do so. The Nominating and Corporate Governance Committee would seek to identify a candidate who, at a minimum, satisfies the following criteria:

•	the highest personal and professional ethics and integrity and whose values are compatible with our values;

•	experience and achievements that have given them the ability to exercise and develop good business judgment;

•	a willingness to devote the necessary time to the work of the Board and its committees, which includes being available for Board and committee meetings;

•	a familiarity with the communities in which we operate and/or is actively engaged in community activities;

•	involvement in other activities or interests that do not create a conflict with their responsibilities to Cape Bancorp and its stockholders; and

•	the capacity and desire to represent the balanced, best interests of our stockholders as a group, and not primarily a special interest group or constituency.

The Nominating and Corporate Governance Committee will also take into account whether a candidate satisfies the criteria for “independence” under the Nasdaq corporate governance listing standards.

Procedures for the Recommendation of Director Nominees by Stockholders. In February 2008, in connection with our becoming a public company, the Nominating and Corporate Governance Committee adopted procedures for the submission of recommendations for director nominees by stockholders. If a determination is made that an additional candidate is needed for the Board of Directors, the Nominating and Corporate Governance Committee will consider candidates submitted by our stockholders. Stockholders can submit the names of qualified candidates for Director by writing to us at 225 North Main Street, Cape May Court House, New Jersey 08210, Attention: Corporate Secretary.

The submission must include the following information:

•	a statement that the writer is a stockholder and is proposing a candidate for consideration by the Committee;

•

the name and address of the stockholder as they appear on our books, and number of shares of our common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•

the name, address and contact information for the candidate, and the number of shares of our common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership should be provided);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Regulation 14A;

•	a statement detailing any relationship between the candidate and Cape Bancorp and its affiliates;

•	a statement detailing any relationship between the candidate and any customer, supplier or competitor of Cape Bancorp or its affiliates;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement of the candidate that the candidate is willing to be considered and willing to serve as a Director if nominated and elected.

A nomination submitted by a stockholder for presentation by the stockholder at an annual meeting of stockholders must comply with the procedural and informational requirements described in our Bylaws.

Stockholder Communications with the Board. A stockholder of Cape Bancorp, Inc. who wants to communicate with the Board of Directors or with any individual director can write to us at 225 North Main Street, Cape May Court House, New Jersey 08210, Attention: Corporate Secretary. The letter should indicate that the author is a stockholder and, if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, the Corporate Secretary will:

•	forward the communication to the director or directors to whom it is addressed; or

•

attempt to handle the inquiry directly, or forward the communication for response by another employee of Cape Bancorp, Inc. For example, a request for information about us on a stock-related matter may be forwarded to our investor relations officer; or

•	not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate.

The Corporate Secretary will make those communications that were not forwarded available to the directors on request.

Attendance at Annual Meetings of Stockholders

Although we do not have a formal written policy regarding director attendance at annual meetings of stockholders, it is expected that directors will attend these meetings absent unavoidable scheduling conflicts. The 2008 Annual Meeting of Stockholders is our first annual meeting as a public company.

Codes of Conduct and Ethics

We have adopted a Code of Conduct and Ethics for Senior Financial Officers that is applicable to our chief executive officer, chief financial officer and controller. The Code of Conduct and Ethics for Senior Financial Officers is available on our website at www.capebanknj.com. Amendments and waivers from the Code of Conduct and Ethics for Senior Financial Officers will be disclosed in the manner required by applicable law, rule or listing standard.

We have also adopted a Code of Conduct and Ethics that is applicable to all employees, officers and directors. Employees, officers and directors acknowledge that they will comply with all aspects of the Code of Conduct and Ethics for Employees, Officers and Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934. The officers and directors of Cape Bancorp, Inc. and beneficial owners of greater than 10% of our shares of common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership. Securities and Exchange Commission rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the shares of common stock to file a Form 3, 4 or 5 on a timely basis. During 2007, our common stock was not yet registered under the Securities Exchange Act of 1934, and accordingly, our directors, officers and 10% beneficial owners were not yet obligated to file Forms 3, 4 or 5 during 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee determines the salaries to be paid each year to the Chief Executive Officer and those executive officers who report directly to the Chief Executive Officer. The Compensation Committee consists of Directors Reynolds, who serves as Chairman, Glaser and Griesbach, Jr. None of these individuals was an officer or employee of Cape Bank during the year ended December 31, 2007, or is a former officer of Cape Bank. None of the members of the Compensation Committee had any relationship requiring disclosure under “—Transactions with Certain Related Persons.”

During the year ended December 31, 2007, (i) no executive of Cape Bancorp, Inc. served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of Cape Bancorp, Inc.; (ii) no executive officer of Cape Bancorp, Inc. served as a director of another entity, one of whose executive officers served on the Compensation Committee of Cape Bancorp, Inc.; and (iii) no executive officer of Cape Bancorp, Inc. served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Cape Bancorp, Inc.

Compensation Committee Report

The Compensation Committee has issued a report that states that it has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in our Proxy Statement.

The Compensation Committee

Matthew J. Reynolds (Chair)

Frank J. Glaser

Louis H. Griesbach, Jr.

Compensation Discussion and Analysis

Our Compensation Philosophy. Our compensation philosophy begins with the premise that the success of Cape Bancorp depends, in large part, on the dedication and commitment of the people we place in key management positions, and the incentives we provide such persons to successfully implement our business strategy and other corporate objectives. However, we recognize that Cape Bank operates in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

We intend to base our compensation decisions on four basic principles:

•

Meeting the Demands of the Market – Our goal is to compensate our employees at competitive levels that position us as the employer of choice among our peers who provide similar financial services in the markets we serve.

•

Aligning with Shareholders – We intend to use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interests of our shareholders.

•	Driving Performance – We will base compensation in part on the attainment of company-wide, business unit and individual targets that return positive results to our bottom line.

•	Reflecting our Business Philosophy – Our approach to compensation reflects our values and the way we do business in the communities we serve.

Prior to our initial public offering, our compensation program relied on three primary elements: (i) base compensation or salary; (ii) discretionary cash-based, short-term incentive compensation; and (iii) our Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan. Following our initial public offering, which was completed on January 31, 2008, we expect that equity-based, long-term incentive compensation will also become an important element of our executive compensation program. Our ability to introduce equity awards to our compensation mix will depend on shareholder approval of an equity-based compensation program and compliance with applicable regulatory guidelines relating to such programs. As a public company, we believe that we can meet the objectives of our compensation philosophy by achieving a balance among these three elements that is competitive with our industry peers and that creates appropriate incentives for our management team. To achieve the necessary balance, the Compensation Committee of our Board of Directors will work closely with independent compensation advisors to provide us with their expertise on competitive compensation practices and help us evaluate and compare our compensation program and financial performance with that of our peers.

To date, executive officers have been compensated only for their services to Cape Bank. Cape Bank expects to continue this practice. Cape Bancorp, Inc. will not pay any additional or separate compensation until we have a business reason to establish separate compensation programs. However, any future equity-based awards made as part of Cape Bank’s executive compensation will be made in Cape Bancorp, Inc. common stock rather than Cape Bank common stock.

This discussion is focused specifically on the compensation of the following executive officers, each of whom is named in the Summary Compensation Table which appears later in this section. These five executives are referred to in this discussion as the “Named Executive Officers.” Mr. Devlin became the Chief Operating Officer and Mr. Deninger became the Chief Lending Officer on January 31, 2008.

Name	Title
Herbert L. Hornsby, Jr.	President and Chief Executive Officer
Robert J. Boyer	Executive Vice President, Chief Financial Officer
Fred A. Houston	Senior Vice President, Corporate Secretary
William H. Dembin	Senior Vice President, Commercial Loans
Kathryn M. Steiger	Senior Vice President, Residential Loans

Role of the Compensation Committee. The Compensation Committee of Cape Bank’s board of directors is responsible for overseeing and making recommendations to the full board of directors with respect to the compensation of the Named Executive Officers, including the President and Chief Executive Officer. As part of these duties, the Committee conducts an annual performance review of the President and Chief Executive Officer and, in consultation with the President and Chief Executive Officer, reviews the performance of each other Named Executive Officer. The Board of Directors has ultimate authority to approve the compensation of all Named Executive Officers, including the President and Chief Executive Officer.

The Compensation Committee also reviews, oversees, and approves the management and implementation of Cape Bank’s principal employee benefit plans. The Committee may undertake other duties related to Cape Bank’s human resources function. The Committee has a formal charter that describes the Committee’s scope of authority and its duties.

The Compensation Committee consists of Mr. Reynolds (Chair) and Messrs. Glaser and Griesbach, Jr. all of whom are “independent” within the meaning of Rule 4200 of the Nasdaq Stock Market.

Role of Executives in Committee Activities. The executive officers who serve as a resource to the Compensation Committee are the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Director of Human Resources. Executives provide the Compensation Committee with input regarding Cape Bank’s employee compensation philosophy, process, and decisions for employees other than Named Executive Officers. In addition to providing factual information such as company-wide performance on relevant measures, these executives articulate management’s views on current compensation programs and processes, recommend relevant performance measures to be used for future evaluations, and otherwise supply information to assist the Compensation Committee. At the request of the Compensation Committee, the Director of Human Resources communicates directly with third-party consultants, primarily to assist the Compensation Committee in evaluating relevant survey data and to evaluate the estimated financial impact regarding any proposed changes to the various components of compensation. The President and Chief Executive Officer also provides information about individual performance assessments for the other Named Executive Officers, and expresses to the Compensation Committee his views on the appropriate levels of compensation for the other Named Executive Officers for the ensuing year.

Executives participate in Committee activities purely in an informational and advisory capacity and have no vote in the Committee’s decision-making process. The President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Director of Human Resources do not attend those portions of Compensation Committee meetings during which their performance is evaluated or their compensation is being determined. No executive officer other than the President and Chief Executive Officer attends those portions of Compensation Committee meetings during which the performance of the other Named Executive Officers is evaluated or their compensation is being determined.

Use of Consultants. The Compensation Committee periodically engages independent compensation consultants to assist it in the compensation process for Named Executive Officers. The consultants, who are retained by and report to the Compensation Committee, work extensively with the Compensation Committee in performing their duties for the Committee. The President and Chief Executive Officer, Executive Vice President

and Chief Financial Officer, and Director of Human Resources typically are requested to provide information and feedback. The consultants provide expertise and information about competitive trends in the employment marketplace, including established and emerging compensation practices at other companies. The consultants also provide survey data, and assist in assembling relevant comparison groups for various purposes and establishing benchmarks for base salary and cash incentives from the survey and comparison group data. The Committee has authorized the Director of Human Resources to pursue the engagement of an outside firm to serve as its independent compensation consultant to assist the Committee in determining the Named Executive Officers salary and cash incentive targets, as further discussed below, for the 2008 calendar year.

Compensation Objectives. The overall objectives of Cape Bancorp’s compensation programs are to retain, motivate and reward employees and officers (including the Named Executive Officers) for performance, and to provide competitive compensation to attract talent to the organization. The methods used to achieve these goals for Named Executive Officers are strongly influenced by the compensation and employment practices of Cape Bancorp’s competitors within the financial services industry, and elsewhere in the marketplace. We also consider each Named Executive Officer’s individual performance and contribution in achieving corporate goals, which may be subjective in nature.

Our compensation program is designed to reward the Named Executive Officers based on their level of assigned management responsibilities, individual experience and performance levels, and knowledge of our organization. The creation of long-term value is highly dependent on the development and effective execution of a sound business strategy by our executive officers.

Other considerations influencing the design of our executive compensation program include that:

•	we operate in a highly regulated industry. We value experience in the financial services industry that promotes the safe and sound operation of Cape Bank;

•	we value executives with sufficient experience in our markets relating to the needs of our customers, products and investments in various phases of the economic cycle;

•	we operate in interest rate and credit markets that are often volatile. We value disciplined decision-making that respects our business plan but adapts quickly to change; and

•

we value the retention and development of incumbent executives who meet or exceed performance objectives. Recruiting executives can be expensive, unpredictable, and have a disruptive effect on our operations.

Components of Compensation. Compensation in 2007 consisted primarily of base salary, annual cash incentive awards based upon a pre-approved cash incentive plan, our Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan, broad-based benefits generally available to all full-time employees, and perquisites available only to certain Named Executive Officers. For 2007, base salary changes were made primarily based upon individual and bank performance, and to a lesser extent changes in employee responsibility.

Our 2007 compensation program for our Named Executive Officers consisted of the following key elements:

•	base salary, which is designed to provide a reasonable level of predictable income commensurate with market standards for the executive’s position;

•	annual cash incentives, which are designed to motivate our executives to meet or exceed annual performance objectives that are derived from our incentive plan; and

•	non-equity incentive compensation in the form of Phantom Restricted Stock and Phantom Option Plans.

Currently, Cape Bancorp’s annual incentive compensation program is cash based and consists of two components. The first component is a “base award,” that is determined based on the attainment of company-wide performance objectives. The second component is an “individual award,” that is based on the attainment of individually-set performance objectives. For each Named Executive Officer with the title of vice president and above, including the President and Chief Executive Officer, individual performance goals are established and each designated Named Executive Officer, other than the President and Chief Executive Officer, is eligible for an “individual award” based on the attainment of such individual goals. Individual performance objectives are determined by the President and Chief Executive Officer. Individualized payments to officers and employees under this program are based on a percentage of salary. The overall amount of incentive compensation available for award is determined based on the prior fiscal year’s aggregate base salaries. See “—Company Performance and Incentive Plan Awards” for a more thorough discussion of our annual incentive compensation program.

In addition, prior to our mutual to stock conversion, we offered our senior management benefits under certain non-equity incentive arrangements, namely:

•	a phantom restricted stock plan

•	a phantom incentive stock option plan

We adopted a phantom restricted stock plan and phantom incentive stock option plan in 2000 (and made awards to officers and directors) modeled after plans available to officers and directors of stock institutions, so that we would remain competitive with such institutions by rewarding performance (as measured under the plans) based on increases in the value of the phantom stock. Additional awards have been made over the years to new directors, or to reallocate among existing officers awards forfeited by participants who terminated employment. No awards were made in 2006 or 2007. The awards to each officer were initially made from the pool of available awards on the basis of such person’s compensation relative to the compensation of all eligible officers.

In 2007, in consideration of our stock offering and the expectation of implementing stock-based benefit plans in the future, we amended our phantom restricted stock plan and phantom incentive stock option plan, to permit executives and current directors to make an election in 2007 to receive the amounts credited to their accounts in January 2008. If an officer or director made this election, the phantom shares were valued at $30.41. Each officer and director made this election. Accordingly, no further accruals under the phantom restricted stock plan or phantom incentive stock option plan will be made for officers and directors after 2007.

We also provide to our Named Executive Officers certain broad-based benefits available to all qualifying employees of Cape Bancorp, as well as fringe benefits and perquisites, and retirement and other termination benefits not generally available to all qualifying employees of Cape Bancorp.

The following summarizes the significant broad-based benefits in which the Named Executive Officers were eligible to participate in during 2007:

•	a defined contribution 401(k) retirement plan and discretionary profit-sharing plan;

•	medical coverage (all employees share between 20% to 30% of the cost, depending on their elections); and

•	pre-tax health and dependent care spending accounts.

The Named Executive Officers also were entitled to the following fringe benefits and perquisites in 2007:

•

all Named Executive Officers were entitled to participate in a non-qualified deferred compensation plan. The plan provides for benefits that are capped under Cape Bancorp’s broad-based benefits due to Internal Revenue Service salary limitations or limitations due to participation requirements under tax-qualified plans. The plan also permits elective salary and incentive award deferrals.

In addition, Cape Bancorp incurs the expense of one country club membership and related expenses for Mr. Hornsby. In lieu of a monthly automobile allowance, Mr. Hornsby has use of an automobile (including all operating expenses) leased by Cape Bancorp for business and personal use. Personal use of the automobile is reported as taxable income to Mr. Hornsby.

Other than our decision to offer participants the opportunity to cash out of the phantom restricted stock plan and phantom incentive stock option plan in January 2008, our compensation program did not materially change in 2007. We continue to measure short-term incentive compensation by applying the same key incentive goals that we applied in previous years. Similarly, we have increased basic compensation by approximately 4 1/2% to 5%, in line with cost of living increases. Our decision to permit participants to elect to receive a cash distribution from these phantom plans in lieu of further appreciation under such plans was made in consideration of our stock offering and anticipated adoption of stock benefit plans following the offering and the cost of any stock benefit plans adopted.

In addition to the components of executive compensation described above, Messrs. Hornsby and Boyer are each parties to employment agreements with Cape Bancorp. The employment agreements are designed to give Cape Bancorp the ability to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Cape Bancorp’s operations. The agreements are for a three-year period, are reviewed and renewed annually by the Compensation Committee of the Board of Directors, and provide for salary and bonus payments, as well as additional post-employment benefits, primarily health benefits, under certain conditions, as defined in the employment agreements. The employment agreements were negotiated directly with and recommended for approval by, the Compensation Committee. The Compensation Committee negotiated the agreements with the assistance of outside counsel, and the Compensation Committee believes such agreements are consistent with industry practices and desirable for retaining executive talent.

Analyzing the Components of Compensation. Currently, the Compensation Committee analyzes the level and relative mix of each of the principal components of compensation for Named Executive Officers. The President and Chief Executive Officer also make recommendations to the Committee relating to compensation to be paid to the Named Executive Officers other than himself. Based on this analysis, the Compensation Committee makes annual recommendations to the independent members of the board of directors about each Named Executive Officer’s compensation.

The Compensation Committee reviews the other components of executive compensation (broad-based benefits and executive perquisites), but does not necessarily consider changes to those components on an annual basis. Changes to the level or types of benefits within these categories, including considerations relating to the addition or elimination of benefits and plan design changes, are made by the Compensation Committee on an aggregate basis with respect to the group of employees entitled to those benefits, and not with reference to a particular Named Executive Officer’s compensation. Decisions about these components of compensation are made without reference to the Named Executive Officers’ salary and annual cash incentives, as they involve issues of more general application and often include consideration of trends in the industry or in the employment marketplace.

The Compensation Committee seeks to create what it believes is the best mix of base salary and annual cash incentives in delivering the Named Executive Officers’ total cash compensation. These components are evaluated in relation to benchmark data derived from information reported in publicly-available proxy statements or from market survey data.

For each Named Executive Officer, a significant percentage of total cash compensation is at-risk, meaning that it will generally be earned when Cape Bank or the Named Executive Officer is successful in ways that are aligned with and support Cape Bancorp’s interests.

The Compensation Committee determines the base salary and annual incentive cash award components for each Named Executive Officer, including the Chief Executive Officer. For 2006, base salary changes were made primarily based upon increases in individual performance, and to a lesser extent changes in employee responsibility. For the 2007 year, the Compensation Committee augmented Cape Bank’s historical annual incentive cash “base award,” which was based primarily on corporate-wide performance objectives, to include an additional cash award based upon individually-set performance objectives.

The process of assembling target total cash compensation for the Named Executive Officers is forward-looking in nature. The at-risk annual incentive cash award component is based on the expectation that target levels of performance will be achieved over the following year. Actual performance over the applicable measurement period may exceed or fall short of the targets resulting in the Named Executive Officer receiving an annual incentive cash award that is above or below the initial targeted level.

The annual incentive cash awards granted in prior years are not taken into account by the Compensation Committee in the process of setting compensation targets for the current year. The Committee believes that doing so would be inconsistent with the underlying reasons for the use of at-risk compensation. If current year awards were increased to make up for below-target performance in prior years or decreased to account for above-target performance in prior years, the Committee would be diluting or eliminating the link between performance and reward.

The objective of the compensation-setting process is to establish the appropriate level and mix of total compensation for each Named Executive Officer. The Compensation Committee believes that the accounting treatment of any given element of total cash compensation is a relevant consideration in the design and compensation-setting process and considers the effect, as applicable, when determining total cash compensation.

The Compensation Committee considers, but does not give undue weight to, the tax treatment of each component of compensation. Under Section 162(m) of the Internal Revenue Code, annual compensation paid to certain Named Executive Officers is not deductible if it exceeds $1 million unless it qualifies as “performance-based compensation” as defined in the Internal Revenue Code and related tax regulations. Base salary is not a form of performance-based compensation. Many fringe benefits also do not qualify as performance-based compensation. Annual incentive cash awards may qualify as a form of performance-based compensation under the income tax regulations. In 2007 and for prior years, we have not been subject to tax deduction limitations under Section 162(m).

Stock Ownership Guidelines. Each of our directors and Named Executive Officers participated in our initial stock offering or received shares of our Common Stock in our acquisition of Boardwalk Bancorp, Inc. and, at this time, we have not deemed it necessary to establish any formal policies or guidelines addressing expected levels of stock ownership by the directors or Named Executive Officers.

Exceptions to Procedures. The Compensation Committee may from time to time recommend to the full board of directors that they approve the payment of special cash compensation to one or more Named Executive Officers in addition to payments approved during the normal annual compensation-setting cycle. The Committee may make such a recommendation if it believes it would be appropriate to reward one or more Named Executive Officers in recognition of contributions to a particular project, or in response to competitive and other factors that were not addressed during the normal annual compensation-setting cycle.

The Committee will make off-cycle compensation decisions and recommendations whenever a current employee is promoted to executive officer status, or an executive officer is hired. The Committee may depart from the compensation guidelines it would normally follow for executives in the case of outside hires.

Committee Actions During 2006 and 2007 Affecting 2007 Compensation. The Compensation Committee took certain actions during 2006 that affected executive compensation for the 2007 year. During the fourth quarter of 2006, the Compensation Committee evaluated the base salary and bonus components of Cape Bank’s Named Executive Officers as compared to proxy and survey data provided by various compensation surveys.

The Compensation Committee reviewed the base salary and bonus information compiled by the surveys, and then formulated a recommendation for the base salary and annual incentive cash award components of each Named Executive Officer’s compensation in relation to that information. For 2007, the total cash compensation for the Named Executive Officers was targeted using approximately the 50th percentile of the survey and peer group. Total cash compensation for each Named Executive Officer may then be adjusted on an individual basis to reflect a variety of factors. Deviations from the targets typically reflect each executive’s experience and expertise, value to the organization, specific responsibilities assumed by the executive, and knowledge of our organization.

Annual Compensation-Chief Executive Officer. In December 2006, the Compensation Committee recommended, and the board of directors approved, the various components of Mr. Hornsby’s 2007 annual compensation. Details regarding base salary and annual incentive cash awards are included in the detailed compensation tables following this section.

For 2007, the Committee established a base salary for Mr. Hornsby of $262,500 and a maximum bonus amount of 30% of such base salary. These targets were established based on the recent financial performance of Cape Bank, the estimated value of Mr. Hornsby’s services in the marketplace, and the Committee’s view of Mr. Hornsby’s critical role in the future success of Cape Bank.

After establishing the target value for Mr. Hornsby’s overall total cash compensation, the Committee made detailed determinations for each element of compensation in order to arrive at the desired overall result:

•

Base Salary: The Committee set Mr. Hornsby’s base salary at $262,500 representing a 5.0% increase from his base salary in 2006. At this level, Mr. Hornsby’s base salary represented approximately 76% of the target value of his total cash compensation, consistent with the Committee’s philosophy of emphasizing the at-risk components of total cash compensation for executive officers.

•	Annual Incentive Cash Award: Mr. Hornsby’s “target award” for 2007 was established at 20% of his base salary for 2007 based on Cape Bank’s 2006 performance.

All Compensation Committee actions taken with respect to Mr. Hornsby’s compensation were presented as recommendations for approval by the full board of directors. The Committee’s recommendations regarding Mr. Hornsby’s 2007 base salary were approved by the full board of directors in December 2006. The Committee’s recommendations regarding Mr. Hornsby’s 2007 annual incentive cash award were approved by the full board of directors in December 2006.

For 2008, the Committee selected the following surveys for use in benchmarking Mr. Hornsby’s (and the other Named Executive Officers’) compensation:

America’s Community Bankers’ Survey

L.R. Webber Compensation Survey

New Jersey League of Community Bankers Compensation Survey

The companies represented in these surveys are all in the financial services industry. The companies in the peer group were selected primarily on the basis of asset size, geography, and product and service offerings. Compensation information for companies included in the peer group was obtained by reviewing publicly available proxy statements and other relevant filings made with securities regulatory authorities.

Based upon this review, Mr. Hornsby’s base salary for 2008 was established at $325,000. The Committee considered the mix of compensation components related to Cape Bank’s short and long-term strategic plans.

Annual Compensation- Other Named Executive Officers. In December 2006, the Compensation Committee recommended, and the full the board of directors approved, the total cash components of annual compensation for all other Named Executive Officers. Details regarding base salary and annual incentive cash awards made to the Named Executive Officers are included in the detailed compensation tables following this section. The Committee evaluated the overall level of total cash compensation for each Named Executive Officer (other than the Chief Executive Officer) after considering the recent performance of Cape Bank and the role of each Named Executive Officer, the criticality of each Named Executive Officer to the future success of Cape Bank in attaining its goals and their experience, contribution and knowledge of our organization.

The target value of the Named Executive Officers’ total cash compensation, as established by the Committee for 2007, generally followed the same steps as outlined above for the Chief Executive Officer.

After establishing the target value for each Named Executive Officer’s overall total cash compensation, the Committee made detailed determinations for each element of that package in order to arrive at the desired overall result:

•

Base Salary: The Committee first set the 2007 base salary for each Named Executive Officer, within target dollar ranges contemplated by internal guidelines. Salary increases for the Named Executive Officers represented increases ranging from 4% to 6%, compared to base salaries for 2006. At these levels, base salaries represented approximately 85.0% of the target value of each Named Executive Officer’s total cash compensation, consistent with the Committee’s philosophy of emphasizing the at-risk components of total cash compensation for executive officers. 2007 base salary for the Named Executive Officer was approved by the full board in December 2006.

For 2007, the Committee established the target value of Messrs. Boyer, Houston and Dembin and Ms. Steiger’s base salary and annual incentive cash award at approximately $192,760, $175,497, $133,560, and $108,120, respectively. The Compensation Committee reviewed the base salary and bonus information compiled by the outside consultant from the relevant survey data and the proxy data described above, and then formulated a recommendation for the base salary and annual incentive cash award components for each of the Named Executive Officers other than the Chief Executive Officer for 2007.

Based upon this review, base salaries for 2007 for Messrs. Boyer, Houston and Dembin and Ms. Steiger were established at $158,000, $143,850, $111,300, and $90,100, respectively. The Committee considered the mix of compensation components related to Cape Bank’s short and long-term strategic plans and the Named Executive Officers’ roles, experience, responsibilities and knowledge of the organization.

Employee Stock Ownership Plan. The board of directors has approved the establishment of an employee stock ownership plan in connection with the stock offering. The employee stock ownership plan is a tax-qualified, broad-based employee benefit program. All Named Executive Officers, including the Chief Executive Officer, are eligible to receive benefits under this program.

Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and principal financial officer of Cape Bancorp or its subsidiaries for 2007 and 2006 and the three most highly compensated executive officers of Cape Bancorp or its subsidiaries whose total compensation for 2007 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Herbert L. Hornsby, Jr. President and Chief Executive Officer	2007	262,500	—	477,129	(1)	169,000	17,689	926,318
	2006	250,000	—	138,030	(1)	154,000	16,277	558,307

Robert J. Boyer Executive Vice President and Chief Financial Officer	2007	158,000	—	269,326	(2)	69,000	5,772	502,098
	2006	145,000	—	73,705	(2)	51,000	6,155	275,860

Fred A. Houston Senior Vice President and Corporate Secretary	2007	143,850	—	262,898	(3)	82,000	759	489,507
	2006	137,000	—	71,108	(3)	68,000	4,943	281,051

William H. Dembin Senior Vice President of Commercial Loans	2007	111,300	—	162,173	(4)	10,000	4,272	287,745
	2006	105,000	—	48,424	(4)	7,000	3,325	163,749

Kathryn M. Steiger Senior Vice President of Residential Loans	2007	90,100	—	162,609	(5)	36,000	2,611	291,320
	2006	85,000	—	44,207	(5)	29,000	3,259	161,466

(1)

For 2007, comprised of $67,176 in incentive compensation earned under the annual cash incentive compensation program and $409,953 earned under Cape Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan. For 2006, comprised of $51,700 in incentive compensation earned under the annual cash incentive compensation program and $86,330 earned under Cape Savings Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan.

(2)

For 2007, comprised of $30,675 in incentive compensation earned under the annual cash incentive compensation program and $238,651 earned under Cape Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan. For 2006, comprised of $23,448 in incentive compensation earned under the annual cash incentive compensation program and $50,257 earned under Cape Savings Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan.

(3)

For 2007, comprised of $24,247 in incentive compensation earned under the annual cash incentive compensation program and $238,651 earned under Cape Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan. For 2006, comprised of $20,851 in incentive compensation earned under the annual cash incentive compensation program and $50,257 earned under Cape Savings Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan.

(4)

For 2007, comprised of $19,294 in incentive compensation earned under the annual cash incentive compensation program and $142,879 earned under Cape Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan. For 2006, comprised of $18,336 in incentive compensation earned under the annual cash incentive compensation program and $30,088 earned under Cape Savings Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan.

(5)

For 2007, comprised of $13,110 in incentive compensation earned under the annual cash incentive compensation program and $149,499 earned under Cape Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan. For 2006, comprised of $12,725 in incentive compensation earned under the annual cash incentive compensation program and $31,482 earned under Cape Savings Bank’s Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan.

(6)	Comprised of the change in value for each of Cape Bank’s pension plan and nonqualified plan.
(7)	Includes payments in lieu of unused personal and sick days and, in the case of Mr. Hornsby, country club dues and an automobile allowance.

Employment Agreements. Cape Bank entered into employment agreements with Messrs. Hornsby and Boyer, effective January 1, 2007. The agreements for each of Messrs. Hornsby and Boyer have an initial term of three years. Unless notice of non-renewal is provided, the agreements renew annually. The agreements provide for the payment of a base salary, which will be reviewed at least annually, and which may be increased, but not decreased (except for a decrease not in excess of any decrease that is applicable generally to all employees). Effective January 1, 2008, the base salaries for Messrs. Hornsby and Boyer will be $325,000 and $225,000, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees, and reimbursement of business expenses, including fees for memberships in clubs and organizations. Each executive’s employment may be terminated for just cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Messrs. Hornsby and Boyer are entitled to severance payments and benefits in the event of termination of employment under specified circumstances, including executive’s termination of employment for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following:

(1)	a failure to appoint or reappoint the executive to his executive position;

(2)	a material change in the executive’s functions, duties, or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance or scope;

(3)	a relocation of the executive’s principal place of employment by more than 50 miles from its location as of the date of the employment agreement;

(4)	a material reduction in the benefits and perquisites including base salary (other than a reduction generally applicable to all officers or employees);

(5)	a liquidation or dissolution of Cape Bank; or

(6)	a material breach of the employment agreement by Cape Bank.

In the event of Messrs. Hornsby’s or Boyer’s involuntary termination or resignation from employment following the occurrence of one of the circumstances identified above, including such a termination or resignation following the occurrence of a change in control of Cape Bancorp or Cape Bank, the executive will be entitled to a severance payment equal to three times the sum of the executive’s base salary and the highest rate of bonus awarded to the executive during the prior three years, payable in a lump sum. In addition, Cape Bank will pay a lump sum benefit to the executive equal to the contributions to which the executive would have been entitled under any tax-qualified defined contribution plan and the excess of the present value of the benefit to which the executive would have been entitled under any defined benefit plan if the executive had continued to work for Cape Bank for 36 months following the event of termination over the present value of the benefit to which the executive is actually entitled. In addition, Cape Bank will continue to provide for 36 months at Cape Bank’s expense, life insurance and non-taxable medical and dental coverage substantially comparable to the coverage maintained for the executive prior to his termination. The cash payment to which the executives will be entitled will be paid within 60 days of termination, provided, however, that if the executives are “specified employees,” as defined in Section 409A of the Internal Revenue Code, then the maximum amount that can be paid within the first six months following the executive’s separation from service will be paid and the remainder will be paid on the first day of the seventh month following the executive’s separation from service. Mr. Hornsby’s employment agreement provides that in the event of his termination of employment for any reason other than retirement, his service as a director of Cape Bank and Cape Bancorp will also terminate.

Upon termination of the executive’s employment other than in connection with a change in control, the executive agrees not to compete with Cape Bancorp or Cape Bank, for one year following termination of employment, within 50 miles of the locations in which Cape Bancorp or Cape Bank has business operations or has filed an application for regulatory approval to establish an office.

Should the executive become disabled, the executive would be entitled to benefits provided under any disability program sponsored by Cape Bancorp or Cape Bank. To the extent that such benefits are less than the executive’s base salary, Cape Bank would continue to pay the difference between the benefits provided under any disability program sponsored by Cape Bank or Cape Bancorp and the executive’s base salary for the longer of the remaining term of the agreement or one year, and would continue to provide life insurance, and non-taxable medical and dental coverage. Such coverage will cease upon the earlier of (i) the date the executive returns to full time employment with Cape Bank or another employer, (ii) the date the executive attains age 65, or (iii) death. In the event the executive dies while employed by Cape Bank, the executive’s beneficiary, personal representatives or estate will be paid the executive’s base salary for one year and the executive’s family will be entitled to continuation of medical and dental benefits for one year.

Upon termination of the employment agreement upon retirement (as defined therein), the executive would only be entitled to benefits under any retirement plan of Cape Bank and other plans to which the executive is a party.

Cape Bank also entered into employment agreements with Michael D. Devlin and Guy A. Deninger, the former Chief Executive Officer and former Chief Lending Officer of Boardwalk Bank, respectively, effective as of the effective date of the merger between Boardwalk Bancorp and Cape Bancorp. The agreements for each of Mr. Devlin and Mr. Deninger have a term of two years; however, Mr. Devlin may terminate his employment agreement, provided such termination occurs no earlier than 6 months after the employment agreement’s effective date, and become a party to a consulting agreement for the duration of the two-year term. The employment agreements provide for the payment of a base salary, which will be reviewed at least annually, and which may be increased, but not decreased (except for a decrease not in excess of any decrease that is applicable generally to all employees). Under the agreements, the current base salaries for Messrs. Devlin and Deninger are $240,000 and $175,000, respectively. In addition to the base salary, each agreement provides for the payment of retention bonuses equal to $150,000 and $80,000, respectively. Each of these retention bonuses is payable at the rate of 50% on the first day of the 9th month after the employment agreement’s effective date, and 50% on the first day of the eighteenth month after the employment agreement’s effective date, provided the executive remains in the employ of Cape Bank or, in the case of Mr. Devlin, becomes a consultant to Cape Bank. In addition, Cape Bank will continue Mr. Devlin’s supplemental disability policy maintained by Boardwalk Bank and will provide Mr. Devlin with term life insurance protection with a death benefit of $725,000. Each of Messrs. Devlin and Deninger is also entitled to participate in any other incentive compensation and bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees, and reimbursement of business expenses, including fees for memberships in clubs and organizations. Each executive’s employment may be terminated for just cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Messrs. Devlin and Deninger are entitled to severance payments and benefits upon the occurrence of the same events as set forth in Messrs. Hornsby and Boyer’s employment agreements. Severance payments for Messrs. Devlin and Deninger will be equal to the executive’s base salary due for the remaining unexpired term of the agreement, plus, if severance occurs prior to payment of the retention bonus, the retention bonus described above, payable in a lump sum, in the same manner as for Messrs. Hornsby and Boyer.

Mr. Devlin’s agreement provides that in the event he becomes disabled, he will be entitled to benefits provided under any disability program sponsored by Cape Bank, plus the additional supplemental disability policies assumed by Cape Bank and maintained for the executive’s benefit. Mr. Deninger’s employment agreement provides that, to the extent disability benefits provided by Cape Bank are less than the executive’s base salary, Cape Bank will continue to pay the difference between the benefits provided under any disability program sponsored by Cape Bank and the executive’s base salary for the remaining term of the agreement. Mr. Devlin would also continue to receive medical and dental coverage until the expiration of the later of the term of the employment agreement or the consulting agreement. Mr. Deninger would continue to receive medical and dental coverage until the expiration of the term of the employment agreement. In the event of Mr. Devlin’s death, the executive’s beneficiary will be paid the executive’s base salary for the remaining term of the agreement. In the event of Mr. Deninger’s death, the executive’s beneficiary will be paid the executive’s base salary and bonus for the remaining term of the agreement.

Mr. Devlin’s agreement provides that in the event the executive also serves as a member of the board of directors of Cape Bank or an affiliate and he is terminated for cause, his service as a director would terminate immediately.

In the event of termination of the employment agreement upon retirement (as defined therein), the executive would only be entitled to benefits under any retirement plan of Cape Bank and other plans to which the executive is a party. The employment agreements also provide that in the event termination payments include an “excess parachute payment” under Section 280G of the Internal Revenue Code, such benefits will be reduced accordingly.

The employment agreements for Messrs. Devlin and Deninger contain noncompete provisions similar to those for Messrs. Hornsby and Boyer; however, Messrs. Devlin and Deninger’s obligation not to compete is for a duration of two years. In addition, as an inducement to the executive to honor the noncompete provisions, Cape Bank will pay Mr. Devlin, on the first day of the seventh month following the executive’s termination, a lump sum cash payment of $725,000. In the event Mr. Devlin violates the noncompete provisions during the first year following termination, Mr. Devlin will reimburse that amount with interest at the rate of 6% per annum. In the event Mr. Devlin violates the noncompete provisions during the second year following termination, Mr. Devlin will reimburse Cape Bank $362,000 with interest at the rate of 6% per annum. Mr. Deninger’s agreement provides that as an inducement to the executive to honor the noncompete provisions of the employment agreement, Cape Bank will pay him two lump-sum payments, one on the first day of the seventh month following the executive’s termination and the second, on the first day of the 18th month following termination, each in the amount of $175,000, unless, within ten days of the executive’s termination, Cape Bank determines to waive such payment requirement. In the event Mr. Devlin or Mr. Deninger compete in violation of the noncompete provision, the executive will be required to return any amounts paid under the employment agreement and will be subject to a possible injunction to restrain such violation and to the recovery of damages.

The following table shows as of December 31, 2007, potential payments to the named executive officers following a termination of employment or a change in control of Cape Bank or Cape Bancorp.

	Voluntary Resignation (1) (8)	Early Retirement (1) (8)	Involuntary Termination Without Cause (1) (8)		Involuntary Termination for Cause		Involuntary Termination after Change in Control (9)		Disability (1) (8)		Death (10)
Herbert L. Hornsby, Jr.
Employment Agreement	$—	$—	$1,191,155	(2)		$—	$1,191,155	(2)	$935,032	(3)	$276,637	(4)
Phantom Restricted Stock Plan	$438,330	$438,330	$438,330			$—	$438,330		$438,330		$438,330
Phantom Incentive Stock Option Plan	$511,625	$511,625	$511,625		$		$511,625		$511,625		$511,625

Robert J. Boyer
Employment Agreement	$—	$—	$696,190	(5)		$—	$696,190	(5)	$721,838	(6)	$172,137	(7)
Phantom Restricted Stock Plan	$259,002	$259,002	$259,002			$—	$259,002		$259,002		$259,002
Phantom Incentive Stock Option Plan	$300,680	$300,680	$300,680			$—	$300,680		$300,680		$300,680

Fred A. Houston
Phantom Restricted Stock Plan	$259,002	$259,002	$259,002			$—	$259,002		$259,002		$259,002
Phantom Incentive Stock Option Plan	$300,680	$300,680	$300,680			$—	$300,680		$300,680		$300,680

William H. Dembin
Phantom Restricted Stock Plan	$113,673	$113,673	$113,673			$—	$113,673		$113,673		$113,673
Phantom Incentive Stock Option Plan	$149,355	$149,355	$149,355			$—	$149,355		$149,355		$149,355

Kathryn M. Steiger
Phantom Restricted Stock Plan	$162,237	$162,237	$162,237			$—	$162,237		$162,237		$162,237
Phantom Incentive Stock Option Plan	$188,364	$188,364	$188,364			$—	$188,364		$188,364		$188,364

(1)

The Phantom Incentive Stock Option Plan and Phantom Restricted Stock Plan each provide that, in the event a participant terminates employment for any reason (other than due to death, termination for cause, or following a change in control), the participant is entitled to his or her vested accrued benefit as of the end of the month immediately proceeding the early termination.

(2)

In the event of termination without cause (including a termination without cause following a change in control), Mr. Hornsby’s employment agreement provides for a payment equal to three times the sum of the highest base salary plus highest bonus paid in the last completed fiscal year ($989,028), plus a lump sum cash payment equal to the contributions to which executive would have been entitled under any tax qualified defined contribution plans, such as the 401(k) plan ($11,328) plus the excess of the present value of the benefit to which executive would have been entitled under the tax-qualified defined benefit plan sponsored by Cape Bank if executive had continued to work for 36 months after the effective date of the termination ($139,328), plus non-taxable medical and dental coverage and life insurance coverage substantially comparable to the coverage maintained by Cape Bank for executive prior to termination of employment (approximately $51,471).

(footnotes continue on following page)

(3)

In the event of disability, Mr. Hornsby’s employment agreement provides that he will be entitled to his base salary for the longer of the remaining term of the employment agreement or one year, reduced by benefits paid under any disability policy ($787,500), plus life, medical and dental coverage until the earlier of (i) return to full-time employment, (ii) age 65 or (iii) death. If such benefits were provided to age 65, we estimate their value to be approximately $147,532.

(4)

In the event of his death, Mr. Hornsby’s beneficiary, legal representative, or estate would be entitled to his base salary for a period of one year ($262,500) and his family would be entitled to medical and dental coverage for one year ($14,137).

(5)

In the event of termination without cause (including a termination without cause following a change in control), Mr. Boyer’s employment agreement provides for a payment equal to three times the sum of the highest base salary plus highest bonus paid in last completed fiscal year ($566,025), plus a lump sum cash payment equal to the contributions to which executive would have been entitled under any tax qualified defined contribution plans, such as the 401(k) plan ($11,627) plus the excess of the present value of the benefit to which executive would have been entitled under the tax-qualified defined benefit plan sponsored by Cape Bank if executive had continued to work for 36 months after the effective date of the termination ($67,067), plus non-taxable medical and dental coverage and life insurance coverage substantially comparable to the coverage maintained by Cape Bank for executive prior to termination of employment (approximately $51,471).

(6)

In the event of disability, Mr. Boyer’s employment agreement provides that he will be entitled to his base salary for the longer of the remaining term of the employment agreement or one year, reduced by benefits paid under any disability policy ($474,000), plus life, medical and dental coverage until the earlier of (i) return to full-time employment, (ii) age 65 or (iii) death. If such benefits were provided to age 65, we estimate their value to be approximately $247,838.

(7)

In the event of his death, Mr. Boyer’s beneficiary, legal representative, or estate would be entitled to his base salary for a period of one year ($158,000) and his family would be entitled to medical and dental coverage for one year ($14,137).

(8)

Under the Phantom Restricted Stock Plan and the Phantom Incentive Stock Option Plan, upon early termination of employment (other than due to termination for cause, death or following a change in control), the executive is entitled to the value of his or her account for the month ending immediately prior to his or her termination of employment, multiplied by his or her vested percentage. The amount is payable commencing on the first day of the month following the end of the plan year in which the executive has a termination of employment in a 180-month fixed annuity, crediting interest at an annual rate of 7.72%.

(9)

On a change in control, the executive is entitled to the projected value of the executive’s account in plan year 10 (i.e., in 2010) under each of the Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan. The amount is payable commencing on the first day of the month following the end of the plan year in which the executive has a termination of employment in a 180-month fixed annuity, crediting interest at an annual rate of 7.72%.

(10)

Upon death during active service, an executive’s beneficiary is entitled to the greater of 100% of the value of the executive’s account at time of death under both the Phantom Restricted Stock Plan and Phantom Incentive Stock Option Plan or a specific dollar amount set forth in the plan. In all cases, as of December 31, 2006, the specific dollar amount set forth in the plans provided the greater benefit. The benefit is payable in 180 equal monthly installments, with interest credited at a rate of 7.72%, commencing within 60 days of the executive’s death.

Company Performance and Incentive Plan Awards. Each year, the Compensation Committee establishes a company-wide performance measure for use in making funding determinations that affect payment of “base awards” and “individual awards.” Actual performance is evaluated against the company-wide performance measure after the close of the year to which the measure applies. The results of that comparison are used to calculate the level of funding available to pay “base awards” and “individual awards.”

Actual available funding to pay annual incentive cash awards is further determined by objective target performance measures that reflect Cape Bank’s operating results for the year for which the targets are established. The Compensation Committee has historically sought to ensure that attainment of the target performance measures are challenging, balanced and achievable. In 2006, for the calendar year 2007, the Compensation Committee established four performance targets, consisting of transaction account deposit growth of 5.68% from October 1, 2006 through September 30, 2007, return on average assets of 55 basis points from October 1, 2006 through September 30, 2007, preferred loan growth (loans with terms of 15 years or less) of 2.15% from October 1, 2006 through September 30, 2007, and performing loans to total loans of 98.5% from October 1, 2006 through September 30, 2007. Each of these factors is evenly weighted and the achievement of each factor comprises 25% of the maximum award potential. Throughout the year, the Compensation Committee reviews Cape Bank’s performance relative to its peer group, which in 2007 was identified as the Federal Deposit Insurance Corporation peer group to which Cape Bank was assigned for Uniform Bank Performance Reporting, including “all FDIC insured savings banks having assets in excess of $1 billion.” The Compensation Committee also reviews performance against a peer group consisting of all New Jersey financial institutions with total assets of $500 million to $1.0 billion. The Compensation Committee seeks to establish a target based on earnings from sources that are reasonably predictable and stable. Bonuses for each of the Named Executive Officers are set as a percentage of such person’s base salary, with a range among Named Executive Officers, at the maximum bonus level, of between 20% and 30% of base salary. In order to earn the maximum bonus, Cape Bank must achieve at least 150% of all four targets. The minimum performance level on each factor that will achieve a bonus is 90% of targeted performance. For 2007, Cape Bank achieved one performance goal at the target level (return on average assets was at 133% of target) and achieved two performance goals at the maximum level (i.e., preferred loan growth and performing loans to total loans each exceeded 150% of the target level). Cape Bank fell below the minimum of its target range with respect to transaction account deposit growth goal.

Incentive bonuses with respect to the company-wide targets are paid semi-annually during the year, in June and December. At mid-year, performance is measured at 50% of the targeted goal. Depending on the targeted level achieved at mid-year, 50% of the incentive bonus is determined for each individual and 75% of that amount is paid at mid-year, with 25% reserved and paid at year-end, provided that goals continue to be achieved.

For purposes of the “individual awards,” each Named Executive Officer other than the Chief Executive Officer is also evaluated on several individual performance measures set by the Chief Executive Officer with oversight from the Compensation Committee. The individual awards relate to the strategic business objectives of such individual for the ensuing year. The degree to which a Named Executive Officer satisfies these individualized measures is taken into account in determining the amount to be paid to that executive as an “individual award.”

More specifically, at year-end, each executive’s individual performance is reviewed based on the goals set for such individual (which are based on such person’s job responsibilities). These goals generally support Cape Bank’s ongoing business operations, such as regulatory, compliance, and strategic business plan and profitable growth. The identification and weighting of goals are agreed upon between the individual executive and the Chief Executive Officer of Cape Bank prior to forwarding the goals to the Compensation Committee for confirmation. Each individual’s goals are kept confidential by the Chief Executive Officer and the Compensation Committee. If the executive performs at a level that is considered outstanding, then consideration may be given for an additional bonus award that may range between 10% and 20% of the incentive bonus awarded in December. For the 2007 year, Messrs. Boyer, Houston and Dembin and Ms. Haffner received an increased incentive bonus based on exceeding individual performance goals.

Change in Control Agreements. Cape Bank entered into change in control agreements with Wayne S. Hardenbrook, former Chief Financial Officer of Boardwalk Bank, and five other officers of Boardwalk Bank on July 26, 2007, effective as of the date of the merger between Boardwalk Bancorp and Cape Bancorp. The term of the agreements is two years for Mr. Hardenbrook and one year for the five other officers, renewable for an additional year on each anniversary date of the agreement, such that the remaining term of the agreement will always be two years for Mr. Hardenbrook and one year for the five other officers, unless a written notice of non-renewal is provided to the executive. As of the effective date of the merger of Cape Bancorp and Boardwalk Bancorp, the change in control agreements supersede and replace the existing change in control agreements between Boardwalk Bank and each such executive. The duration and payment under each Cape Bank change in control agreement is identical to the duration and payment under each Boardwalk Bank change in control agreement that is superseded. We elected to offer new change in control agreements to these executives rather than continue their existing agreements with Boardwalk Bank in order to eliminate their ability under their existing agreements to voluntarily terminate their employment and receive a change in control payment upon completion of the merger. We believe that the terms of the new change in control agreements are appropriate and provide incentives for key Boardwalk Bank employees to remain with Cape Bank after the merger. We intend to review the agreements on their anniversary dates in light of our own compensation policies and philosophies, and we may choose not to extend one or more of these agreements on their renewal dates.

In the event of a change in control followed by the executive’s voluntary or involuntary termination of employment, other than for cause, the executive will be entitled to severance payments.

In the event of a change in control, the executive will have the right to voluntarily terminate his employment following:

•	a material change in the executive’s functions, duties, or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance or scope,

•	a relocation of the executive’s principal place of employment by more than 50 miles from its location as of the date of the employment agreement, or

•	a material reduction in the benefits and perquisites, including base salary.

In the event of a change in control followed by the executive’s involuntary termination other than for cause or resignation from employment following the occurrence of one of the circumstances identified above, the executive will be entitled to a severance payment equal to, for Mr. Hardenbrook, two times (one times for the five other officers) the sum of the executive’s highest annual rate of base salary plus the highest bonus paid to the executive with respect to the completed fiscal year prior to the change in control. In addition, the executive will be entitled to life insurance coverage and non-taxable medical and dental coverage for two years for Mr. Hardenbrook (one year for the five other officers) following severance. Any cash severance payment will be made in a lump sum within 30 days or, in the event the executive is a “specified employee” as defined in Section 409A of the Internal Revenue Code, on the first day of the seventh full month of the executive’s termination of employment. The change in control agreements also provide that in the event severance payments would include an “excess parachute payment” under Section 280G of the Internal Revenue Code, such benefits will be reduced accordingly.

Benefit Equalization Plan. Cape Bank has adopted an Amended and Restated Benefit Equalization Plan to provide certain executives with benefits to which they would otherwise be entitled under Cape Bank’s Defined Benefit Pension Plan and 401(k) plan, but for the limitations imposed by the Internal Revenue Code. The Amended and Restated Benefit Equalization Plan was adopted to incorporate the required provisions of Section 409A. During fiscal 2007, only Mr. Hornsby participated in the Amended and Restated Benefit Equalization Plan. A committee appointed by the Cape Bank’s Board of Directors administers the plan.

Upon termination of service due to any reason other than death, a participant will be entitled to a benefit equal to the difference between the annual pension benefit to which the participant would be entitled under the defined benefit pension plan but for the tax law limits and the amount of the annual pension benefit to which the participant is actually entitled under the defined benefit pension plan, provided, however, that for purposes of determining the participant’s “salary” upon which the annual pension benefit is calculated, any amounts deferred under the benefit equalization plan are included. The annual pension benefit will be payable as a life annuity with 10 years certain, provided that a participant may make an election prior to the date distributions commence to have the annual pension benefit converted to any other optional form of life annuity available under the Amended and Restated Benefit Equalization Plan that is the actuarial equivalent of the annual pension benefit. Alternatively, a participant may elect in writing prior to the end of the transition period for making new elections under Section 409A of the Internal Revenue Code, to receive payment in a lump sum distribution. If a participant dies before benefit payments commence to the participant or after they commence (assuming the participant did not elect an optional form of benefit payment), the participant’s beneficiary will receive a lump sum distribution equal to the commuted value of ten years of payments under the annual pension benefit, reduced by the number of years such benefits were received by the participant, if any. If a participant had received benefits for 10 years, no payments would be due to the beneficiary on the participant’s death. If the participant had elected and was receiving an optional form of benefit, the participant’s beneficiary would receive the death benefit, if any, payable under such optional form of benefit.

Under the 401(k) portion of the Amended and Restated Benefit Equalization Plan, participants may make annual deferrals of compensation in an amount up to the difference between the maximum amount the participant would be permitted to contribute to Cape Bank’s 401(k) plan for the given year but for the limitations of the Internal Revenue Code and the deferrals actually made to the 401(k) plan by the participant for the plan year. For each calendar year after 1999, if a portion of a participant’s contribution to the tax-qualified 401(k) plan is returned after the end of the preceding calendar year due to the tax law limits, and if the participant had made an election on the applicable deferral agreement, the participant is entitled to reduce his compensation for the current year by the amount of such returned contribution. A participant will be required to enter into a deferral agreement at least 30 days prior to the commencement of the calendar year for which the compensation subject to the deferral election will be paid. Cape Bank will establish a supplemental 401(k) plan account for each participant and credit the account with such contributions. Upon termination of service due to any reason other than death, the supplemental 401(k) plan benefit will be payable in a lump sum. Upon termination of service due to death, the supplemental 401(k) plan benefit under the Amended and Restated Benefit Equalization Plan will be payable to the participant’s beneficiary in a lump sum, pursuant to the participant’s initial deferral election.

In the event of a change in control of Cape Bank or Cape Bancorp, the participant’s supplemental 401(k) plan benefit and supplemental defined benefit plan will be paid to the participants in a lump sum at the time of the change in control, unless a participant has selected an alternative form of distribution upon a change in control. Such an election, if made, must be made by a participant not later than December 31, 2007, or if later, the last day of the transition period under Code section 409A, or with respect to new plan participants within 30 days after the participant first becomes eligible to participate in the Amended and Restated Benefit Equalization Plan.

Phantom Restricted Stock Plan. Prior to completion of our mutual to stock conversion and initial public offering, we maintained a nonqualified phantom restricted stock plan represented by individual agreements for a select group of officers, including Messrs. Hornsby, Boyer, Houston, Dembin, Ropiecki, and Ms. Haffner and Ms. Steiger and six current non-employee directors and five former directors of Cape Bank. Participants in the agreements are granted phantom restricted stock awards in amounts set forth in each participant’s agreement. We have set forth below the awards to each of the officers.

Phantom Restricted Stock Plan

Officer	2000 Awards	2004 Awards
Herbert L. Hornsby, Jr.	13,819	595
Robert J. Boyer	8,517	—
Fred A. Houston	8,517	—
William H. Dembin	—	3,738
Jeffrey S. Ropiecki	4,356	753
Marie G. Haffner	5,059	—
Kathryn M. Steiger	5,335	—

The value of a participant’s restricted stock account is based on the increase in value of a share of phantom stock over a 10-year period beginning on the initial effective date of the plan, which was November 1, 2000 and ending on October 31, 2010, multiplied by the number of shares of phantom restricted stock awarded to the executive or director. The maximum value of a share of phantom stock achievable under the plan is $31.06. The fair market value of the phantom stock determined on the effective date was $10.00 for persons who commenced participation in the plan on such date. Thereafter, the fair market value, as determined under the plan, was equal to such value on the date of the award, as determined under the plan. The fair market value is increased annually over a 10-year period based on a formula that takes into consideration Cape Bank’s annual growth rate, as determined by multiplying its capital account by an adjustment factor. The adjustment factor is determined by dividing Cape Bank’s capital-to-asset ratio by a base rate of 8%. In accordance with the terms of the agreements, the fair market value of the phantom stock will not increase more than 12% per year; however, if the annual growth rate exceeds 12%, the excess may be carried over to the next plan year. After 10 years from the initial effective date of the plan, or on the normal benefit date, the aggregate value of the executive’s or director’s phantom restricted stock account will be finally determined. Commencing on the first day of the month following the normal benefit date, Cape Bank will annuitize the account balance of the executive’s or director’s phantom restricted stock account, crediting interest at a rate of 7.72%, and will pay the benefit to the executive or director in equal monthly installments over a period of 180 months, unless the executive or director makes an election to defer the distribution. In the event the executive or director elects to defer the distribution, the participant’s account will be credited with interest at an annual rate equal to 7.72%, compounded monthly.

In connection with the stock offering and in compliance with Section 409A of the Internal Revenue Code, the phantom restricted stock plan was amended to permit executives or current directors to make an election on or before October 31, 2007, to receive the amounts credited to his or her phantom restricted stock account, payable in a lump sum on the first business day in January 2008. If an executive or director made this election, the amount distributed to such person will be determined by multiplying the number of phantom restricted shares in such person’s account by $30.41, which is expected to be the value of the phantom restricted shares on October 31, 2010, the end of the measurement period. All executives and directors have made this election. This amendment to the plan was approved by the New Jersey Department of Banking and Insurance on October 30, 2007. We will incur additional compensation expense related to the phantom restricted stock plan of approximately $534,000 based on the expected $30.41 value of the phantom restricted shares. In future years, no further expense will be accrued for officers and directors under this plan.

Phantom Incentive Stock Option Plan. We maintained a nonqualified phantom incentive stock option plan represented by individual agreements for a select group of officers, including Messrs. Hornsby, Boyer, Houston, Dembin, Ropiecki, and Ms. Haffner and Ms. Steiger and six current non-employee directors and five former directors of Cape Bank. Participants in the agreements are granted phantom stock option awards in amounts set forth in each participant’s agreement. We have set forth below the awards to each of the officers.

Phantom Incentive Stock Option Plan

Officer	2000 Awards	2004 Awards
Herbert L. Hornsby, Jr.	23,903	1,620
Robert J. Boyer	14,732	—
Fred A. Houston	14,732	—
William H. Dembin	—	10,181
Jeffrey S. Ropiecki	7,534	2,045
Marie G. Haffner	8,750	—
Kathryn M. Steiger	9,229	—

The value of a participant’s stock option account is based on the increase in value of a share of phantom stock over the value of a share of phantom stock on the initial effective date of the plan, which was November 1, 2000 (or if later, on the date that such phantom stock option was deemed to be awarded to the participant), multiplied by the number of phantom stock options awarded to the participant. The maximum value of a share of phantom stock achievable under the plan is $31.06. The fair market value of the phantom stock determined on the effective date of the plan was $10.00 for persons who commenced participation on such date. Thereafter, the fair market value of an award, as determined under the plan, was equal to the value on the date of the award. The fair market value is increased annually based on a formula that takes into consideration Cape Bank’s annual growth rate, as determined by multiplying its capital account by an adjustment factor. The adjustment factor is determined by dividing Cape Bank’s capital-to-asset ratio by a base rate of 8%. In accordance with the terms of the agreements, the fair market value of the phantom stock will not increase more than 12% per year, however, if the annual growth rate exceeds 12%, the excess may be carried over to the next plan year. When an executive or director reaches his or her normal retirement date, Cape Bank will annuitize the executive or director’s account balance, crediting interest at a rate of 7.72%, and will pay the benefit to the executive or director in equal monthly installments over a period of 180 months.

In connection with the stock offering and in compliance with Section 409A of the Internal Revenue Code, the phantom incentive stock option plan was amended to permit executives or current directors to make an election on or before October 31, 2007, to receive the amounts credited to his or her phantom stock option account on the first business day in January 2008. If an executive or director makes this election, the amount distributed to such person will be determined by multiplying the number of phantom stock options in such person’s account by the increase in value of the phantom stock over the fair market value of such phantom stock on the date of the award. For purposes of this election, the fair market value of the phantom stock on the first business day in January 2008 will be deemed to be $30.41. All executives and directors have made this election. This amendment to the plan was approved by the New Jersey Department of Banking and Insurance on October 30, 2007. We will incur additional compensation expense related to the phantom incentive stock option plan of approximately $1.0 million based on the expected value of $30.41. In future years, no further expense will be accrued for officers and directors under this plan.

Director Retirement Plan. Cape Bank maintains an amended and restated director retirement plan for its directors, represented by individual agreements with the directors. In accordance with each director’s retirement agreement, the director is entitled to a normal retirement benefit upon termination of service on or after the director’s normal retirement age, equal to 2.5% times the director’s years of service with Cape Bank (not to exceed a benefit equal to 50%) of the average of the greatest fees earned by a director during any five consecutive calendar years. This benefit will be payable to the director in equal monthly installments for a period of 10 years or the director’s lifetime, whichever is greater. In the event the director terminates service prior to normal retirement age, other than due to death, the director will be entitled to an early termination benefit. The early termination benefit is the accrual balance for the plan year ending immediately prior to the year of termination, annuitized over a 10-year period by crediting interest at an annual rate of 8.50% with monthly compounding. The early termination benefit is payable in monthly installments for 10 years; provided, however, a director can make an election to have the remainder paid in a lump sum in the event of the occurrence of a change in control. Such an election must be made by the last day of the transition period for making such elections under Section 409A of the Internal Revenue Code. In the event of a director’s death while on the board, the director’s beneficiary will receive an annual benefit in an amount set forth in the director’s agreement, payable in monthly installments over a 10-year period. In the event of the director’s death during distribution of benefits, the beneficiary will receive a continuation of such benefits at the same time and in the same amount as if the benefits were paid to the director, provided, however, no benefits will be due to the director’s beneficiary if the director has received benefits under the plan for 10 years at the time of his death. Under the director’s individual retirement agreement, each director agrees that in order to receive the benefit, the director will not compete with Cape Bank within a 25-mile radius of its main office.

Non-qualified Deferred Compensation Plans

The following table discloses allocations under the 401(k) plan portion of the Benefit Equalization Plan, a non-qualified defined contribution plan, for each named executive officer who participated in the plan in 2007, and the earnings and balances on each executive’s account as of December 31, 2007. We made contributions of $8,937 to the plan on behalf of the executives during 2007 and no distributions or withdrawals were made from the plan in 2007.

Name	Executive Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Herbert L. Hornsby, Jr.	$16,653	$3,049	$106,285

Tax-Qualified Benefit Plans

Cape Bank 401(k) Plan. We maintain the Cape Bank 401(k) Plan, a tax-qualified defined contribution plan, for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. Salaried eligible employees can begin participation in the 401(k) Plan on the first day of the month that coincides with or next follows the date the employee completes three months of employment and attains age 21. In order for an employee to complete three months of employment, the employee must complete at least 250 hours of employment in a three consecutive month period. Participants become eligible to receive employer contributions on the first day of the month coincident with or next following the date the participant completes one year of employment and attains age 21. Participants may contribute up to 30% of their compensation to the 401(k) Plan on a pre-tax basis, subject to limitations imposed by the Internal Revenue Code. For 2007, the salary deferral contribution limit is $15,500; provided, however, that participants over age 50 may contribute an additional $5,000 to the 401(k) Plan. Participants are always 100% vested in their salary deferral contributions. In addition to salary deferral contributions, the 401(k) Plan provides that Cape Bank will make matching contributions to the accounts of plan participants in an amount equal to 100% of the participants’ contributions, up to 6% of their salary for the year. Cape Bank intends to amend the matching contribution formula, effective January 1, 2008, so that matching contributions will be equal to 100% of the participants’ contributions on up to 3% of participants’ salary contributed to the plan and 50% of the participants’ additional contributions on the next 2% of salary contributed by the participants, with a maximum potential matching contribution of 4%. Participants are 100% vested in the employer matching contributions credited to their accounts on or after January 1, 1999. A participant also becomes 100% vested in the participant’s employer contributions and earnings thereon credited to his or her account upon the participant’s death, disability or attainment of age 65 while employed with Cape Bank.

Participants have individual accounts under the 401(k) Plan and may direct the investment of their accounts among a variety of investment funds. In connection with the offering, the 401(k) Plan has added another investment alternative, the Cape Bancorp Stock Fund. The stock fund permits participants to invest their 401(k) Plan funds in Cape Bancorp common stock. An independent trustee will purchase the common stock in the offering on behalf of plan participants, to the extent that shares are available. Participants have the right to direct the trustee regarding the voting of shares purchased for their plan accounts.

Defined Benefit Plan. Cape Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multiple-employer defined benefit plan for the benefit of its employees. Employees of Cape Bank who are age 21 or older and who have completed 12 months of employment are eligible to participate in the plan, provided, however, the plan was amended to freeze participation to new employees commencing January 1, 2008. Employees who became eligible to participate prior to January 1, 2008, will continue to accrue a benefit under the plan. Participants become vested in their retirement benefit upon completion of 5 years of employment, provided that participants who have reached age 65 automatically become 100% vested, regardless of the number of completed years of employment. Payments of benefits under the plan are made in the form of a life annuity with 120 payments guaranteed unless one of the optional forms of distribution has been selected. Upon termination of employment at or after age 65, a participant will be entitled to an annual normal retirement benefit equal to 1.75% multiplied by the number of years of benefit service, multiplied by the participant’s average annual salary for the 5 highest paid consecutive years of benefit service. Participants who terminate employment prior to age 65 will be entitled to an early retirement benefit. The retirement benefit payable at age 65 is equal to the vested amount of the normal retirement benefit accrued at the participant’s termination date. Payments may commence as early as age 45, in which case the retirement benefit otherwise payable at age 65 is reduced by applying an early retirement factor based on the participant’s age when payments begin. Normal and early retirement benefits are payable over the longer of the lifetime of the retiree or 120 monthly installments. In the event a retiree dies before 120 monthly installments have been paid, the retiree’s beneficiary will be entitled to the value of such unpaid installments paid in a lump sum. The participant or beneficiary may elect to have benefits paid in any other form permitted by the plan, including various annuities or a lump sum payment. In the event a participant dies while in active service, his beneficiary will be entitled to a lump sum death benefit equal to 100 times the participant’s projected monthly benefit. The projected monthly benefit assumes continuation of service at current salary until age 65. If a participant dies after becoming eligible for early retirement, his beneficiary would receive the higher of (i) the active service death benefit or (ii) the retirement death benefit payable as if the participant had retired on the first day of the month in which he died.

Pension Benefits

The following table sets forth the actuarial present value of each executive’s accumulated benefit under our pension benefit plans, including in the case of Mr. Hornsby the pension plan portion of our Benefit Equalization Plan, along with the number of years of credited service. No payments were made under the plans in 2007.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Herbert L. Hornsby, Jr. President and Chief Executive Officer
	Qualified Pension Plan	33.5	840,000	—
	Non-Qualified Pension Plan	33.5	353,000	—

Robert J. Boyer, Executive Vice President and Chief Financial Officer	Qualified Pension Plan	26.3	413,000	—

Fred A. Houston, Senior Vice President and Corporate Secretary	Qualified Pension Plan	23.6	581,000	—

William H. Dembin Senior Vice President, Commercial Loans	Qualified Pension Plan	10.4	36,000	—

Kathryn M. Steiger Senior Vice President, Residential Loans	Qualified Pension Plan	31.8	262,000	—

Employee Stock Ownership Plan. In connection with the offering, Cape Bank has adopted an employee stock ownership plan for eligible salaried employees. Eligible salaried employees who have attained age 21 and are employed by us as of the closing date of the offering will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

We engaged a third-party trustee to purchase, on behalf of the employee stock ownership plan, 8% of the total number of shares of Cape Bancorp common stock issued in the offering, including shares issued in connection with the merger and shares contributed to The CapeBank Charitable Foundation. The employee stock ownership plan funded its stock purchase through a loan from Cape Bancorp equal to 100% of the aggregate purchase price of the common stock. The loan will be repaid principally through Cape Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 25-year term of the loan. The interest rate for the employee stock ownership plan loan is expected to be an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering. Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee will hold the shares purchased by the employee stock ownership plan in a loan suspense account, and shares will be released from the suspense account on a pro rata basis as Cape Bank repays the loan. The trustee will allocate the shares released among participants on the basis of a formula which considers each participant’s proportional share of compensation relative to all participants and also considers each participant’s years of service, relative to the years of service of all participants. Participants will vest in their employee stock ownership plan allocations over a 6-year period at the rate of 20% per year, commencing in the second year. Participants who were employed by Cape Bank immediately prior to the stock offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants in the employee stock ownership plan.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Cape Bank will record a compensation expense for a leveraged employee stock ownership plan at the fair market value of the shares as they are committed to be released from the suspense account to participants’ accounts under the employee stock ownership plan. The compensation expense resulting from the release of the Cape Bancorp common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in Cape Bancorp’s earnings.

Stock-Based Benefit Plans

We intend to adopt one or more stock-based benefit plans that will provide for grants of stock options and awards of shares of common stock. The number of options granted or shares awarded under such plans generally may not exceed 10% and 3%, respectively, of our outstanding shares (including shares sold in the offering and shares contributed to The CapeBank Charitable Foundation and issued in the merger), provided, however, if our tangible capital is 10% or more after the conversion, our shares awarded under the plan may be 4% of our outstanding shares. The amount of stock options and stock awards available for grant under stock-based benefit plans may be greater than these percentages, provided the stock-based benefit plans are adopted more than one year following the completion of the offering.

The stock-based benefit plans will comply with all applicable regulations of the Office of Thrift Supervision. The stock-based benefit plans cannot be established sooner than six months after completion of the offering and would require the approval of a majority of the total votes eligible to be cast by our stockholders if adopted less than one year after our offering. In addition, if adopted within the first year after our offering, our stock based benefit plan may permit accelerated vesting only due to death or disability of the award recipient or the occurrence of a change in control of Cape Bancorp.

Unless a waiver is obtained from the Office of Thrift Supervision, the following additional Office of Thrift Supervision restrictions apply to our stock-based benefit plans adopted within one year of the completion of the offering:

•	no individual may receive more than 25% of the options or stock awards authorized under any individual plan;

•	non-officer directors may not receive in the aggregate, more than 30% of the options and more than 30% of the stock awards authorized under any individual plan;

•	non-officer directors may not receive more than 5% of the options and more than 5% of the stock awards authorized under any individual plan; and

•	the options and stock awards may not vest more rapidly than 20% per year, beginning on the first anniversary of the date of shareholder approval of the plan.

These restrictions do not apply to plans adopted after one year following the completion of the offering.

We may obtain the shares needed for our stock-based benefit plans by issuing additional shares of common stock from authorized but unissued shares or through stock repurchases.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of Cape Bank during 2007.

Name	Fees Earned or Paid in Cash ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert F. Garrett, III	68,030	105,216	37,762	14,902	225,910
Frank J. Glaser	44,801	86,206	9,014	1,645	141,666
Louis H. Griesbach, Jr.	40,031	105,216	20,622	14,857	180,726
David C. Ingersoll, Jr.	42,257	105,216	17,106	20,441	185,020
Joanne D. Kay	44,483	97,414	8,527	648	151,072
Matthew J. Reynolds	45,755	91,174	4,074	0	141,003

(1)	Comprised of stipend, bonus, and committee fees, and Chairman’s fees in the case of Director Garrett.
(2)	Comprised of compensation earned pursuant to Cape Bank’s Phantom Restricted Stock Plan and Phantom Stock Option Plan.
(3)	Pursuant to the Directors’ Retirement Benefit Plan.
(4)	Comprised of medical benefits, reimbursement of certain annual conference expenses.

Stipend and Meeting Fees For Non-Employee Directors. Non-employee directors of Cape Bank are paid an annual stipend of $32,350 (payable bi-weekly) as well as $334 per committee meeting for their service on the Board of Directors. Directors do not receive any additional fees for their service on the board of directors of Cape Bancorp.

Corporate Governance/Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of Cape Bank for the fiscal year ended December 31, 2007 included Messrs. Reynolds, Glaser and Ms. Kay. No committee member serves or has served as an officer and/or employee of Cape Bank. No executive officer of Cape Bancorp or Cape Bank serves or has served as a member of the compensation committee of another entity, one of whose executive officers serves on the compensation committee or as a director of Cape Bancorp. No executive officer of Cape Bancorp or Cape Bank serves or has served as a director of another entity one of whose executive officers serves on the Compensation Committee of Cape Bancorp.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Persons and groups who beneficially own in excess of 5% of our shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership pursuant to the Securities Exchange Act of 1934. The following table sets forth, as of February 1, 2008, the shares of our common stock beneficially owned by each person known to us who was the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding
Sy Jacobs(2) 15th Avenue New York, New York 10003	1,019,489	7.7

(1)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)

Based on a Schedule 13G filed jointly on February 1, 2008 by Sy Jacobs, Jacobs Asset Management, LLC, a Delaware limited liability company, JAM Managers, L.L.C., a Delaware limited liability company and JAM Partners, LP, a Delaware limited partnership company, the 1,091,489 shares listed is presumed to include all of the shares jointly owned by these parties.

Security Ownership of Management

The table below sets forth, as of March 21, 2008, the shares of the Company’s common stock beneficially owned by directors and executive officers of the Company, including, and by directors and executive officers as a group. The business address for each director and executive officer is 225 North Main Street, Cape May Court House, New Jersey 08212.

Name of Beneficial Owner(1)	Positions Held in Cape Bancorp, Inc.	Shares of Common Stock Beneficially Owned (2)		Percent of Class
DIRECTORS

Louis H. Griesbach	Director	10,000	(4)	*
Herbert L. Hornsby, Jr.	President and Chief Executive Officer	59,000	(5)	*
Joanne D. Kay	Director	5,000		*
Agostino R. Fabietti (3)	Director	79,196	(6)	*
Robert F. Garrett, III	Chairman	25,000	(7)	*
Frank L. Glaser	Director	5,000	(8)	*
David C. Ingersoll	Director	35,000		*
Matthew J. Reynolds	Director	10,000		*
Michael D. Devlin (3)	Executive Vice President and Chief Operating Officer	138,058	(9)	1.0%
Thomas K. Ritter (3)	Director	248,207	(10)	1.9%

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Robert J. Boyer	Executive Vice President/Chief Financial Officer	49,929	(11)	*
Guy A. Deninger (3)	Executive Vice President/Chief Lending Officer	37,671		*
Fred A. Houston	Senior Vice President/Corporate Secretary	21,500	(12)	*
Kathryn M. Steiger	Senior Vice President, Residential Loans	20,596	(13)	*
William Dembin	Senior Vice President, Commercial Loans	17,769	(14)	*
Marie Haffner	Vice President, Deposit Operations	26,098	(15)	*
Jeff Ropiecki	Vice President	42,778	(16)	*
All directors and executive officers as a group (17 persons)		830,802		6.2%

*	Less than 1% of the 13,313,521 shares of the outstanding Cape Bancorp, Inc. common stock.
(1)	The mailing address for each person listed is 225 North Main Street, Cape May Court House, New Jersey 08210.
(2)	See definition of “beneficial ownership” in the table in “Voting Securities and Principal Holders Thereof.”
(3)

Cape Bancorp, Inc. completed its initial public stock offering and simultaneous acquisition of Boardwalk Bancorp, Inc. and Boardwalk Bank on January 31, 2008. As of that date, Messrs. Ritter, Devlin and Fabietti, board members of Boardwalk Bancorp, Inc. and Boardwalk Bank, were appointed to the Boards of Director of Cape Bancorp, Inc. and Cape Bank, respectively. Mr. Devlin was also appointed as Executive Vice President and Chief Operating Officer of Cape Bank, effective January 31, 2008. Guy A. Deninger, an officer of Boardwalk Bank, was appointed Executive Vice President and Chief Lending Officer of Cape Bank, effective January 31, 2008.

(4)	Includes 5,000 shares held by Mr. Griesbach’s spouse.
(5)	Includes 500 shares held by Mr. Hornsby’s son, 550 shares held by Mr. Hornsby’s daughter and 35,000 shares held by Mr. Hornsby in the Cape Bank 401(k) plan.
(6)	Includes 69,196 shares held by Mr. Fabietti’s spouse.
(7)	Includes 25,000 shares held by Mr. Garrett in an individual retirement account.
(8)	Includes 5,000 shares held by Mr. Glaser’s in an individual retirement account.
(9)	Includes 24,568 shares held by Mr. Devlin’s spouse and 26,507 shares held by Mr. Devlin in an individual retirement account.
(10)	Includes 161,000 shares held by Mr. Ritter’s spouse, 5,543 shares held by Mr. Ritter’s son, 5,543 shares held by Mr. Ritter’s daughter and 68,732 shares owned by a company controlled by Mr. Ritter.
(11)

Includes 14,000 shares held by Mr. Boyer’s spouse, 1,000 shares by Mr. Boyer’s son, 1,000 shares held by Mr. Boyer’s daughter, 1,000 shares held by Mr. Boyer’s step-son and 2,929 shares held by Mr. Boyer in a Cape Bank 401(k) plan.

(12)	Includes 500 shares each held by a custodian for Mr. Houston’s two grandsons and 500 shares held by a custodian for Mr. Houston’s granddaughter.
(13)	Includes 20,596 shares held by Ms. Steiger in an individual retirement account.
(14)	Includes 17,769 shares held by Mr. Dembin in the Cape Bank 401(k) plan. Mr. Dembin resigned from Cape Bank on March 7, 2008.
(15)	Includes 16,098 shares held by Ms. Haffner in the Cape Bank 401(k) plan.
(16)	Includes 7,900 shares held by Mr. Ropiecki in an individual retirement account, 14,024 shares held by Mr. Ropiecki’s spouse and 18,854 shares held by Mr. Ropiecki in the Cape Bank 401(k) plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

The board of directors affirmatively determines the independence of each director in accordance with Nasdaq Stock Market rules, which include all elements of independence set forth in the Nasdaq listing standards. Based on these standards, the board of directors has determined that each of the following directors is independent of Cape Bancorp, Inc.:

Agostino R. Fabietti	Thomas K. Ingersoll, Jr.
Robert F. Garrett	Joanne D. Kay
Frank J. Glaser	Matthew J. Reynolds
Louis H. Griesbach, Jr.	Thomas K. Ritter

In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, which are not required to be reported under “—Transactions with Directors and Management,” below.

Transactions with Directors and Management

Loans and Extensions of Credit. The aggregate amount of loans by Cape Bank to its executive officers and directors, and members of their immediate families, was $7.1 million at December 31, 2007. As of that date, these loans were performing according to their original terms. Cape Bank has a policy of offering a 100 basis point interest rate discount to its employees (including officers) for loans on their primary residence. No such discounted loans are offered by Cape Bank to its directors. The outstanding loans made to our directors and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Cape Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Set forth below is certain information for the loans made by Cape Bank to its named executive officers who were indebted to Cape Bank at any time since January 1, 2007, and participated in the above-referenced benefit program. This program is generally available to all other employees and does not give preference to any executive officer over any other employee. All of the loans are secured loans and all loans designated as residential loans are first mortgage loans or lines of credit secured by the borrower’s principal place of residence.

Name of Individual	Loan Type	Date Originated	Original Loan Amount ($)	Highest Balance During Fiscal 2007 ($)	Balance on December 31, 2007 ($)	Interest Rate On December 31, 2007
Herbert L. Hornsby, Jr.	Line of Credit	8/1/05	250,000	119,654	0	7.25%

Herbert L. Hornsby, Jr.	Residential	12/2/98	150,000	109,813	102,104	4.00%

Robert J. Boyer	Residential	3/7/03	310,000	248,501	230,315	3.50%

Robert J. Boyer	Line of Credit	3/10/03	100,000	94,919	0	7.00%

William H. Dembin	Residential	7/10/03	240,000	212,051	202,914	4.00%

Other Transactions. Robert F. Garrett, III and Joanne D. Kay, in addition to their duties as directors of Cape Bancorp and Cape Bank, are practicing attorneys who perform legal work directly for or on behalf of customers of Cape Bank. During the year ended December 31, 2007, Mr. Garrett and Ms. Kay received fees, either directly from Cape Bank, or from its customers, in the amounts of approximately $9,390 and $29,569, respectively. The Board of Directors authorizes the transactions each year, and the Compensation Committee of the Board of Directors reviews a summary of the services performed and the total fees paid for services on an annual basis. All transactions with Mr. Garrett and Ms. Kay are in the ordinary course of business, and the terms and fees are considered to be consistent with those prevailing at the time for comparable transactions with other persons.

Indemnification for Directors and Officers

Cape Bancorp’s bylaws provide that Cape Bancorp shall indemnify all officers, directors and employees of Cape Bancorp to the fullest extent permitted under Maryland law against all expenses and liabilities reasonably incurred by them in connection with or arising out of any action, suit or proceeding in which they may be involved by reason of their having been a director or officer of Cape Bancorp. Such indemnification may include the advancement of funds to pay for or reimburse reasonable expenses incurred by an indemnified party to the fullest extent permitted under Maryland law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of Cape Bancorp pursuant to its bylaws or otherwise, Cape Bancorp has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and therefore, is, unenforceable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Chizek and Company LLC during the years ended December 31, 2007 and 2006.

The aggregate fees included in the Audit Fees category were fees billed for the calendar years for the audit of our annual financial statements and the review of our quarterly financial statements. The aggregate fees included in each of the other categories were fees billed in the stated periods.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees	$91,667	$69,814
Audit-Related Fees	130,000	21,025
Tax Fees	15,538	14,382
All Other Fees	510	1,860

Audit Fees. Audit fees of $91,667 for the year ended December 31, 2007 and $69,814 for the year ended December 31, 2006 were for professional services rendered for the audits of our consolidated financial statements and the internal controls attestation required under Federal Deposit Insurance Corporation regulations.

Audit-Related Fees. Audit-related fees of $130,000 for the year ended December 31, 2007 for merger/conversion services related to filing of the bank’s prospectus, and $21,025 for the year ended December 31, 2006 for services related to creation of investment subsidiaries. Such fees for 2007 and 2006 were reasonably related to the performance of the audit of and review of the financial statements and are not already reported in “Audit Fees,” above.

Tax Fees. Tax fees of $15,538 for the year ended December 31, 2007 and $14,382 for the year ended December 31, 2006 were for services related to tax compliance and tax planning.

All Other Fees. Other fees totaled $510 for the year ended December 31, 2007 and $1,860 for the year ended December 31, 2006. Such fees were for noncompete tax opinion and recording of deferred tax assets.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax consulting services rendered, is compatible with maintaining the independence of Crowe Chizek and Company LLC. The Audit Committee concluded that performing such services does not affect the independence of Crowe Chizek and Company LLC in performing its function as our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All audit-related fees, tax fees and all other fees described above were approved either as part of our engagement of Crowe Chizek and Company LLC or pursuant to the pre-approval policy described above.

In order to ratify the selection of Crowe Chizek and Company LLC as the independent registered public accounting firm for the year ending December 31, 2008, the proposal must receive at least a majority of the votes represented at the annual meeting, without regard to broker non-votes, in favor of such ratification. The Audit Committee of the Board of Directors recommends a vote “FOR” the ratification of Crowe Chizek and Company LLC as the independent registered public accounting firm for the year ended December 31, 2008.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2007 and 2006

(C)	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

(D)	Consolidated Statements of Changes in Equity for the years ended December 31, 2007, 2006 and 2005

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of Cape Bancorp, Inc.*

3.2	Bylaws of Cape Bancorp, Inc.*

4	Form of Common Stock Certificate of Cape Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Existing Employment Agreement for Chief Executive Officer*

10.3	Existing Employment Agreement for Chief Financial Officer*

10.4	Proposed Employment Agreement for Chief Operating Officer*

10.5	Proposed Employment Agreement for Chief Lending Officer*

10.6	Form of Change in Control Agreement*

10.7	Change in Control Agreement for Wayne S. Hardenbrook*

10.8	Amended and Restated Phantom Incentive Stock Option Plan*

10.9	Amended and Restated Phantom Restricted Stock Plan*

10.10	Form of Director Retirement Plan*

10.11	Benefit Equalization Plan*

14	Code of Ethics

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: March 31, 2008	By:	/s/ Herbert L. Hornsby, Jr.
Herbert L. Hornsby, Jr.
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Herbert L. Hornsby, Jr.	Chief Executive Officer and President	March 31, 2008
Herbert L. Hornsby, Jr.	(Principal Executive Officer)

/s/ Robert J. Boyer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
Robert J. Boyer

/s/ Michael D. Devlin	Director	March 31, 2008
Michael D. Devlin

/s/ Agostino R. Fabietti	Director	March 31, 2008
Agostino R. Fabietti

/s/ Robert F. Garrett, III	Director	March 31, 2008
Robert F. Garrett, III

/s/ Frank J. Glaser	Director	March 31, 2008
Frank J. Glaser

/s/ Louis H. Griesbach, Jr.	Director	March 31, 2008
Louis H. Griesbach, Jr.

/s/ David C. Ingersoll, Jr.	Director	March 31, 2008
David C. Ingersoll, Jr.

/s/ Joanne D. Kay	Director	March 31, 2008
Joanne D. Kay

/s/ Matthew J. Reynolds	Director	March 31, 2008
Matthew J. Reynolds

/s/ Thomas K. Ritter	Director	March 31, 2008
Thomas K. Ritter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CAPE SAVINGS BANK AND SUBSIDIARIES

* * *

Separate financial statements for Cape Bancorp, Inc. have not been included because Cape Bancorp, Inc. has not engaged in any significant activities, has no significant assets, and has no contingent liabilities, revenue or expenses.

All financial statement schedules have been omitted as the required information either is not applicable or is included in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cape Savings Bank and Subsidiaries

Cape May Court House, New Jersey

We have audited the accompanying consolidated balance sheets of Cape Savings Bank and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cape Savings Bank and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC
Livingston, New Jersey
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cape Savings Bank and Subsidiaries

We have audited the accompanying consolidated statements of income, retained earnings and cash flows of Cape Savings Bank and Subsidiaries (the Bank) for the year ended December 31, 2005. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engagement to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cape Savings Bank and Subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
March 21, 2006

CAPE SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from financial institutions	$14,596,259	$13,690,233
Federal funds sold	1,035,000	3,802,000

Cash and cash equivalents	15,631,259	17,492,233

Interest-bearing deposits in other financial institutions	5,721,316	3,599,896
Investment securities available for sale, at fair value	62,128,246	62,484,123
Investment securities held to maturity (fair value of $45,426,922 in 2007, $38,377,255 in 2006)	45,140,329	38,730,969
Loans held for sale	350,000	766,000
Loans, net of allowance of $4,121,165 and $4,008,910	459,936,007	446,378,183
Accrued interest receivable	3,081,101	2,934,174
Premises and equipment, net	16,130,917	13,650,307
Federal Home Loan Bank (FHLB) stock, at cost	3,848,200	5,267,800
Bank owned life insurance (BOLI)	15,421,095	14,503,298
Deferred stock issuance and acquisition costs	1,915,452	—
Other assets	4,507,211	3,957,502

Total assets	$633,811,133	$609,764,485

LIABILITIES AND EQUITY
Liabilities
Deposits	$465,648,462	$435,829,396
Stock subscriptions	21,499,690	—
FHLB advances	65,000,000	99,000,000
Advances from borrowers for taxes and insurance	650,739	678,365
Accrued interest payable	400,737	432,024
Other liabilities	7,782,983	4,881,656

Total liabilities	560,982,611	540,821,441

Equity
Retained earnings	72,535,728	69,107,385
Accumulated other comprehensive income (loss)	292,794	(164,341)

Total equity	72,828,522	68,943,044

Total liabilities and equity	$633,811,133	$609,764,485

See accompanying notes to consolidated financial statements.

CAPE SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income
Interest on loans	$31,114,394	$29,237,530	$24,584,844
Interest and dividends on investments
Taxable	2,122,588	2,555,952	2,093,950
Tax-exempt	609,813	413,994	463,186
Interest on mortgage-backed securities	2,781,948	2,149,610	1,422,694

Total interest income	36,628,743	34,357,086	28,564,674

Interest expense
Interest on deposits	13,556,284	10,956,224	7,443,477
Interest on borrowings	3,589,578	3,918,919	2,247,838

Total interest expense	17,145,862	14,875,143	9,691,315

Net interest income	19,482,881	19,481,943	18,873,359

Provision for loan losses	357,380	312,000	192,996

Net interest income after provision for loan losses	19,125,501	19,169,943	18,680,363

Noninterest income
Service fees	2,449,026	2,306,173	2,000,738
Net gains on sales of loans	298,674	215,077	55,696
Net gains on sales of securities	—	778,850	—
Life insurance proceeds	—	—	256,467
Net income from BOLI	592,797	505,680	466,781
Net rental operations	348,183	343,213	333,942
Other	303,182	288,643	467,766

Total noninterest income	3,991,862	4,437,636	3,581,390

Noninterest expenses
Salaries and employee benefits	11,108,200	9,634,198	9,027,016
Occupancy and equipment	1,948,809	1,912,028	1,876,847
Federal insurance premiums	52,740	54,653	57,067
Data processing	932,550	954,686	904,048
Advertising	473,471	768,471	731,369
Other	3,874,031	3,054,675	2,921,128

Total noninterest expenses	18,389,801	16,378,711	15,517,475

Income before income tax expense	4,727,562	7,228,868	6,744,278

Income tax expense	1,299,219	2,227,476	2,320,179

Net income	$3,428,343	$5,001,392	$4,424,099

See accompanying notes to consolidated financial statements.

CAPE SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years ended December 31, 2007, 2006 and 2005

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	$59,681,894	$(256,811)	$59,425,083

Net income	4,424,099	—	4,424,099

Other comprehensive loss, net of reclassification adjustments and taxes	—	(368,359)	(368,359)

Total comprehensive income			4,055,740

Balance at December 31, 2005	64,105,993	(625,170)	63,480,823

Net income	5,001,392	—	5,001,392

Other comprehensive income, net of reclassification adjustments and taxes	—	460,829	460,829

Total comprehensive income			5,462,221

Balance at December 31, 2006	69,107,385	(164,341)	68,943,044

Net income	3,428,343	—	3,428,343
Other comprehensive income, net of reclassification adjustments and taxes	—	457,135	457,135

Total comprehensive income			3,885,478

Balance at December 31, 2007	$72,535,728	$292,794	$72,828,522

See accompanying notes to consolidated financial statements.

CAPE SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$3,428,343	$5,001,392	$4,424,099
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	357,380	312,000	192,996
Net gain on sale of loans	(298,674)	(215,077)	(55,696)
Net realized (gain) loss on sales or calls of securities	—	(778,850)	—
Earnings on BOLI	(592,797)	(505,680)	(466,781)
Net gain on BOLI policy redemption	—	—	(256,467)
Depreciation and amortization	881,085	1,027,237	1,283,650
Deferred income taxes	(1,241,022)	(238,507)	(65,859)
Changes in assets and liabilities that (used) provided cash
Loans held for sale	416,000	(766,000)	—
Accrued interest receivable	(146,927)	(574,785)	(5,438)
Other assets	436,888	(262,117)	(180,477)
Accrued interest payable	(31,287)	160,356	109,438
Other liabilities	2,901,327	683,987	727,914

Net cash provided by operating activities	6,110,316	3,843,956	5,707,379

Cash flows from investing activities
Proceeds from calls, maturities and principal repayments of investment securities, FHLB stock and mortgage-backed securities	53,051,676	36,368,691	23,471,026
Proceeds from sales of securities	—	5,049,000	—
Purchase of investment securities, FHLB stock and mortgage-backed securities	(56,999,086)	(46,384,574)	(7,605,142)
Decrease (increase) in interest-bearing deposits	(2,121,420)	(3,410,475)	256,367
Increase in loans, net	(13,616,530)	(36,442,720)	(47,345,873)
Purchase of property and equipment, net	(3,336,608)	(439,306)	(836,079)
Proceeds from redemption of BOLI policy	—	—	1,191,316
Purchase of BOLI policy	(325,000)	—	(1,250,000)

Net cash used in investing activities	(23,346,968)	(45,259,384)	(32,118,385)

Cash flows from financing activities
Deferred stock issuance and acquisition costs	(1,915,452)	—	—
Net increase in deposits	29,819,066	3,444,630	12,166,960
Proceeds from stock subscriptions	21,499,690	—	—
Increase (decrease) in advances from borrowers for taxes and insurance	(27,626)	18,954	(45,506)
FHLB borrowings	45,000,000	31,000,000	25,500,000
FHLB payments	(79,000,000)	(5,529,577)	(467,314)

Net cash provided by financing activities	15,375,678	28,934,007	37,154,140

Net increase (decrease) in cash and cash equivalents	(1,860,974)	(12,481,421)	10,743,134

Cash and cash equivalents at beginning of period	17,492,233	29,973,654	19,230,520

Cash and cash equivalents at end of period	$15,631,259	$17,492,233	$29,973,654

Supplemental disclosure of cash flow information:
Cash paid during period for
Income taxes, net of refunds	$1,417,682	$2,402,632	$2,565,318
Interest	$17,177,149	$14,714,786	$9,581,877

See accompanying notes to consolidated financial statements.

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION

Cape Savings Bank (the “Bank”) is a New Jersey Chartered Mutual Savings Bank. The Bank provides a complete line of business and personal banking products through its thirteen branch offices located throughout Atlantic and Cape May counties in southern New Jersey.

The Bank competes with other banking and financial institutions in its primary market areas. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time certificates of deposit and all types of loans. Such institutions, as well as consumer financial and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

During 2006, two subsidiaries of the Bank were formed. On June 1, 2006, Cape New Jersey Investment Company, a wholly-owned subsidiary of the Bank, was formed as an investment holding company. On July 1, 2006, Cape Delaware Investment Company, a wholly-owned subsidiary of Cape New Jersey Investment Company, was formed for the sole purpose of holding the investment portfolio of Cape New Jersey Investment Company.

The Bank is subject to regulations of certain state and federal agencies, and accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry.

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries, Cape New Jersey Investment Company, Cape Delaware Investment Company, Cape May County Savings Service Corporation and CASABA Real Estate Holding Corporation. Cape May County Savings Service Corporation and CASABA Real Estate Holding Corporation are presently inactive. Intercompany transactions and balances are eliminated in consolidation.

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which are also encompassed in the analysis, may vary from estimated losses.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities: The Bank classifies investment securities as either held to maturity or available for sale. Investment securities held to maturity are carried at cost adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method. Premium or discount on investment securities is recognized as an adjustment of yield by use of the interest method over the life of the investment security.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans and Allowance for Loan Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A commercial loan is generally classified as nonaccrual when the loan is 90 days or more delinquent. Consumer and residential loans are classified as nonaccrual when the loan is 90 days or more delinquent with a loan to value ratio greater than 70 percent. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable, incurred loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Serviced for Others: Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded as payments are received and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. A mortgage servicing asset of approximately $44,000 and $64,000 as of December 31, 2007 and 2006, respectively, has been recorded relating to the servicing of loans for others and is included in other assets in the consolidated balance sheets.

Bank Owned Life Insurance (BOLI): The Bank has an investment in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies and the amount recorded is the cash surrender value, which is the amount realizable.

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Premises and Equipment: Premises and equipment are carried at cost less accumulated depreciation and include expenditures for new facilities, major betterment and renewals. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets.

Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale. The Bank had no impaired long-lived assets at December 31, 2007 or 2006.

Real Estate Owned: Real estate properties acquired through loan foreclosures are recorded at estimated fair value less cost to sell at the time of foreclosure with any writedown charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Further declines in real estate values may result in increased foreclosed real estate expense in the future. Routine holding costs are charged to expense as incurred and improvements to real estate owned that enhance the value of the real estate are capitalized.

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gains on sale of real estate are recognized upon disposition of the property to the extent allowable based upon certain down payment and other requirements. Losses are charged to operations as incurred. For the years ended December 31, 2007, 2006 and 2005, the Bank had no sales of real estate.

Phantom Stock Plans: The Bank has a phantom restricted stock plan and a phantom stock option plan that were adopted in 2000, at which time phantom shares were granted to directors and executive officers. The plan allows for cash settlement at the earlier of normal retirement or at separation from service. A liability is recorded for the fair value of the cash settlement at each reporting period. The fair value is calculated based on the difference between the initial price per share (established at $10) on the date of adoption and the current price per share at the reporting date. The price per share calculation is based on the annual growth rate of equity, as defined, and an adjustment factor based on a capital to assets ratio, as defined. The annual growth rate is capped at 12% and can not be negative in accordance with the terms of the plan. Compensation expense is recorded to reflect the increase in the liability during each reporting period.

Director Retirement Plan: The Bank entered into Director Retirement Agreements with each of the Directors during 2000. The agreements provide for retirement benefits equal to 2.5% times the number of years of service (not to exceed 50%), times the highest average of fees earned in any five consecutive years of service. The benefits will be paid for ten years or the director’s lifetime, whichever is greater, and will commence upon retirement on or after the normal retirement age of 72. A liability is recorded based on an actuarial calculation utilizing underlying data as to years of service and average high five years fees and including assumptions regarding expected mortality and discount rate. Compensation expense is recorded to reflect the increase in the liability.

Income Taxes: Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, deferred compensation, deferred loan fees and accumulated depreciation. The Bank recognizes interest and/or penalties related to income tax matters in income tax expense.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 on January 1, 2007 had no impact on the Bank’s consolidated financial statements.

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Advertising Costs: The Bank expenses advertising costs as incurred.

Comprehensive Income: Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. The income tax effects allocated to comprehensive income (loss) is as follows:

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
December 31, 2007
Unrealized gains on securities
Unrealized holding gains arising during period	$711,560	$(254,425)	$457,135
Reclassification adjustment for losses realized in net income	—	—	—

Other comprehensive income, net	$711,560	$(254,425)	$457,135

December 31, 2006
Unrealized losses on securities
Unrealized holding gains arising during period	$917,605	$(404,043)	$513,562
Reclassification adjustment for losses realized in net income	(94,165)	41,432	(52,733)

Other comprehensive income, net	$823,440	$(362,611)	$460,829

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
December 31, 2005
Unrealized losses on securities
Unrealized holding losses arising during period	$(614,900)	$246,541	$(368,359)
Reclassification adjustment for losses realized in net income	—	—	—

Other comprehensive loss, net	$(614,900)	$246,541	$(368,359)

Retirement Plan: The Bank participates in a multi-employer defined benefit plan covering substantially all employees. The Bank accrues pension costs as incurred.

Reclassifications: Certain 2005 and 2006 amounts have been reclassified to conform to the 2007 presentation.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Bank on January 1, 2008. The Bank did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

NOTE 3—INVESTMENT SECURITIES

The unamortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale and held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Investment securities held to maturity
Municipal bonds	$19,658,615	$167,519	$(40,411)	$19,785,723
U.S. Government and agency obligations	1,000,000	313	—	1,000,313
Mortgage-backed securities
GNMA pass-through certificates	29,956	1,286	—	31,242
FHLMC pass-through certificates	3,779,693	33,019	(1,725)	3,810,987
FNMA pass-through certificates	11,063,276	149,632	(74,829)	11,138,079
Collateralized mortgage obligations	9,608,789	116,379	(64,590)	9,660,578

	$45,140,329	$468,148	$(181,555)	$45,426,922

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$15,992,346	$221,848	$(3,438)	$16,210,756
Corporate bonds	6,913,994	10,355	(16,302)	6,908,047

Total debt securities	22,906,340	232,203	(19,740)	23,118,803
Equity securities
FHLMC stock	246,875	—	(74,875)	172,000

Total equity securities	246,875	—	(74,875)	172,000

Mortgage-backed securities
GNMA pass-through certificates	1,082,677	9,554	(654)	1,091,577
FHLMC pass-through certificates	17,472,807	155,742	(16,224)	17,612,325
FNMA pass-through certificates	19,948,919	230,237	(45,615)	20,133,541

Total mortgage-backed securities	38,504,403	395,533	(62,493)	38,837,443

	$61,657,618	$627,736	$(157,108)	$62,128,246

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 3—INVESTMENT SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Investment securities held to maturity
Municipal bonds	$13,935,577	$31,354	$(127,660)	$13,839,271
U.S. Government and agency obligations	1,000,000	—	(24,062)	975,938
Mortgage-backed securities
GNMA pass-through certificates	76,357	1,023	(119)	77,261
FHLMC pass-through certificates	3,997,590	6,900	(22,144)	3,982,346
FNMA pass-through certificates	13,084,195	76,962	(233,673)	12,927,484
Collateralized mortgage obligations	6,637,250	28,317	(90,612)	6,574,955

	$38,730,969	$144,556	$(498,270)	$38,377,255

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$24,997,252	$5,619	$(208,652)	$24,794,219
Corporate bonds	8,270,066	2,200	(27,914)	8,244,352

Total debt securities	33,267,318	7,819	(236,566)	33,038,571
Equity securities
FHLMC stock	246,875	—	(22,375)	224,500

Total equity securities	246,875	—	(22,375)	224,500

Mortgage-backed securities
GNMA pass-through certificates	1,428,746	3,850	(9,165)	1,423,431
FHLMC pass-through certificates	10,931,229	44,423	(68,061)	10,907,591
FNMA pass-through certificates	16,850,888	95,592	(56,450)	16,890,030

Total mortgage-backed securities	29,210,863	143,865	(133,676)	29,221,052

	$62,725,056	$151,684	$(392,617)	$62,484,123

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2007:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$—	$—	$1,996,563	$(3,438)	$1,996,563	$(3,438)
Corporate and municipal bonds	2,909,906	(16,302)	4,812,553	(40,411)	7,722,459	(56,713)
Equity securities	—	—	172,000	(74,875)	172,000	(74,875)
Mortgage-backed securities	9,495,612	(50,739)	9,157,962	(152,898)	18,653,574	(203,637)

Total temporarily impaired investment securities	$12,405,518	$(67,041)	$16,139,078	$(271,622)	$28,544,596	$(338,663)

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 3—INVESTMENT SECURITIES (Continued)

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$3,991,875	$(7,965)	$19,025,234	$(224,749)	$23,017,109	$(232,714)
Corporate and municipal bonds	4,085,261	(12,962)	10,410,700	(142,612)	14,495,961	(155,574)
Equity securities	—	—	224,500	(22,375)	224,500	(22,375)
Mortgage-backed securities	12,942,925	(80,445)	16,374,658	(399,779)	29,317,583	(480,224)

Total temporarily impaired investment securities	$21,020,061	$(101,372)	$46,035,092	$(789,515)	$67,055,153	$(890,887)

The investment securities listed above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank evaluated these securities and determined that the decline in value is related to fluctuations in the interest rate environment and not related to any company or industry specific event. The majority of the holdings are backed by the U.S. Government or U.S.-sponsored agencies and full payment is expected at maturity. The Bank has the intent and ability to hold these investments until maturity or market price recovery. The Bank anticipates full recovery of amortized costs with respect to these securities. Management has determined that there are no securities that are other than temporarily impaired as of December 31, 2007 and 2006. Unrealized losses on equity securities have not been recognized into income because the issuer is an agency of the federal government, the losses recently deteriorated during the fourth quarter, credit rating of the securities have remained unchanged, and the issuer continues to pay a dividend.

The amortized cost and fair value of debt securities and mortgage-backed securities held to maturity and available for sale at December 31, 2007, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 3—INVESTMENT SECURITIES (Continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2007
Due in one year or less	$6,987,694	$6,995,016	$982,076	$984,330
Due after one year through five years	13,421,357	13,530,818	15,738,156	15,891,372
Due after five years through ten years	2,789,809	2,887,753	16,774,355	16,959,352
Due after ten years	38,211,883	38,542,659	11,645,742	11,591,868
Equity securities	246,875	172,000	—	—

	$61,657,618	$62,128,246	$45,140,329	$45,426,922

There were no sales of investment securities for the year ended December 31, 2007. Proceeds on sales of investment securities for the year ended December 31, 2006, were $5,049,000 resulting in gross gains of $873,000 and gross losses of $94,000. There were no sales of investment securities for the year ended December 31, 2005. Investment securities pledged as collateral were $581,000 and $316,000 as of December 31, 2007 and 2006, respectively, pledged to secure public deposits.

NOTE 4—LOANS RECEIVABLE

Loans receivable consist of the following:

	2007	2006
Commercial mortgage	$199,776,576	$183,090,708
Residential mortgage	175,809,390	183,691,836
Construction	38,554,301	38,669,568
Home equity loans and lines of credit	37,307,791	36,998,331
Commercial business loans	12,018,159	7,773,032
Other consumer loans	1,256,729	918,800

Total loans	464,722,946	451,142,275
Less
Allowance for loan losses	(4,121,165)	(4,008,910)
Deferred loan fees	(665,774)	(755,182)

Loans receivable, net	$459,936,007	$446,378,183

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 4—LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses is as follows:

	2007	2006	2005
Balance at beginning of year	$4,008,910	$3,791,858	$3,602,664
Provision charged to operations	357,380	312,000	192,996
Reserve on loan commitments re-classified as other liabilities	(55,588)	—	—
Charge-offs	(232,389)	(128,067)	(3,802)
Recoveries	42,852	33,119	—

Balance at end of period	$4,121,165	$4,008,910	$3,791,858

Individually impaired loans were as follows:

2007
Year-end loans with no allocated allowance for loan losses	$633,000
Year-end loans with allocated allowance for loan losses	$3,319,000

Total	$3,952,000

Amount of the allowance for loan losses allocated	$778,000

2007
Average of individually impaired loans during year	$3,508,000
Interest income recognized during impairment	21,000
Cash-basis interest income recognized	21,000

During the year and as of December 31, 2006, there were no impaired loans. As of December 31, 2007 and 2006, nonaccrual loans had a principal balance of approximately $3,952,000 and $3,586,000, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $55,000 and $225,000 at December 31, 2007 and 2006, respectively. The amount of interest income that would have been earned on nonaccrual loans was $417,000 and $95,000 for the years ended December 31, 2007 and 2006, respectively.

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 4—LOANS RECEIVABLE (Continued)

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2007	2006
Mortgage loan portfolios serviced for FNMA	$7,464,000	$8,659,000

Custodial escrow balances maintained in connection with serviced loans were $47,000 and $56,000 at December 31, 2007 and 2006.

The Bank has a policy of offering a 100 basis point interest rate discount to its employees (including officers) for loans on their primary residence. This discount is not available to outside directors. Loans to principal officers, directors, and their affiliates were as follows:

	2007	2006
Beginning balance	$6,894,000	$1,647,000
New loans	1,158,000	1,487,000
Effect of changes in composition of related parties	—	4,698,000
Repayments	(1,323,000)	(938,000)

Ending balance	$6,729,000	$6,894,000

NOTE 5 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable by type was as follows:

	2007	2006
Loans	$2,222,105	$2,157,344
Investment securities	858,996	776,830

	$3,081,101	$2,934,174

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment, summarized by major classification, are as follows:

	Estimated Useful Lives	2007	2006
Land, buildings and improvements	35 - 40 years	$20,752,406	$18,041,065
Furniture and equipment	3 - 7 years	5,408,223	4,609,815
Construction-in-progress	—	24,542	385,518

Total		26,185,171	23,036,398
Accumulated depreciation		(10,054,254)	(9,386,091)

Net office properties and equipment		$16,130,917	$13,650,307

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $856,000, $868,000, and $885,000, respectively.

NOTE 7—DEPOSITS

Deposits are as follows:

	2007	2006
Savings accounts	$79,554,349	$78,788,317
NOW accounts and Money Market funds	169,576,000	144,495,618
Non-interest bearing checking	40,859,651	44,190,507
Certificates of deposit of less than $ 100,000	131,958,468	129,678,901
Certificates of deposit of $100,000 or more	43,699,994	38,676,053

	$465,648,462	$435,829,396

Generally, deposits in excess of $100,000 are not federally insured.

Interest expense by deposit type was as follows:

	2007	2006	2005
Savings	$1,290,331	$1,272,490	$1,173,316
NOW accounts and Money Market funds	4,237,078	3,091,582	1,566,613
Certificates of deposit	8,028,875	6,592,152	4,703,548

	$13,556,284	$10,956,224	$7,443,477

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 7—DEPOSITS (Continued)

While frequently renewed at maturity rather than paid out, certificates of deposit were scheduled to mature contractually within the following periods:

2008	$123,202,705
2009	29,750,120
2010	9,450,195
2011	6,917,997
2012	6,337,445
Thereafter	—

$175,658,462

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $2,438,000 and $1,505,000 at December 31, 2007 and 2006, respectively.

NOTE 8—FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES AND CREDIT LINES

At December 31, 2007, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties. Interest rates ranged from 2.73% to 5.31% at December 31, 2007, and from 2.50% to 5.41% at December 31, 2006.

Outstanding long-term borrowings mature as follows:

	2007	2006
2007	$—	$79,000,000
2008	25,000,000	10,000,000
2009	5,000,000	5,000,000
2010	15,000,000	5,000,000
2011	10,000,000	—
2012	10,000,000	—
Thereafter	—	—

Principal due	$65,000,000	$99,000,000

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 8—FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES AND CREDIT LINES (Continued)

At December 31, 2007 and 2006, the Bank had qualified 1 to 4 family loans of approximately $169,740,000 and $177,698,000, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.

NOTE 9—INCOME TAXES

Income tax expense is comprised of the following:

	2007	2006	2005
Federal
Current	$2,369,481	$2,045,470	$1,741,074
Deferred (benefit)	(958,397)	(185,846)	(51,854)

	1,411,084	1,859,624	1,689,220
State
Current	170,760	420,513	644,964
Deferred (benefit)	(282,625)	(52,661)	(14,005)

	(111,865)	367,852	630,959

	$1,299,219	$2,227,476	$2,320,179

The provision (benefit) for income taxes differs from that computed at the statutory corporate tax rate as follows:

	2007	2006	2005
Tax statutory rate	34.00%	34.00%	34.00%
Adjustments resulting from State provision, net of federal income tax benefit	(1.56)	3.36	6.17
Tax-exempt income	(11.33)	(5.22)	(6.11)
Income on bank-owned life insurance	(12.54)	(7.00)	(10.72)
Other	18.91	5.67	11.06

Tax rate per consolidated statements of income	27.48%	30.81%	34.40%

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 9—INCOME TAXES (Continued)

The deferred tax asset recorded by the Bank consisted of the following temporary differences:

	2007	2006
Deferred tax assets
Allowance for loan losses	$1,678,119	$1,610,684
Deferred compensation	2,423,810	1,470,925
Unrealized holding losses on investment securities available for sale	—	76,593
Other	263,626	80,626

	4,365,555	3,238,828

Deferred tax liabilities
Depreciation	$(235,840)	$(328,607)
Deferred loan fees	(512,905)	(502,386)
Pension	(238,161)	(267,873)
Unrealized holding gains on investment securities available for sale	(177,834)	—
Other	(17,850)	—

	(1,182,590)	(1,098,866)

Net deferred tax asset	$3,182,965	$2,139,962

Pursuant to SFAS No. 109, the Bank is not required to provide deferred taxes on its tax loan loss reserve as of the base year. The amount of this reserve on which no deferred taxes have been provided is $7,878,000 for 2007 and 2006. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if any portion of this tax reserve is subsequently used for purposes other than to absorb loan losses. The related amount of deferred tax liability is approximately $3,146,000 for 2007 and 2006.

The Bank is subject to U.S. federal income tax as well as New Jersey State income taxes. The Bank is not subject to examination by taxing authorities for years before 2004.

The Bank did not have any amounts accrued for interest and penalties due taxing authorities at December 31, 2007.

NOTE 10—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 10—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (Continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

At December 31, 2007 and 2006, the Bank had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.

The Bank amortizes the fees collected over the life of the instrument. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank’s potential liability would be reduced by proceeds obtained in liquidation of the collateral held.

The Bank had the following off-balance-sheet financial instruments whose contract amounts represent credit risk:

	December 31, 2007		December 31, 2006
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$5,268,560	$12,011,950	$2,696,900	$7,495,015
Unused lines of credit	—	37,012,916	—	37,709,427
Construction loans in process	—	12,473,327	—	17,878,411
Standby letters of credit	—	4,774,207	—	4,359,693

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.875% to 8.25% and maturities ranging from seven years to thirty years.

(Continued)

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 10—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (Continued)

The Bank provides loans primarily in Atlantic and Cape May counties, New Jersey, to borrowers that share similar attributes. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these portions of New Jersey.

NOTE 11—BENEFIT PLANS

The Bank participates in a multi-employer defined benefit plan. Contributions to this plan by the Bank during the years ended December 31, 2007, 2006 and 2005 were $1,051,000, $1,145,000, and $1,149,000, respectively. Total compensation expense recorded under this plan during the years ended December 31, 2007, 2006 and 2005, was approximately $1,177,000, $1,241,000, and $1,162,000, respectively. During 2007, the plan was amended to freeze participation to new employees effective January 1, 2008. Employees who became eligible to participate prior to January 1, 2008 will continue to accrue a benefit under the plan.

The Bank maintains a 401(k) plan for employees, a tax-qualified defined contribution plan, for all salaried employees of the Bank who have satisfied the 401 (k) Plan’s eligibility requirements. The Bank made matching contributions to the accounts of plan participants in an amount equal to 100% of the participants’ contributions, up to 6% of their salary. The Bank charged approximately $312,000, $289,000, and $274,000 to employer contributions for the 401(k) plan for the years ended December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2008, the Bank has amended the matching contribution formula so that matching contributions will be equal to 100% of the participants’ contributions up to 3% of the participants’ salary contributed to the plan and 50% of the participants’ contributions on the next 2% of salary contributed, with a maximum potential matching contribution of 4%.

The Bank also has a phantom restricted stock plan, phantom stock option plan and a director retirement plan for the benefit of senior management and directors. The phantom restricted stock and phantom stock option plans provide a cash benefit based on the increase in value of the awards, as defined, during a period of 10 years. Individuals are paid out over a 15 year period commencing at the normal benefit date or retirement date, as defined. In the case of the phantom restricted stock plan, payment of benefits can be deferred at the election of the participants in the plan. The director retirement plan calls for payment of a normal retirement benefit to directors based upon the years of service and associated fees. Directors are paid out over the greater of a 10 year period or director’s lifetime, commencing upon termination of service to the Bank. There are both active and retired participants in the plans. Expense for these plans related to both active and retired participants totaled $2,385,000, $644,000, and $655,000 for the years ended December 31, 2007, 2006 and 2005. The total compensation liability

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 11—BENEFIT PLANS (Continued)

for these plans was $4,971,000 and $3,403,000 at December 31, 2007 and 2006. Included in the liability amounts are $4,596,000 and $2,832,000 at December 31, 2007 and 2006, related to the phantom restricted stock and phantom stock option plans.

During 2007, the phantom restricted stock plan and the phantom incentive stock option plan were amended to permit executives or current directors to make an election on or before October 31, 2007, to receive the amounts credited to his or her phantom restricted stock account, payable in a lump sum on the first business day in January 2008. The amount distributed to such person is determined by multiplying the number of phantom restricted stock or option awards in such person’s account by $30.41, which is expected to be the value of the phantom restricted stock and incentive stock options on October 31, 2010, the end of the measurement period. All executives and directors have made this election during October 2007. The New Jersey Department of Banking and Insurance approved the amendments to the plan on October 30, 2007. As a result, the Bank incurred additional compensation expense during the fourth quarter of 2007 of approximately $1.8 million in relation to these plan amendments. The liability of $4,596,000 was paid out on January 4, 2008.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts (in thousands).

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$15,631	$15,631	$17,492	$17,492
Interest bearing deposits in other banks	5,721	5,721	3,600	3,600
Investment securities	107,269	107,555	101,215	100,861
Loans held for sale	350	350	766	766
Loans receivable	459,936	460,993	446,378	440,965
FHLB stock	3,848	3,848	5,268	5,268
Accrued interest receivable	3,081	3,081	2,934	2,934

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities
Savings deposits	$79,554	$79,554	$78,788	$78,788
NOW, checking and MMDA deposits	210,436	210,436	188,686	188,686
Certificates of deposit	175,658	176,497	168,355	168,047
FHLB borrowings	65,000	65,265	99,000	98,020
Accrued interest payable	401	401	432	432

The carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, FHLB stock, and accrued interest receivable and payable.

Investment securities – For investment securities, fair values are based on quoted market prices.

Loans – The fair value of loans held for sale is based on market quotes. The fair value of loans is estimated based on present values of expected future cash flows using approximate current interest rates applicable to each category of such financial instruments. The carrying value and fair value of loans include the allowance for loan losses.

Deposits – The fair value of savings deposits with no stated maturity, such as money market deposit accounts, checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.

Federal Home Loan Bank of New York advances – The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Federal Home Loan Bank of New York for borrowings of similar maturity and terms.

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases: Lessor – the Bank leases a portion of one of its buildings to various lessees under noncancelable operating leases with the following minimum future rentals due:

Due in less than 12 months	$256,000
Due in 1 to 2 years	172,000

$428,000

Lessees are also responsible for their proportionate share of common area maintenance expenses. These leases convert to a month-to-month tenancy agreement after completion of the original lease term.

Lessee – The Bank leased a branch facility, which was leased on a month-to-month lease since the expiration of the lease agreement on September 30, 2006. In May of 2007, the Bank purchased the branch facility based on satisfactory outcome of various environmental tests. A subsidiary, Cape Delaware Investment Company, whose office is in the state of Delaware, leases its office space under a cancelable lease agreement. Rent expense for the years ended December 31, 2007, 2006 and 2005, approximated $26,000, $51,000, and $44,000, respectively.

General: From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 14—REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table (amounts in thousands):

	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2007
Total risk based capital (to risk-weighted assets)	$73,471	17.33%	$33,919	>	8.00%	$42,399	>	10.00%
Tier I capital (to risk-weighted assets)	69,295	16.34	16,959	>	4.00	25,439	>	6.00
Tier I leverage capital (to average assets)	69,295	11.11	24,938	>	4.00	31,173	>	5.00

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 14—REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2006
Total risk based capital (to risk-weighted assets)	$70,555	17.59%	$32,096	>	8.00%	$40,120	>	10.00%
Tier I capital (to risk-weighted assets)	66,546	16.59	16,048	>	4.00	24,072	>	6.00
Tier I leverage capital (to average assets)	66,546	11.00	24,188	>	4.00	30,478	>	5.00

The Bank’s management believes that under the current and proposed regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings, and consequently, the ability of the Bank to meet its future capital requirements.

Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with accounting principles general accepted in the United States (GAAP), as follows (in thousands):

	2007	2006
Total capital, computed in accordance with GAAP	$72,829	$68,943
Accumulated other comprehensive (gain)/loss	(368)	142
Intangible assets	(4)	(6)
Deferred tax assets excluded	(3,162)	(2,533)

Tier I (tangible) capital	69,295	66,546
Allowance for loan losses	4,176	4,009

Total capital	$73,471	$70,555

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

Cape Bancorp, Inc. completed a stock offering on January 31, 2008 in connection with a mutual-to-stock conversion of Cape Savings Bank. Cape Bancorp, Inc. simultaneously acquired 100% of the outstanding shares of Boardwalk Bancorp, parent of Boardwalk Bank of Linwood, NJ which had total assets of $450.4 million on that date. Cape Savings Bank changed its name to Cape Bank. Operating results of Boardwalk Bancorp will be included in the consolidated financial statements after the date of the acquisition. As a result of this acquisition, the Company expects to further solidify its market share in the south Jersey market, expand its customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers, including expansion of services to commercial loan customers.

Shares of Cape Bancorp began trading on the NASDAQ Global Select Market on February 1, 2008 under the symbol CBNJ.

A total of 7,820,000 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $72.3 million net of offering costs of $5.9 million. The Company loaned $10.6 million to the Bank’s employee stock ownership plan (ESOP) and the ESOP used those funds to acquire 683,132 shares in the offering at $10 per share and 381,414 shares in the open market at an average price of $10.02 per share. The Company also used approximately $49.5 million of the offering proceeds to acquire Boardwalk Bancorp.

Under the terms of the merger agreement, the shareholders of Boardwalk Bancorp received total merger consideration of approximately $99 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. Based on the total elections made by Boardwalk shareholders, Boardwalk shareholders who properly elected to receive the company’s common stock received 2.3 Cape Bancorp shares for each share of Boardwalk common stock, and Boardwalk shareholders who properly elected to receive cash received $23 in cash for each share of Boardwalk common stock. The value of the 4,946,121 common shares issued was determined based on the average market price of the Company’s stock over the 2 day period before and after the terms of the acquisition were agreed to and announced. The purchase price resulted in approximately $50.7 million in goodwill, and $1.1 million in core deposit and customer relationship intangible, none of which are deductible for tax purposes. The intangible asset(s) will be amortized over 7-10 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment.

Boardwalk shareholders holding approximately 350,000 shares that did not make proper elections or did not participate in the election received a combination of 0.347775 shares of the company’s common stock and $19.5245 in cash for each share of Boardwalk common stock. The company paid cash in lieu of fractional shares at a rate of $10 per share.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of intangible assets; thus, the purchase price allocation is subject to refinement.

CAPE SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

Securities available for sale	$99,492
Loans	315,063
Goodwill	50,724
Core deposit and other intangibles	1,050
Other assets	34,596

Total assets acquired	500,925
Deposits	(320,520)
Borrowings	(82,729)
Other liabilities	(848)

Total liabilities assumed	(404,097)

Net assets acquired	$96,828

As a result of the transactions, the Company has 13,313,521 issued and outstanding shares immediately following the closing and stock issuance.

The Company had stock subscriptions received totaling $21.5 million at December 31, 2007 pending completion of the conversion and stock offering. At the time of closing these subscriptions became capital of the Company. The Company also had $1.9 million of deferred merger and stock offering costs that had been paid and were capitalized and included in other assets at December 31, 2007. These costs were netted against the offering proceeds upon completion of the offering on January 31, 2008.

(Continued)