Form 10-Q
period 2008-03-31
Cape Bancorp, Inc.
filed 2008-05-15
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 5, 2008 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

CAPE BANCORP, INC. AND CAPE BANK

Item 1.	Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and December 31, 2007

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from financial institutions	$21,393,023	$14,596,259
Federal funds sold	2,553,000	1,035,000

Cash and cash equivalents	23,946,023	15,631,259

Interest-bearing deposits in other financial institutions	10,295,114	5,721,316
Investment securities available for sale, at fair value	154,949,821	62,128,246
Investment securities held to maturity (fair value of $45,762,437 at March 31, 2008 and $45,426,922 at December 31, 2007)	44,866,560	45,140,329
Loans held for sale	—	350,000
Loans, net of allowance of $8,175,158 and $4,121,165	789,957,444	459,936,007
Accrued interest receivable	5,520,999	3,081,101
Premises and equipment, net	29,612,841	16,130,917
Federal Home Loan Bank (FHLB) stock, at cost	9,115,400	3,848,200
Bank owned life insurance (BOLI)	25,669,051	15,421,095
Deferred stock issuance and acquisition costs	—	1,915,452
Goodwill	54,228,600	—
Intangible assets	1,042,377	44,426
Other assets	11,737,719	4,462,785

Total assets	$1,160,941,950	$633,811,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$788,890,962	$465,648,462
Stock subscriptions	—	21,499,690
FHLB advances	180,304,453	65,000,000
Advances from borrowers for taxes and insurance	685,184	650,739
Accrued interest payable	957,542	400,737
Other liabilities	3,739,867	7,782,983

Total liabilities	974,578,008	560,982,611

Stockholders’ Equity
Common Stock	133,135	—
Additional paid-in-capital	126,841,082	—
Unearned ESOP shares	(10,580,803)	—
Accumulated other comprehensive( loss)gain	(318,876)	292,794
Retained Earnings	70,289,404	72,535,728

Total Stockholders’ Equity	186,363,942	72,828,522

Total liabilities and stockholders’ equity	$1,160,941,950	$633,811,133

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND CAPE BANK

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2008 and March 31, 2007

(unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income
Interest on loans	$11,048,338	$7,666,695
Interest and dividends on investments
Taxable	1,234,288	531,213
Tax-exempt	268,224	131,686
Interest on mortgage-backed securities	902,775	644,280

Total interest income	13,453,625	8,973,874

Interest expense
Interest on deposits	4,787,751	2,975,798
Interest on borrowings	1,428,784	1,226,241

Total interest expense	6,216,535	4,202,039

Net interest income before provision	7,237,090	4,771,835

Provision for loan losses	282,586	78,000

Net interest income after provision for loan losses	6,954,503	4,693,835

Noninterest income
Service fees	665,966	595,934
Net gains on sales of loans	18,877	122,542
Net income from BOLI	266,364	158,751
Net rental operations	83,524	84,614
Other	63,753	82,792

Total noninterest income	1,098,484	1,044,633

Noninterest expenses
Salaries and employee benefits	3,353,427	2,420,176
Occupancy and equipment	742,718	484,931
Federal insurance premiums	152,178	13,584
Data processing	317,733	237,100
Charitable Foundation contribution	6,256,000	—
Advertising	182,297	165,862
Other	1,269,953	878,756

Total noninterest expenses	12,274,306	4,200,409

(Loss) Income before income tax expense	(4,221,319)	1,538,059

Income tax expense (benefit)	(1,974,995)	465,743

Net income (loss)	$(2,246,324)	$1,072,316

Earnings (loss) per share:
Basic	$(.22)	n/a

Diluted	$(.22)	n/a

Weighted average number of shares outstanding
Basic	12,311,190	n/a

Diluted	12,311,190	n/a

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND CAPE BANK

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended March 31, 2008 and 2007

(unaudited)

	Common Stock	Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	$—	$—	$—	$69,107,385	$(164,341)	$68,943,044
Net income	—	—	—	1,072,316	—	1,072,316
Other comprehensive income, net of reclassification adjustments and taxes	—	—	—	—	147,578	147,578

Total comprehensive income						1,219,894

Balance at March 31, 2007	$—	$—	$—	$70,179,701	$(16,763)	$70,162,938

Balance at December 31, 2007	$—	$—	$—	$72,535,728	$292,794	$72,828,522
Net income (loss)	—	—	—	(2,246,324)	—	(2,246,324)
Other comprehensive income (loss), net of reclassification adjustments and taxes	—	—	—	—	(611,670)	(611,670)

Total comprehensive income (loss)						(2,857,994)
Conversion from Mutual to Stock Company and Simultaneous Acquisition of Boardwalk Bancorp	133,135	126,842,603	(10,658,253)	—	—	116,317,485
ESOP Shares Earned	—	(1,521)	77,450	—	—	75,929

Balance at March 31, 2008	$133,135	$126,841,082	$(10,580,803)	$70,289,404	$(318,876)	$186,363,942

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND CAPE BANK

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2008 and 2007

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(2,246,324)	$1,072,316
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	282,586	78,000
Net gain on sale of loans	(18,877)	(122,542)
Earnings on BOLI	(229,221)	(132,951)
Depreciation and amortization	134,704	230,468
ESOP compensation expense	75,929	—
Stock issuance for charitable contribution	5,474,000	—
Deferred income taxes	(1,486,239)	(83,326)
Changes in assets and liabilities that (used) provided cash
Loans held for sale	350,000	(923,500)
Accrued interest receivable	(504)	(102,804)
Other assets	336,593	91,720
Accrued interest payable	33,691	104,301
Other liabilities	(4,367,746)	1,249,995

Net cash provided by operating activities	(1,661,408)	1,461,677
Cash flows from investing activities
Proceeds from calls, maturities and principal repayments of investment securities and mortgage-backed securities	11,523,297	10,374,603
Proceeds from sales of securities	—	—
Proceeds of investment securities and mortgage-backed securities	(11,256,600)	(7,078,958)
Purchase of Federal Home Loan Bank stock	(1,438,775)	—
Decrease (increase) in interest-bearing deposits	(909,342)	(843,644)
Increase in loans, net	(15,814,381)	(2,013,352)
Purchase of property and equipment, net	(503,958)	(156,910)
Acquisition of Boardwalk Bancorp	(46,839,080)	—
Purchase of BOLI policy	—	(325,000)

Net cash used in investing activities	(65,238,839)	(43,261)
Cash flows from financing activities
Net increase in deposits	2,539,971	7,044,728
Increase (decrease) in advances from borrowers for taxes and insurance	34,445	29,418
FHLB borrowings	37,758,010	73,000,000
FHLB payments	(5,000,000)	(79,000,000)
Net proceeds from stock issuance in conversion	39,882,585	—

Net cash provided by financing activities	75,215,011	1,074,146

Net increase (decrease) in cash and cash equivalents	8,314,764	2,492,562
Cash and cash equivalents at beginning of period	15,631,259	17,492,233

Cash and cash equivalents at end of period	$23,946,023	$19,984,795

(continued)

CAPE BANCORP, INC. AND CAPE BANK

Supplemental disclosure of cash flow information:
Cash paid during period for
Income taxes, net of refunds	$—	$(8,326)

Interest	$5,659,730	$4,097,738

Non-cash disclosure of financing activities
Issuance of stock to charitable foundation	5,474,000
Issuance of stock for acquisition of Boardwalk	49,461,210
Stock subscriptions applied to equity	21,499,690

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND CAPE BANK

Notes to Financial Statements (Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

Cape Bancorp, Inc. did not become the holding company for Cape Bank until January 31, 2008. Accordingly the information presented as of and for the year ended December 31, 2007 is for Cape Bank and its subsidiaries.

NOTE 2—ORGANIZATION

On January 31, 2008, Cape Bancorp completed its initial public stock offering in connection with the mutual to stock conversion of Cape Bank and the simultaneous acquisition by Cape Bancorp of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly owned New Jersey-chartered bank subsidiary, Boardwalk Bank (“Boardwalk”).

In the offering, the Company sold 7,820,000 shares of its common stock at $10.00 per share to depositors, Cape Bank’s tax qualified employee benefit plans and the general public in subscription, community and syndicated offerings. The Company also issued 547,400 shares of its common stock and contributed $782,000 in cash to The CapeBank Charitable Foundation. Cape Bancorp loaned $10,658,253 to the Bank’s employee stock ownership plan and the ESOP used these funds to acquire 1,065,082 shares of common stock at an average price of $10.01 per share.

In the acquisition of Boardwalk Bancorp, Cape Bancorp issued merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. With the acquisition of Boardwalk Bank, Cape Bank now operates 19 full service branches in Cape May and Atlantic Counties, New Jersey. On March 17, 2008, the former Boardwalk Bank Cape May branch office was consolidated with Cape Bank’s other office location. The unoccupied property is currently listed for sale. During the second quarter, Cape Bank will consolidate the former Boardwalk Bank Galloway branch in Atlantic County with Cape Bank’s other office location, and close the loan production office in Vineland, Cumberland County, New Jersey.

As a result of the transactions, Cape Bancorp has 13,313,521 issued and outstanding shares of common stock.

Cape Bank is a New Jersey chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its nineteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey.

CAPE BANCORP, INC. AND CAPE BANK

NOTE 2—ORGANIZATION (Continued)

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry.

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its wholly-owned subsidiary Cape Bank and Cape Bank’s wholly-owned subsidiaries, Cape New Jersey Investment Company, Cape Delaware Investment Company, Cape May County Savings Service Corporation and CASABA Real Estate Holding Corporation. Cape May County Savings Service Corporation and CASABA Real Estate Holding Corporation are presently inactive. Intercompany transactions and balances are eliminated in consolidation.

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

CAPE BANCORP, INC. AND CAPE BANK

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans and Allowance for Loan Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

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

The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows

CAPE BANCORP, INC. AND CAPE BANK

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Bank Owned Life Insurance (BOLI): The Bank has an investment of bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies and the amount recorded is the cash surrender value, which is the amount realizable.

Defined Benefit Plan: The Bank participates in a multi-employer defined benefit plan. The plan was amended to freeze participation to new employees commencing January 1, 2008. Employees who became eligible to participate prior to January 1, 2008, will continue to accrue a benefit under the plan. The Bank accrues pension costs as incurred.

401(k) Plan: The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401 (k) Plan’s eligibility requirements. The Plan was amended to modify the matching contribution formula effective January 1, 2008, so that matching contributions will be equal to 100% of the participants’ contribution on up to 3% of the participants’ salary contributed to the plan and 50% of the participants’ additional contributions on the next 2% of salary contributed by the participants, with a maximum potential matching contribution of 4%.

Income Taxes: Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation, deferred loan fees and accumulated depreciation.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.

Comprehensive Income: Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. The income tax effects allocated to comprehensive income (loss) is as follows:

CAPE BANCORP, INC. AND CAPE BANK

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
March 31, 2008
Unrealized gains (losses) on securities
Unrealized holding losses arising during period	$(953,774)	$342,104	$(611,670)
Reclassification adjustment for losses realized in net income	—	—	—

Other comprehensive income (loss), net	$(953,774)	$342,104	(611,670)

March 31, 2007
Unrealized gains on securities
Unrealized holding gains arising during period	$221,439	$(73,861)	$147,578
Reclassification adjustment for losses realized in net income	—	—	—

Other comprehensive income, net	$221,439	$(73,861)	$147,578

Recent Accounting Prounouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

CAPE BANCORP, INC. AND CAPE BANK

NOTE 4—EARNINGS PER SHARE

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any. Earnings per share is calculated on earnings since the date of conversion on January 31, 2008.

The following is a reconciliation of the calculation of basic earnings per share for the period January 31, 2008 through March 31, 2008. There are no potentially dilutive common shares at March 31, 2008.

Net income (loss)	$(2,246,324)
Less net income from January 1 to January 31	(401,658)

Net loss post conversion for earnings per share	$(2,647,982)

Weighted average shares outstanding	12,311,190
Basic earnings (loss) per share	$(.22)

NOTE 5—FAIR VALUE

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of items:

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs).

CAPE BANCORP, INC. AND CAPE BANK

NOTE 5—FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(in thousands)
Available for sale securities	$154,950	$—	$154,950	$—

NOTE 6—ACQUISITION OF BOARDWALK BANCORP

On January 31, 2008, Cape Bancorp, Inc. acquired 100 percent of the outstanding shares of Boardwalk Bancorp, Inc, as previously discussed in Note 1. As a result of the acquisition, Cape Bancorp expects to further solidify its market share in the South Jersey market, expand it customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers, including expansion of services to commercial loan customers.

Under the terms of the merger agreement, the shareholders of Boardwalk Bancorp received total merger consideration of approximately $99 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. Based on the total elections made by Boardwalk Bancorp shareholders, Boardwalk Bancorp shareholders who properly elected to receive Cape Bancorp, Inc. common stock received 2.3 Cape Bancorp shares for each share of Boardwalk Bancorp common stock, and Boardwalk Bancorp shareholders who properly elected to receive cash received $23 in cash for each share of Boardwalk Bancorp common stock. The value of the 4,946,121 common shares issued was determined based on the average market price of the Company’s stock over the 2 day period before and after the terms of the acquisition were agreed to and announced. The purchase price resulted in approximately $54.2 million in goodwill, and $1.0 million in core deposit and customer relationship intangible, none of which is deductible for tax purposes. The intangible asset(s) will be amortized over 7-10 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Purchase accounting adjustments are subject to refinement as management finalizes their calculations.

Boardwalk Bancorp shareholders holding approximately 350,000 shares that did not make proper elections or did not participate in the election received a combination of 0.347775 shares of the Company’s common stock and $19.5245 in cash for each share of Boardwalk Bancorp common stock. The Company paid cash in lieu of fractional shares at a rate of $10 per share.

Net assets acquired are shown in the table below (in thousands).

CAPE BANCORP, INC. AND CAPE BANK

NOTE 6—ACQUISITION OF BOARDWALK BANCORP (Continued)

Securities available for sale	$92,949
Loans, net	314,471
Goodwill	54,229
Core deposit and other intangibles	1,050
Other assets	40,321

Total assets acquired	503,020

Deposits	(320,520)
Borrowings	(82,729)
Other liabilities	(848)

Total liabilities assumed	(404,097)

Net assets acquired	$98,923

Boardwalk Bancorp Inc’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date. Pro forma condensed consolidated income statements for the quarter ended March 31, 2008 and 2007 are shown as if the merger occurred at the beginning of each period presented as follows (in thousands):

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Interest and dividend income	$15,887	$15,815
Interest expense	7,574	7,746

Net interest income	8,313	8,069
Provision for loan losses	282	285

Net interest income after provision for loan losses	8,031	7,784
Non-interest income	1,128	(465)
Non-interest expense	14,802	6,754

Income (loss) before income taxes	(5,643)	565
Income tax expense (benefit)	(2,181)	61

Net income (loss)	$(3,462)	$504

Basic EPS	$(.22)	N/A

Non-interest expense for the quarter ended March 31, 2008 includes a $6.3 million expense ($3.8 million net of tax) for a contribution to the charitable foundation in relation to the stock conversion. Non-interest expense for the quarter ended March 31, 2007 includes a $1.5 million charge for other than temporary impairment.

CAPE BANCORP, INC. AND CAPE BANK

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made. The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth, reaching $633.8 million in assets at December 31, 2007. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At December 31, 2007, Boardwalk Bancorp had total assets of $450.2 million. As of March 31, 2008 Cape Bank had $1.16 billion in total assets.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

At March 31, 2008, the Company’s total assets increased to $1.2 billion from $633.8 million at December 31, 2007, an increase of $527.1 million or 83.2%. Assets increased by $450.2 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. As a result of the acquisition, goodwill and intangible assets increased by $55.3 million. Subsequent to the closing of the acquisition, asset growth for the remainder of the quarter ended March 31, 2008, totaled $21.6 million or 1.90%.

Cash and cash equivalents increased $8.3 million, or 53.2%, to $23.9 million at March 31, 2008 from $15.6 million at December 31, 2007. The increase resulted from the Boardwalk Bank acquisition and our investing in securities in anticipation of increases in market interest rates.

At March 31, 2008, the Company’s total net loans increased to $790.0 million from $459.9 million at December 31, 2007, an increase of $330.1 million or 71.8%. Net loans increased by $314.5 million, net of an allowance for loan losses of $3.8 million, as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. This increase includes purchase accounting adjustments of $3.2 million. Subsequent to the closing of the acquisition, loan growth for the remainder of the quarter ended March 31, 2008, totaled $11.8 million or 1.52%.

At March 31, 2008, Cape Bancorp had $38.9 million in total delinquent loans or 4.87% of total gross loans, an increase from $15.7 million or 3.38% at December 31, 2007. Total delinquent loans increased by $16.0 million as a result of Cape Bancorp’s acquisition of Boardwalk Bancorp on January 31,

CAPE BANCORP, INC. AND CAPE BANK

2008 and increased an additional $7.2 million subsequent to the closing of the acquisition. Total delinquent loans by portfolio were $35.5 million of commercial mortgages, $2.5 million of residential mortgages and $906 thousand of consumer loans. Delinquent loan balance by number of days delinquent was as follows: 30 to 59 days—$17.0 million, 60 to 89 days—$7.3 million and greater than 90 days—$14.6 million.

At March 31, 2008, Cape Bancorp had $14.6 million in non-performing loans or 1.82% of total gross loans, an increase from $4.0 million or 0.85% at December 31, 2007. Total non-performing loans increased by $6.2 million as a result of Cape Bancorp’s acquisition of Boardwalk Bancorp on January 31, 2008 and increased an additional $4.4 million subsequent to the closing of the acquisition. Total non-performing loans by portfolio were $13.5 million of commercial mortgages and $1.0 million of residential mortgages. There were no non-performing consumer loans. Management is actively negotiating with mortgagors to bring resolution to these non-performing loans.

At March 31, 2008, the Company’s total investment securities increased to $199.8 million from $107.3 million at December 31, 2007, an increase of $92.5 million (classified as available for sale) or 86.2%, net of purchase accounting adjustments of $5.2 million. Securities increased by $98.1 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008.

At March 31, 2008, the Company’s total deposits increased to $788.9 million from $465.6 million at December 31, 2007, an increase of $323.3 million or 69.4%. Deposits increased by $320.5 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008 and includes purchase accounting adjustments of $1.1 million. Subsequent to the closing of the acquisition, deposit growth for the quarter ended March 31, 2008, totaled $2.8 million or 0.36%.

Certificates of deposit increased $233.9 million, or 133.1%, to $409.6 million at March 31, 2008 from $175.7 million at December 31, 2007, and NOW and money market accounts increased $62.7 million, or 37.0%, to $232.3 million at March 31, 2008 from $169.6 million at December 31, 2007. Savings accounts increased $2.7 million, or 34%, to $82.3 million at March 31, 2008 from $79.6 million at December 31, 2007. Non-interest bearing deposits increased $23.8 million, or 58.2%, to $64.7 million at March 31, 2008 from $40.9 million at December 31, 2007.

Borrowings increased $115.3 million, or 177.4%, to $180.3 million at March 31, 2008 from $65.0 million at December 31, 2007.

At March 31, 2008, the Company’s total equity increased to $186.4 million from $72.8 million at December 31, 2007, an increase of $113.6 million or 156.0%. Equity increased by $61.5 million from the net proceeds of 7,820,000 shares of stock sold in the initial public offering, net of a loan to our ESOP of $10.7 million, $49.5 million as a result of the issuance of 4,946,121 shares for the purchase of Boardwalk Bancorp stock, and $5.5 million as a result of the issuance of stock to the charitable foundation. These increases were offset by a net loss of $2.2 million, and a decline in accumulated other comprehensive income of $612 thousand. Shareholders’ equity totaled $186.4 million or 16.05% of period end assets, and tangible equity totaled $131.1 million or 11.86% of period end tangible assets.

CAPE BANCORP, INC. AND CAPE BANK

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields and rates have been annualized.

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(Dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$7,116	$74	4.18%	$4,039	$47	4.72%
Investments	101,802	1,428	5.64%	51,032	616	4.90%
Mortgage-backed securities	70,202	903	5.17%	52,609	644	4.96%
Loans	677,393	11,048	6.56%	452,958	7,692	6.89%

Total interest earning assets	856,513	$13,453	6.32%	560,638	$8,999	6.51%
Non-interest earning assets	124,783			51,728
Allowance for loan losses	(6,717)			(4,006)

Total Assets	$974,579			$608,360

Interest-bearing liabilities
Interest bearing demand accounts	$107,782	$309	1.15%	$59,474	$83	0.57%
Savings accounts	81,265	313	1.55%	77,621	275	1.44%
Money market accounts	109,975	904	3.31%	81,374	763	3.80%
Certificates of deposit	325,059	3,261	4.03%	169,501	1,855	4.44%
FHLB borrowings	141,948	1,429	4.05%	101,089	1,226	4.92%

Total interest bearing liabilities	766,029	$6,216	3.26%	489,059	$4,202	3.48%
Non-interest bearing deposits	56,682			43,874
Other liabilities	3,502			5,955

Total liabilities	826,213			538,888
Shareholders’ equity	148,366			69,472

Total liabilities & shareholders’ equity	$974,579	—		$608,360	—

Net interest income		$7,237			$4,797
Net interest rate spread (2)			3.06%			3.03%
Net interest margin (3)			3.40%			3.47%
Net interest income and margin (1)		$7,352	3.45%		$4,848	3.47%
Ratio of average interest and earning assets to average interest bearing liabilities	111.81%			114.64%

(1)	Presented on a tax-equivalent basis.
(2)	Net interest rate spread is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average total interest-earning assets.

CAPE BANCORP, INC. AND CAPE BANK

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

	For the Three Months Ended March 31, 2008 Compared to March 31, 2007
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(In thousands)
Interest-earning assets
Interest bearing deposits	$33	$(6)	$27
Investments	718	94	812
Mortgage-backed securities	233	26	259
Loans	3,754	(398)	3,356

Total Interest income	$4,738	$(284)	$4,454

Interest-bearing liabilities
Interest bearing demand accounts	$139	$87	$226
Savings accounts	15	23	38
Money market accounts	250	(109)	141
Certificates of deposit	1,583	(177)	1,406
FHLB borrowings	439	(236)	203

Total interest expense	2,426	(412)	2,014

Total net interest income	$2,312	$128	$2,440

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. Net income decreased $3.3 million or (309.5%), to ($2.2 million) for the three months ended March 31, 2008 from $1.1 million for the three months ended March 31, 2007. The decrease was the result of the Bank’s donation to its charitable foundation of $3.8 million, net of taxes, and approximately $235,000 of expenses, net of taxes, associated with the Bank’s name change and costs related to the acquisition of Boardwalk Bank.

Interest Income. Interest income increased $4.5 million, or 50.0%, to $13.5 million for the three months ended March 31, 2008 from $9.0 million for the three months ended March 31, 2007. The increase resulted primarily from a $3.3 million, or 42.9%, increase in interest income on loans. The average balance of loans increased $224.4 million, or 49.5%, to $677.4 million for the three months ended March 31, 2008, compared to $453.0 million for the three months ended March 31, 2007. The average yield on the loan portfolio decreased 33 basis points to 6.56% for the three months ended March 31, 2008 from 6.89% for the three months ended March 31, 2007, resulting from the decline in short term interest rates and indexed loans repricing during the first quarter. The increase in average balance of loans was the result of the acquisition of Boardwalk Bank during the quarter.

The average balance of investments and mortgage-backed securities increased $50.8 million, or 99.6% and $17.6 million, or 33.5% respectively, to $101.8 million and $70.2 million for the three months ended March 31, 2008, compared to $51.0 million and $52.6 million respectively for the three months ended March 31, 2007. The average yield on investments increased 74 basis points to 5.64% and increased 21 basis points on mortgage-backed securities to 5.17% for the three months ended March 31, 2008 from 4.90% and 4.96% respectively for the three months ended March 31, 2007. The increase in average balance of investments and mortgage-backed securities was the result of the acquisition of Boardwalk Bank during the quarter.

CAPE BANCORP, INC. AND CAPE BANK

Interest Expense. Interest expense increased $2.0 million, or 47.6%, to $6.2 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007. The increase in interest expense resulted from the acquisition of Boardwalk Bank’s total deposits of $319.4 million.

Interest expense on NOW and money market accounts increased $354 thousand, or 41.8%, to $1.2 million for the three months ended March 31, 2008 from $846 thousand for the three months ended March 31, 2007, and interest expense on certificates of deposit increased $1.4 million, or 73.7%, to $3.3 million for the three months ended March 31, 2008 from $1.9 million for the three months ended March 31, 2007. The average rate we paid on certificates of deposit decreased 41 basis points to 4.03% for the three months ended March 31, 2008 from 4.44% for the three months ended March 31, 2007, while the average balance of certificates of deposit increased $155.6 million, or 91.8%, to $325.1 million for the three months ended March 31, 2008 from $169.5 million for the three months ended March 31, 2007. The increase in average deposits was the result of the acquisition of Boardwalk Bank. Similarly, the average rate we paid on NOW and money market accounts decreased 20 basis points to 2.24% for the three months ended March 31, 2008 from 2.44% for the three months ended March 31, 2007, while the average balance of NOW and money market accounts increased $77.0 million, or 54.7%, to $217.8 million for the three months ended March 31, 2008 from $140.8 million for the three months ended March 31, 2007. We decreased rates on our certificates of deposit and NOW and money market accounts in response to the decline in short term interest rates. The NOW and money market accounts average balance for the three months ended March 31, 2008 includes indexed priced municipal accounts, which did not exist in the prior year period, with an average balance of $24.8 million and an average rate of 2.76%. The increase in deposits was the result of the acquisition of Boardwalk Bank.

Interest expense on borrowings (Federal Home Loan Bank of New York advances) increased $203 thousand, or 16.9%, to $1.4 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007 as a result of acquiring $82.3 million in borrowings from the acquisition of Boardwalk Bank. The average balance of borrowings increased $40.8 million, or 40.4%, to $141.9 million for the three months ended March 31, 2008 from $101.1 million for the three months ended March 31, 2007 as a result of the acquisition of Boardwalk Bank. The average rate we paid on borrowings decreased 87 basis points to 4.05% for the three months ended March 31, 2008 from 4.92% for the three months ended March 31, 2007 as a result of the decline in short-term interest rates and repricing of overnight advances.

Net Interest Income. Net interest income increased $2.4 million, or 50.0%, to $7.2 million for the three months ended March 31, 2008 from $4.8 million for the three months ended March 31, 2007. Increase in our net interest rate spread (3 basis points, to 3.06% for the three months ended March 31, 2008 from 3.03% for the three months ended March 31, 2007) and a decrease in our net interest margin (7 basis points, to 3.40% for the three months ended March 31, 2008 from 3.47% for the three months ended March 31, 2007) were only partially offset by a $295.9 million, or 52.8%, increase in average interest-earning assets to $856.5 million for the three months ended March 31, 2008 from $560.6 million for the three months ended March 31, 2007. The increase in our net interest rate spread was a result of having more rate-sensitive liabilities than assets tied to short term interest rates, which declined during the period. The decrease in our net interest margin was due to the decline in the ratio of average interest earning assets to average interest bearing liabilities to 111.81% during the period ended March 31, 2008 from 114.64 % for the period ended March 31, 2007.

CAPE BANCORP, INC. AND CAPE BANK

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $283 thousand for the three months ended March 31, 2008 and $78 thousand for the three months ended March 31, 2007. We recorded net charge-offs of $19 thousand for the three months ended March 31, 2008 compared to $16 thousand for the three months ended March 31, 2007. The provision for the three months ended March 31, 2008 primarily reflected an increase of $4.4 million in non-performing loans (exclusive of non-performing loans acquired of $6.2 million) to $14.6 million from $4.0 million at December 31, 2007. The provision for the first quarter also reflects loan growth of $11.8 million exclusive of loans acquired from Boardwalk. Net loans increased $339.8 million to $790.0 million at March 31, 2008 from $450.2 million at March 31, 2007. Loans acquired as part of the acquisition accounted for $318.3 million of the increase. At March 31, 2008 the allowance for loan losses represented 1.02% of loans outstanding compared to .88% at March 31, 2007 and .89% at December 31, 2007. This increase is reflective of the increase in non-performing loans and reserves related to impaired loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2008 and March 31, 2007.

Non-interest Income. Non-interest income increased $54 thousand or 5.2%, to $1.1 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007. The increase resulted from higher service fee income ($70 thousand) and an increase in net income from BOLI ($108 thousand) as a result of higher balances of BOLI acquired with Boardwalk Bancorp. These increases were offset by a reduction in net gains on the sale of loans ($104 thousand). In addition, the three month period ended March 31, 2007 included a $50 thousand loss recovery on real estate foreclosed on in a prior year.

Non-interest Expense. Non-interest expense increased $8.1 million to $12.3 million for the three months ended March 31, 2008. This increase resulted primarily from a $6.3 million previously reported expense related to the formation of The CapeBank Charitable Foundation and increased expenses directly related to the Boardwalk acquisition. Higher compensation expense of $933 thousand, general advertising costs as a result of Cape Bank’s name change of $125 thousand, ESOP expense of $76 thousand, increased legal and audit fees of $131 thousand, occupancy and equipment expense of $258 thousand and office supplies of $79 thousand, and an FDIC expense of $140 thousand were all factors in the year to year increase in expenses. It is anticipated that additional merger-related expenses will be incurred in future quarters.

Income Tax Expense. The provision for income taxes decreased $2.4 million to a tax benefit of $2.0 million for the three months ended March 31, 2008, compared to $466 thousand for the three months ended March 31, 2007 as a result of the Bank’s contribution of $6.3 million to The CapeBank Charitable Foundation. Our effective tax rate was 46.8% for the three months ended March 31, 2008 compared to 30.3% for the three months ended March 31, 2007, primarily a result of the net loss created by the Bank’s Charitable Foundation contribution.

CAPE BANCORP, INC. AND CAPE BANK

Critical Accounting Policies

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

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. Our held-to-

CAPE BANCORP, INC. AND CAPE BANK

maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Management Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, EVP/Chief Financial Officer, EVP/Chief Operating Officer, EVP/Chief Lending Officer, SVP of Residential Lending, Vice Presidents of Retail Funding, Vice President Accounting/Finance and our Controller. The Interest Rate Risk Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100 or 200 basis points or decrease of 100 or 200 basis points.

CAPE BANCORP, INC. AND CAPE BANK

The table below sets forth, as of March 31, 2008, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in Interest Rates (basis points) (1)	Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent
(Dollars in thousands)
+200	$33,330	$(463)	(1.37)%
+100	33,632	(161)	(0.48)
0	33,793
-100	32,827	(966)	(2.86)
-200	32,527	(1,266)	(3.75)

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2008, in the event of a 100 basis point increase in interest rates, we would experience a $161 thousand decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $966 thousand decrease in net interest income.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income information presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 4T.	Controls and Procedures

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

During the quarter ended March 31, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAPE BANCORP, INC. AND CAPE BANK

Part II – Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	The Company commenced its initial stock offering on or about November 23, 2007, and the offering closed on January 31, 2008. Subscriptions received in the offering earned interest at Cape Bank’s passbook savings rate. There have been no material changes in the Company’s projected use of the offering proceeds as from what was disclosed in the section entitled “Use of Proceeds” in the Company’s Registration Statement on Form S-1 (Commission File No. 333-146178).

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Cape Bancorp, Inc. *

3.2	Bylaws of Cape Bancorp, Inc. *

4	Form of Common Stock Certificate of Cape Bancorp, Inc. *

10.1	Form of Employee Stock Ownership Plan *

10.2	Existing Employment Agreement for Chief Executive Officer *

CAPE BANCORP, INC. AND CAPE BANK

10.3	Existing Employment Agreement for Chief Financial Officer *

10.4	Proposed Employment Agreement for Chief Operating Officer *

10.5	Proposed Employment Agreement for Chief Lending Officer *

10.6	Form of Change in Control Agreement *

10.7	Change in Control Agreement for Wayne S. Hardenbrook *

10.8	Amended and Restated Phantom Incentive Stock Option Plan *

10.9	Amended and Restated Phantom Restricted Stock Plan *

10.10	Form of Director Retirement Plan *

10.11	Benefit Equalization Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-146178).

CAPE BANCORP, INC. AND CAPE BANK

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: May 15, 2008	/s/ Herbert L. Hornsby, Jr.
Herbert L. Hornsby, Jr.
President and Chief Executive Officer

Date: May 15, 2008	/s/ Robert J. Boyer
Robert J. Boyer
Executive Vice President and Chief Financial Officer