Form 10-Q
period 2008-06-30
Cape Bancorp, Inc.
filed 2008-08-14
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

CAPE BANCORP, INC. AND CAPE BANK

Item 1.	Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and December 31, 2007

(unaudited)

	June 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Cash & due from financial institutions	$13,834	$14,596
Federal funds sold	265	1,035

Cash and cash equivalents	14,099	15,631
Interest-earning time deposits in other financial institutions	8,851	5,721
Investment securities available for sale, at fair value	148,052	62,128
Investment securities held to maturity (fair value of $47,647 at June 30, 2008 and $45,427 at December 31, 2007	48,444	45,140
Loans held for sale	—	350
Loans, net of allowance of $8,708 and $4,121	799,566	459,936
Accrued interest receivable	4,990	3,081
Premise and equipment, net	29,487	16,131
Federal Home Loan Bank (FHLB) stock, at cost	11,179	3,848
Bank owned life insurance (BOLI)	25,929	15,421
Deferred stock issuance and acquisition costs	—	1,916
Goodwill	54,478	—
Intangible assets	930	45
Other assets	12,917	4,463

Total assets	$1,158,922	$633,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$745,362	$465,648
Stock subscriptions	—	21,500
Borrowings	225,152	65,000
Advances from borrowers for taxes and insurance	725	651
Accrued interest payable	902	401
Other liabilities	4,090	7,782

Total liabilities	976,231	560,982

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares and 13,313,521 issued and outstanding in 2008	133	—
Additional paid in capital	126,780	—
Unearned ESOP shares	(10,465)	—
Accumulated other comprehensive (loss) gain	(5,383)	293
Retained earnings	71,626	72,536
Total stockholders’ equity	182,691	72,829

Total liabilities & stockholders’ equity	$1,158,922	$633,811

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND CAPE BANK

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and Six months ended June 30, 2008 and June 30, 2007

(unaudited)

	For the three months, ended June 30,		For the six months, ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share data)
Interest income:
Interest on loans	$12,317	$7,765	$23,365	$15,431
Interest and dividends on investments
Taxable	1,407	539	2,642	1,071
Tax-exempt	328	145	596	276
Interest on mortgage-backed securities	996	668	1,899	1,313

Total interest income	15,048	9,117	28,502	18,091

Interest expense:
Interest on deposits	4,565	3,331	9,354	6,306
Interest on borrowings	1,723	989	3,151	2,216

Total interest expense	6,288	4,320	12,505	8,522

Net interest income before provision	8,760	4,797	15,997	9,569
Provision for loan losses	558	78	840	156

Net interest income after provision for loan losses	8,202	4,719	15,157	9,413

Non-interest income:
Service fees	826	621	1,492	1,214
Net gains on sale of loans	6	90	25	212
Net income from BOLI	261	158	490	291
Net rental income	91	85	174	170
Gain on sales of investment securities available for sale, net	2	—	2	—
Other than temporary impairment	(201)	—	(201)	—
Loss on disposal of other assets	(132)	—	(132)	—
Other	122	51	224	163

Total non-interest income	975	1,005	2,074	2,050

Non-interest expense:
Salaries and employee benefits	3,954	2,391	7,308	4,914
Occupancy & equipment	966	487	1,709	972
Federal insurance premiums	80	13	232	27
Data processing	408	234	726	471
Charitable foundation contribution	—	—	6,256	—
Advertising	216	156	398	321
Telecommunications	283	133	458	261
Professional services	238	47	448	137
Investor relations	44	—	68	—
Other operating	1,281	743	2,142	1,302

Total non-interest expense	7,470	4,204	19,745	8,405

Income (loss) before income taxes	1,707	1,520	(2,514)	3,058
Income tax expense (benefit)	370	540	(1,604)	1,005

Net income (loss)	$1,337	$980	$(910)	$2,053

Earnings (loss) per share (see Note 4):
Basic	$0.11	n/a	$(0.11)	n/a

Diluted	$0.11	n/a	$(0.11)	n/a

Weighted average number of shares outstanding:
Basic	12,262,048	n/a	12,281,769	n/a

Diluted	12,262,048	n/a	12,281,769	n/a

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND CAPE BANK

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended June 30, 2008

(unaudited)

	Common Stock	Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)
Balance, December 31, 2007	$—	$—	$—	$72,536	$293	$72,829
Net loss	—	—	—	(910)	—	(910)
Other comprehensive income (loss), net of reclassification adjustments and taxes	—	—	—	—	(5,676)	(5,676)

Total comprehensive income (loss)						(6,586)
Conversion from mutual to stock company and simultaneous acquisition of Boardwalk Bancorp	133	126,783	(10,658)	—	—	116,258
ESOP shares earned	—	(3)	193	—	—	190

Balance, June 30, 2008	$133	$126,780	$(10,465)	$71,626	$(5,383)	$182,691

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND CAPE BANK

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2008 and 2007

(unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(910)	$2,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	840	156
Net gain on the sale of loans	(25)	(212)
Other than temporary impairment charge	201	—
Net gain on called investments	(2)	—
Earnings on BOLI	(490)	(291)
Depreciation and amortization	699	460
ESOP compensation expense	190	—
Stock issuance for charitable contribution	5,474	—
Deferred income taxes	(1,411)	(373)
Net gain on called investments
Changes in assets and liabilities that (used) provided cash:
Loans held for sale	350	(629)
Accrued interest receivable	531	44
Other assets (Prepaid and Accounts Receivable)	2,094	429
Accrued interest payable	(21)	12
Other liabilities	(4,017)	751

Net cash (used) provided by operating activities	$3,503	$2,400

Cash Flows from Investing Activities
Proceeds from calls, maturities, and principal repayments of investment securities and mortgage-backed securities	$41,721	$25,786
Purchases of investment securities and mortgage-backed securities	(46,749)	(23,360)
Purchase of Federal Home Loan Bank stock	(3,502)	—
Decrease in interest bearing deposits	535	252
Increase in loans, net	(25,975)	(1,873)
Purchase of property and equipment, net	(803)	(2,531)
Acquisition of Boardwalk Bancorp	(46,839)	—
Purchase of BOLI policy	—	(325)

Net cash used in investing activities	$(81,612)	$(2,051)

Cash Flows from financing activities
Net increase (decrease) in deposits	$(40,990)	$36,503
Increase in advances from borrowers for taxes and insurance	75	40
Borrowings	96,775	25,000
Payments on borrowings	(19,106)	(59,000)
Net proceeds from stock issuance in conversion	39,823	—

Net cash provided by financing activities	$76,577	$2,543

Net increase (decrease) in cash and cash equivalents	(1,532)	2,892
Cash and cash equivalents at beginning of period	15,631	17,492

Cash and cash equivalents at end of period	$14,099	$20,384

Supplemental disclosure of cash flow information:
Cash paid during period for
Income taxes, net of refunds	$247	$1,326
Interest	$12,004	$8,510
Non-cash disclosure of financing activities
Stock subscriptions applied to equity	$21,500	$—
Issuance of stock to charitable foundation	$5,474	$—
Issuance of stock for acquisition of Boardwalk Bancorp	$49,461	$—

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND CAPE BANK

Notes to Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Cape Bancorp, Inc. did not become the holding company for Cape Bank until January 31, 2008. Accordingly the information presented as of and for the year ended December 31, 2007 is for Cape Bank and its subsidiaries.

NOTE 2 - ORGANIZATION

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

In the acquisition of Boardwalk Bancorp, Cape Bancorp issued merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. With the acquisition of Boardwalk Bank, Cape Bank now operates 18 full service branches in Cape May and Atlantic Counties, New Jersey. On March 17, 2008, the Boardwalk’s Cape May branch office was consolidated with Cape Bank’s Cape May branch office, and on June 16, 2008, Boardwalk’s Galloway branch was consolidated with Cape Bank’s Galloway branch office. Both unoccupied properties are currently listed for sale. On June 30, 2008, the former Boardwalk loan production office in Vineland, Cumberland County, New Jersey was closed.

Cape Bank is a New Jersey chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its eighteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey.

CAPE BANCORP, INC. AND CAPE BANK

NOTE 2 - ORGANIZATION (Continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment Securities: The Bank classifies investment securities as either held to maturity or available for sale. Investment securities held to maturity are carried at cost adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. The Bank holds a number of securities in portfolio that may be particularly susceptible to changes in Fair Value in the near term as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.

Premium or discount on investment securities is recognized as an adjustment of yield by use of the interest method over the life of the investment security.

CAPE BANCORP, INC. AND CAPE BANK

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, cash flow and stress testing analysis on securities when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

CAPE BANCORP, INC. AND CAPE BANK

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

401(k) Plan: The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. The Plan was amended to modify the matching contribution formula effective January 1, 2008, so that matching contributions will be equal to 100% of the participants’ contribution on up to 3% of the participants’ salary contributed to the plan and 50% of the participants’ additional contributions on the next 2% of salary contributed by the participants, with a maximum potential matching contribution of 4%.

Income Taxes: Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation, deferred loan fees, charitable contribution carry forwards and accumulated depreciation.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.

CAPE BANCORP, INC. AND CAPE BANK

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
For the three months ended June 30, 2008
Unrealized gains (losses) on securities
Unrealized holding losses arising during period	$(7,925)	$2,731	$(5,194)
Reclassification adjustment for losses realized in net income	199	(69)	130

Other comprehensive income (loss), net	$(7,726)	$2,662	$(5,064)

For the three months ended June 30, 2007
Unrealized gains (losses) on securities
Unrealized holding losses arising during period	$(125)	$41	$(84)
Reclassification adjustment for losses realized in net income	—	—	—

Other comprehensive income (loss), net	$(125)	$41	$(84)

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
For the six months ended June 30, 2008
Unrealized gains (losses) on securities
Unrealized holding losses arising during period	$(8,879)	$3,073	$(5,806)
Reclassification adjustment for losses realized in net income	199	(69)	130

Other comprehensive income (loss), net	$(8,680)	$3,004	$(5,676)

For the six months ended June 30, 2007
Unrealized gains (losses) on securities
Unrealized holding gains arising during period	$97	$(33)	$64
Reclassification adjustment for losses realized in net income	—	—	—

Other comprehensive income (loss), net	$97	$(33)	$64

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

NOTE 4 – EARNINGS PER SHARE

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

The following is a reconciliation of the calculation of basic earnings per share for the periods January 31, 2008 through June 30, 2008, and April 1, 2008 through June 30, 2008. There are no potentially dilutive common shares at June 30, 2008.

	For the three months ended June 30, 2008	For the six months ended June 30, 2008
	(Dollars in thousands, except share data)
Net income (loss)	$1,337	$(910)
Less net income from January 1 to January 31	—	(402)

Net income (loss) post conversion for earnings per share	$1,337	$(1,312)

Weighted average shares outstanding	12,262,048	12,281,769
Basic earnings (loss) per share	$0.11	$(0.11)

NOTE 5 – FAIR VALUE

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

Loans: Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis. A loan is impaired when full payment under the loan terms is not expected. Commercial business and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

CAPE BANCORP, INC. AND CAPE BANK

NOTE 5 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(in thousands)
Available for sale securities	$148,052	$—	$148,052	$—
Impaired loans	$25,738	$—	$—	$25,738

NOTE 6 – LOANS RECEIVABLE

Loans receivable consists of the following;

	June 30, 2008	June 30, 2007
	(in thousands)
Commercial mortgage	$429,223	$190,624
Residential mortgage	214,514	175,796
Construction	55,315	39,640
Home equity loans and lines of credit	46,428	36,702
Commercial business loans	61,786	9,183
Other consumer loans	1,506	990

Total loans	808,772	452,935
Less
Allowance for loan losses	(8,708)	(3,933)
Deferred loan fees	(498)	(694)

Loans receivable, net	$799,566	$448,308

Activity in the allowance for loan losses is as follows:
	June 30, 2008	June 30, 2007
	(in thousands)
Balance at beginning of year	$4,121	$4,009
Allowance from acquired entity	3,791	—
Provisions charged to operations	840	156
Reserve on loan commitments re-classified as other liabilities	—	(56)
Charge-offs	(57)	(196)
Recoveries	13	20

Balance at end of period	$8,708	$3,933

Individually impaired loans were as follows:

June 30, 2008
(in thousands)
Period-end loans with no allocated allowance for loan losses	$2,778
Period-end loans with allocated allowance for loan losses	22,960

Total	$25,738

Amount of the allowance for loan losses allocated	$2,052

NOTE 7 – ACQUISITION OF BOARDWALK BANCORP

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

CAPE BANCORP, INC. AND CAPE BANK

Under the terms of the merger agreement, the shareholders of Boardwalk Bancorp received total merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. Based on the total elections made by Boardwalk Bancorp shareholders, Boardwalk Bancorp shareholders who properly elected to receive Cape Bancorp, Inc. common stock received 2.3 Cape Bancorp shares for each share of Boardwalk Bancorp common stock, and Boardwalk Bancorp shareholders who properly elected to receive cash received $23 in cash for each share of Boardwalk Bancorp common stock. The purchase price resulted in approximately $54.2 million in goodwill, and $1.0 million in core deposit and customer relationship intangible, none of which is deductible for tax purposes. The intangible asset(s) will be amortized over 7-10 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Purchase accounting adjustments are subject to refinement as management finalizes their calculations.

Boardwalk Bancorp shareholders holding approximately 350,000 shares that did not make proper elections or did not participate in the election received a combination of 0.347775 shares of the Company’s common stock and $19.5245 in cash for each share of Boardwalk Bancorp common stock. The Company paid cash in lieu of fractional shares at a rate of $10 per share.

Net assets acquired are shown in the table below (in thousands).

NOTE 7 – ACQUISITION OF BOARDWALK BANCORP (Continued)

Securities available for sale	$92,949
Loans, net	314,471
Goodwill	54,478
Core deposit and other intangibles	1,050
Other assets	40,072

Total assets acquired	503,020

Deposits	(320,520)
Borrowings	(82,729)
Other liabilities	(848)

Total liabilities assumed	(404,097)

Net assets acquired	$98,923

Boardwalk Bancorp Inc’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date. Pro forma condensed consolidated income statements for the quarter ended June 30, 2008 and 2007 are shown as if the merger occurred at the beginning of each period presented as follows (in thousands):

	For the three months, ended June 30,		For the six months, ended June 30,
	2008	2007	2008	2007
Interest and dividend income	$15,048	$16,343	$28,502	$32,373
Interest expense	6,288	8,249	12,505	16,418

Net interest income	8,760	8,094	15,997	15,955
Provision for loan losses	558	293	840	578

Net interest income after provision for loan losses	8,202	7,801	15,157	15,377
Non-interest income	975	1,609	2,074	1,144
Non-interest expense	7,470	6,871	19,745	13,578

Income (loss) before income taxes	1,707	2,539	(2,514)	2,943
Income tax expense (benefit)	370	802	(1,604)	798

Net income (loss)	$1,337	$1,737	$(910)	$2,145

Basic EPS	$0.11	N/A	$(0.11)	N/A

Non-interest expense for the six months ended June 30, 2008 includes a $6.3 million expense ($3.8 million net of tax) for a contribution to the charitable foundation in relation to the stock conversion and a $201 thousand charge ($133 thousand net of tax) for other than temporary impairment. Non-interest expense for the six months ended June 30, 2007 includes a $1.5 million charge for other than temporary impairment.

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

Overview

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth, reaching $633.8 million in assets at December 31, 2007. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At December 31, 2007, Boardwalk Bancorp had total assets of $450.2 million. As of June 30, 2008 Cape Bank had $1.16 billion in total assets.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

At June 30, 2008, the Company’s total assets increased to $1.16 billion from $633.8 million at December 31, 2007, an increase of $525.1 million or 83.0%. Assets increased by $450.2 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. As a result of the acquisition, goodwill and intangible assets increased by $55.4 million. Subsequent to the closing of the acquisition, asset growth for the remainder of the six months ended June 30, 2008, totaled $20.3 million or 1.78%.

Cash and cash equivalents decreased $1.5 million, or (9.6)%, to $14.1 million at June 30, 2008 from $15.6 million at December 31, 2007. This decrease was primarily attributable to the decrease in Federal Funds Sold.

At June 30, 2008, the Company’s total net loans increased to $799.6 million from $459.9 million at December 31, 2007, an increase of $339.7 million or 73.9%. Net loans increased by $314.5 million, net of an allowance for loan losses of $3.8 million, as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. Subsequent to the closing of the acquisition, loan growth for the remainder of the six months ended June 30, 2008, totaled $24.1 million or 3.1%. Commercial loans accounted for $15.7 million of this growth.

At June 30, 2008, Cape Bancorp had $31.1 million in total delinquent loans (includes non-performing) or 3.8% of total gross loans, an increase from $15.7 million or 3.4% at December 31, 2007. Total delinquent loans increased by $16.0 million as a result of Cape Bancorp’s acquisition of Boardwalk Bancorp on January 31, 2008, and

CAPE BANCORP, INC. AND CAPE BANK

decreased $0.6 million subsequent to the closing of the acquisition. Total delinquent loans by portfolio were $28.0 million of commercial mortgages, $2.2 million of residential mortgages and $884 thousand of consumer loans. Delinquent loan balance by number of days delinquent was as follows: 30 to 59 days – $4.5 million, 60 to 89 days – $903 thousand, and 90 days and greater – $25.7 million. During the second quarter, 30 to 90 day delinquent loans declined and shifted to 90 days and greater classification that includes non-performing.

At June 30, 2008, Cape Bancorp had $25.7 million in non-performing loans or 3.2% of total gross loans, an increase from $4.0 million or 0.9% at December 31, 2007. Total non-performing loans increased by $6.2 million as a result of Cape Bancorp’s acquisition of Boardwalk Bancorp on January 31, 2008 and increased an additional $15.5 million subsequent to the closing of the acquisition. Total non-performing loans by portfolio were $24.6 million of commercial mortgages, $1.2 million of residential mortgages, and $1 thousand of consumer loans. All of the non-performing loans are collateralized, and management is of the view that the collateral adequately secures such loans. Where necessary, Cape Bank will apply its loan workout experience to protect its collateral position and actively negotiating with mortgagors to bring resolution to these non-performing loans.

Commercial non-performing loans had collateral type concentrations of 25% in residential, duplex and multi-family related loans, 20% in land and building lot related loans, 20% in retail store and restaurant related loans, 17% in marina and auto dealership related loans, 11% in B&B and hotel related loans and 7% commercial building and equipment related loans. The three largest relationships in this category of non-performing loans are $6.2 million, $3.0 million, and $2.7 million, respectively.

At June 30, 2008, the Company’s total investment securities increased to $196.5 million ($152.2 million classified as available-for-sale or 77%) from $107.3 million at December 31, 2007, an increase of $85.9 million or 138.3%. Securities increased by $98.1 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. For the period January 31, 2008 through June 30, 2008, investment securities decreased $(8.1) million or (3.98)%. During this period, the collateralized debt obligation portion of the investment portfolio declined in value by approximately $(8.0) million. At June 30, 2008, the cost basis of such securities was $26.3 million with a fair market value of $18.3 million. As a result of the decline in market value of the CDO portfolio, management evaluated discounted cash flows for each security and performed stress testing on selected securities. Credit ratings were reviewed and no securities have been downgraded since acquisition. Were applicable, several external sources were utilized to ascertain market pricing. Based on our analysis we determined that no impairment was required at this time. In the event any of these securities are downgraded below investment grade (BBB), projected cash flows are not adequate to meet contractual obligations, or the market value of such securities declines further and remains depressed for a substantial period of time, the Company will evaluate them for other-than-temporary impairment at that time. For the quarter ending June 30, 2008, the Company recognized an other- than-temporary impairment charge of $201 thousand on the equity securities of two financial institutions (Freddie Mac and Fannie Mae), leaving a current market value of $1.1 million.

At June 30, 2008, the Company’s total deposits increased to $745.4 million from $465.6 million at December 31, 2007, an increase of $279.8 million or 60.1%. Deposits increased by $320.5 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008, and includes purchase accounting adjustments of $1.1 million. Subsequent to the closing of the acquisition, deposit decline for the six months ended June 30, 2008, totaled $30.6 million or 3.9%. This decline was attributable to a high volume of certificate of deposit maturities that did not renew with Cape Bank, as management determined to increase borrowings as a funding source in lieu of renewing high cost certificates of deposit.

Certificates of deposit increased $182.8 million, or 104.0%, to $358.5 million at June 30, 2008 from $175.7 million at December 31, 2007, and NOW and money market accounts increased $57.7 million, or 34.0%, to $227.2 million at June 30, 2008 from $169.5 million at December 31, 2007.

CAPE BANCORP, INC. AND CAPE BANK

Savings accounts increased $3.5 million, or 4.4%, to $83.0 million at June 30, 2008 from $79.5 million at December 31, 2007. Non-interest bearing deposits increased $35.8 million, or 87.5%, to $76.7 million at June 30, 2008 from $40.9 million at December 31, 2007. Total non-certificate deposit balances increased $16.1 million, or 4.3%, to $392.3 million at June 30, 2008 from $376.2 million at January 31, 2008.

Borrowings increased $160.2 million, or 246.5%, to $225.2 million at June 30, 2008 from $65.0 million at December 31, 2007. Borrowings increased by $82.3 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. The increase in borrowings was at a lower cost compared to funding through certificate of deposits. At June 30, 2008, Cape Bancorp’s borrowings to assets ratio increased to 19.4% from 10.3% at December 31, 2007. Borrowings to total liabilities increased to 23.1% at June 30, 2008 from 11.6% at December 31, 2007.

At June 30, 2008, the Company’s total equity increased to $182.7 million from $72.8 million at December 31, 2007, an increase of $109.9 million or 151.0%. Equity increased by $61.5 million from the net proceeds of 7,820,000 shares of stock sold in the initial public offering, net of a loan to our ESOP of $10.7 million, $49.5 million as a result of the issuance of 4,946,121 shares for the purchase of Boardwalk Bancorp stock, and $5.5 million as a result of the issuance of stock to the charitable foundation. These increases were offset by a net income loss of $910 thousand and a decline in accumulated other comprehensive income of $5.7 million. Stockholders’ equity totaled $182.7 million or 15.78% of period end assets, and tangible equity totaled $127.2 million or 11.5% of period end tangible assets.

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

CAPE BANCORP, INC. AND CAPE BANK

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Interest Earning Assets
Interest bearing deposits	$12,235	$89	2.93%	$3,545	$42	4.75%
Investments	132,739	1,646	4.99%	55,868	642	4.61%
Mortgage-backed securities	77,187	996	5.19%	53,132	668	5.04%
Loans	801,739	12,317	6.18%	453,731	7,765	6.86%

Total interest earning assets	1,023,900	15,048	5.91%	566,276	9,117	6.46%
Non-interest earning assets	143,923			49,557
Allowance for loan losses	(8,298)			(3,968)

Total assets	$1,159,525			$611,865

Interest Bearing Liabilities
Interest bearing demand accounts	$106,815	217	0.82%	$70,214	212	1.21%
Savings accounts	83,038	258	1.25%	78,304	301	1.54%
Money market accounts	120,621	776	2.59%	83,798	811	3.88%
Certificates of deposit	384,067	3,315	3.47%	176,105	2,007	4.57%
FHLB borrowings	203,513	1,722	3.40%	81,517	989	4.87%

Total interest bearing liabilities	898,054	6,288	2.82%	489,938	4,320	3.54%
Non-interest bearing deposits	68,184			43,631
Other liabilities	6,007			7,705
Total liabilities	972,245			541,274
Stockholders’ equity	187,280			70,591

Total liabilities & stockholders’ equity	$1,159,525	—		$611,865	—

Net interest income		$8,760			$4,797

Net interest spread			3.09%			2.92%
Net interest margin			3.44%			3.40%
Net interest income and margin (tax equivalent basis)(1)		$8,905	3.50%		$4,857	3.44%
Ratio of average interest earning assets to average interest bearing liabilities	114.01%			115.58%

(1)	In order to present pre-tax income and resultant yields on tax exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $145,000 and $60,000 for the three month period ended June 30, 2008 and 2007 respectively. The average yield on investments increased to 5.41% from 4.99% for the three month period ended June 30, 2008 and increased to 5.04% from 4.61% for the three month period ended June 30, 2007.

CAPE BANCORP, INC. AND CAPE BANK

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Interest Earning Assets
Interest bearing deposits	$9,682	$163	3.39%	$3,791	$89	4.73%
Investments	121,122	3,075	5.11%	56,129	1,258	4.52%
Mortgage-backed securities	73,711	1,899	5.18%	52,872	1,313	5.01%
Loans	740,071	23,365	6.35%	453,354	15,431	6.86%

Total interest earning assets	944,586	28,502	6.07%	566,146	18,091	6.44%
Non-interest earning assets	130,641			47,962
Allowance for loan losses	(7,507)			(3,987)

Total assets	$1,067,720			$610,121

Interest Bearing Liabilities
Interest bearing demand accounts	$107,337	526	0.99%	$64,874	295	0.92%
Savings accounts	82,161	571	1.40%	77,965	575	1.49%
Money market accounts	115,359	1,680	2.93%	82,592	1,574	3.84%
Certificates of deposit	354,931	6,576	3.73%	172,821	3,862	4.51%
FHLB borrowings	172,863	3,152	3.67%	91,249	2,216	4.90%

Total interest bearing liabilities	832,651	12,505	3.02%	489,501	8,522	3.51%
Non-interest bearing deposits	61,839			43,243
Other liabilities	5,344			7,342
Total liabilities	899,834			540,086
Stockholders’ equity	167,886			70,035

Total liabilities & stockholders’ equity	$1,067,720	—		$610,121	—

Net interest income		$15,997			$9,569

Net interest spread			3.05%			2.93%
Net interest margin			3.41%			3.41%
Net interest income and margin (tax equivalent basis)(1)		$16,256	3.46%		$9,684	3.43%
Ratio of average interest earning assets to average interest bearing liabilities	113.44%			115.66%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $259,000 and $115,000 for the six month period ended June 30, 2008 and 2007 respectively. The average yield on investments increased to 5.52% from 5.11% for the six month period ended June 30, 2008 and increased to 4.90% from 4.52% for the six month period ended June 30, 2007.

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

	For the Three Months Ended June 30, 2008 Compared to June 30, 2007
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(in thousands)
Interest Earning Assets
Interest bearing deposits	$63	$(16)	$47
Investments	953	51	1,004
Mortgage-backed securities	310	18	328
Loans	5,346	(794)	4,552

Total interest income	6,672	(741)	5,931

Interest Bearing Liabilities
Interest bearing demand accounts	74	(69)	5
Savings accounts	15	(58)	(43)
Money market accounts	237	(272)	(35)
Certificates of deposit	1,795	(487)	1,308
FHLB borrowings	1,032	(299)	733

Total interest expense	3,153	(1,185)	1,968

Total net interest income	$3,519	$444	$3,963

CAPE BANCORP, INC. AND CAPE BANK

	For the Six Months Ended June 30, 2008 Compared to June 30, 2007
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(in thousands)
Interest Earning Assets
Interest bearing deposits	$100	$(26)	$74
Investments	1,656	161	1,817
Mortgage-backed securities	544	42	586
Loans	9,149	(1,215)	7,934

Total interest income	11,449	(1,038)	10,411

Interest Bearing Liabilities
Interest bearing demand accounts	210	21	231
Savings accounts	11	(15)	(4)
Money market accounts	517	(411)	106
Certificates of deposit	3,401	(687)	2,714
FHLB borrowings	1,508	(572)	936

Total interest expense	5,647	(1,664)	3,983

Total net interest income	$5,802	$626	$6,428

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

General. Net income increased $357 thousand or 36.4%, to $1.3 million for the three months ended June 30, 2008 from $980 thousand for the three months ended June 30, 2007. The six months ended June 30, 2008 reflected a net loss of $910 thousand, a decrease of $3.0 million from net income of $2.1 million reported for the six months ended June 30, 2007. The decrease was primarily the result of the Bank’s donation to its charitable foundation of $3.8 million, net of taxes, and approximately $785 thousand of expenses, net of taxes, associated with the Bank’s name change and costs related to the acquisition of Boardwalk Bank. These expenses were partially offset by increased net income resulting from the acquisition of Boardwalk Bank.

Interest Income. Interest income increased $5.9 million, or 65.1%, to $15.0 million for the three months ended June 30, 2008 from $9.1 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, interest income totaled $28.5 million, an increase of $10.4 million, or 57.5%, from the $18.1 million reported for the six months ended June 30, 2007. The increase for the quarter resulted primarily from a $4.6 million, or 58.6%, increase in interest income on loans. The increase for the six month period resulted primarily from a $7.9 million, or 51.4%, increase in interest income on loans. Average loans for the six months ended June 30, 2008 increased $286.7 million, or 63.2%, to $740.1 million, compared to $453.4 million for the six months ended June 30, 2007. The average yield on the loan portfolio decreased 51 basis points to 6.35% for the six months ended June 30, 2008 from 6.86% for the six months ended June 30, 2007, resulting from the decline in short term interest rates, indexed loans repricing at lower rates, and strong competition in a declining market for new loan originations. The increase in average balance of loans was the result of the acquisition of Boardwalk Bank during the period.

The average balance of investments and mortgage-backed securities increased $76.9 million, or 137.6% and $24.1 million, or 45.3% respectively, to $132.7 million and $77.2 million for the three

CAPE BANCORP, INC. AND CAPE BANK

months ended June 30, 2008, compared to $55.8 million and $53.1 million respectively for the three months ended June 30, 2007. The average balance of investments and mortgage-backed securities increased $65.0 million, or 115.8% and $20.8 million, or 39.4% respectively, to $121.1 million and $73.7 million for the six months ended June 30, 2008, compared to $56.1 million and $52.9 million respectively for the six months ended June 30, 2007. The average yield on investments increased 59 basis points to 5.11% from 4.52% for the six month period ended June 30, 2008. Mortgage-backed securities increased 17 points from 5.01% to 5.18% for the six month period ended June 30, 2008. The increase in the average balance of investments and mortgage-backed securities was the result of the acquisition of Boardwalk Bank during the period.

Interest Expense. Interest expense increased $2.0 million, or 45.6%, to $6.3 million for the three months ended June 30, 2008 from $4.3 million for the three months ended June 30, 2007. Interest expense increased $4.0 million, or 46.7%, to $12.5 million for the six months ended June 30, 2008 from $8.5 million for the six months ended June 30, 2007. The increase in interest expense primarily resulted from the acquisition of Boardwalk Bank, and higher rates paid for certificate of deposits as a result of strong competition among financial institutions.

Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $30 thousand, or 2.9%, to $993 thousand for the three months ended June 30, 2008 from $1.023 million for the three months ended June 30, 2007, and interest expense on certificates of deposit increased $1.3 million, or 65.2%, to $3.3 million for the three months ended June 30, 2008 from $2.0 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, interest expense on NOW and money market accounts increased $337 thousand, or 18.0%, to $2.2 million from $1.9 million for the six month period ended June 30, 2007. Interest expense on certificates of deposit increased $2.7 million, or 70.3%, to $6.6 million for the six months ended June 30, 2008 from $3.9 million for the six months ended June 30, 2007. The average rate paid on certificates of deposit decreased 78 basis points to 3.73 % for the six months ended June 30, 2008 from 4.51% for the six months ended June 30, 2007, while the average balance of certificates of deposit increased $182.1 million, or 105.4%, to $354.9 million for the six months ended June 30, 2008 from $172.8 million for the six months ended June 30, 2007. Similarly, the average rate paid on NOW and money market accounts decreased 56 basis points to 1.99% for the six months ended June 30, 2008 from 2.56% for the six months ended June 30, 2007. The average balance of NOW and money market accounts increased $75.2 million, or 18.0% to $222.7 million for the six months ended June 30, 2008 from $147.5 million for the six months ended June 30, 2007. We decreased rates on maturing certificates of deposit, and money market accounts in response to the decline in short term interest rates. The NOW and money market accounts average balance for the six months ended June 30, 2008 includes indexed priced municipal accounts, which did not exist in the prior year period, with an average balance of $23.5 million and an average rate of 2.37%. The overall increase in average total deposits was the result of the acquisition of Boardwalk Bank.

Interest expense on borrowings (Federal Home Loan Bank of New York advances) increased $734 thousand, or 74.2%, to $1.7 million for the three months ended June 30, 2008 from $1.0 million for the three months ended June 30, 2007. Interest expense on borrowings increased $936 thousand, or 42.2%, to $3.2 million for the six months ended June 30, 2008 from $2.2 million for the six months ended June 30, 2007. The average balance of borrowings increased $81.6 million, or 89.4%, to $172.9 million for the six months ended June 30, 2008 from $91.3 million for the six months ended June 30, 2007. These increases resulted primarily from the addition of $82.3 million in borrowings from the acquisition of Boardwalk Bank and replacement funding for certificate of deposit runoff. The average rate we paid on borrowings decreased 123 basis points to 3.67% for the six months ended June 30, 2008 from 4.90% for the six months ended June 30, 2007 resulting from the decline in short-term interest rates, and a higher proportional balance of overnight versus fixed rate advances.

CAPE BANCORP, INC. AND CAPE BANK

Net Interest Income. Net interest income increased $4.0 million, or 82.6%, to $8.8 million for the three months ended June 30, 2008 from $4.8 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, net interest income increased $6.4 million, or 67.2%, to $16.0 million from $9.6 million for the six months ended June 30, 2007.

We experienced an increase in our net interest rate spread of 17 basis points, to 3.09% for the three months ended June 30, 2008 from 2.92% for the three months ended June 30, 2007, and an increase in our net interest margin of 4 basis points, to 3.44% for the three months ended June 30, 2008 from 3.40% for the three months ended June 30, 2007. The increase in our net interest spread was a result of having more rate-sensitive liabilities than assets tied to short term interest rates, which declined during the period. The smaller increase in our net interest margin was due to the decline in the ratio of average interest earning assets to average interest bearing liabilities to 114.01% during the period ended June 30, 2008 from 115.58% for the period ended June 30, 2007.

We experienced an increase in our net interest rate spread of 12 basis points, to 3.05% for the six months ended June 30, 2008 from 2.93% for the six months ended June 30, 2007, and maintained our net interest margin of 3.41% for the six months ended June 30, 2008 and June 30, 2007. The increase in our net interest spread was a result of having more rate-sensitive liabilities than assets tied to short term interest rates, which declined during the period. The stable net interest margin was the result of the increase in net interest spread being offset by a decline in the ratio of average interest earning assets to average interest bearing liabilities to 113.44% during the period ended June 30, 2008 from 115.66% for the period ended June 30, 2007.

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

At June 30, 2008, Cape Bancorp’s loan loss reserves increased to $8.7 million from $8.2 million at March 31, 2008, an increase of $533 thousand or 6.5%. The loan loss ratio increased to 1.08% of gross loans from 1.02% of gross loans at March 31, 2008. The loan loss reserve to non-performing coverage ratio decreased to 33.9% at June 30, 2008 from 56.2% at March 31, 2008. The increase in the provision is the result of certain loans moving from risk weighting classification of special mention to substandard. The factors affecting the year-to-date changes, also affect quarter-to-date. For the quarter ended June 30, 2008, charge-offs were $31 thousand compared to $26 thousand for the quarter ended March 31, 2008, and were related to overdraft checking accounts reported as consumer loans.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $558 thousand and $840 thousand for the three and six months ended June 30, 2008, respectively and $78 thousand and $156 thousand for the three and six months ended June 30, 2007, respectively

Non-Interest Income. Non-interest income decreased $30 thousand or 3.0%, to $975 thousand for the three months ended June 30, 2008 from $1.0 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, non-interest income increased $24 thousand or 1.2%, to $2.1 million from $2.1 million for the six months ended June 30, 2007. The increase resulted from higher service fee income ($205 thousand) and an increase in net income from BOLI ($103 thousand) as a result of higher balances of BOLI associated with the acquisition of Boardwalk Bank. These increases were offset by a

CAPE BANCORP, INC. AND CAPE BANK

reduction in net gains on the sale of loans of $84 thousand and $187 thousand for the three and six month periods, respectively. For the quarter ending June 30, 2008, the Company recognized an other-than-temporary impairment charge to non-interest income totaling $201 thousand on equity securities of two financial institutions (Freddie Mac and Fannie Mae). In addition, for the quarter ending June 30, 2008, a $132 thousand charge to non-interest income was recognized resulting from the retirement of old equipment and replacement of signage associated with the acquisition of Boardwalk Bank. The six month period ended June 30, 2007 included a $50 thousand loss recovery on real estate foreclosed on in a prior year.

Non-Interest Expense. Non-interest expense increased $3.3 million to $7.5 million for the three months ended June 30, 2008. Non-interest expense increased $11.3 million to $19.7 million for the six months ended June 30, 2008. The year-to-date increase resulted primarily from a $6.3 million previously reported expense related to the formation of “The CapeBank Charitable Foundation”, and increased expenses directly related to the Boardwalk acquisition: increase compensation expense of $2.4 million, increase of $269 thousand in general advertising costs primarily as a result of Cape Bank’s name change, increased legal and audit fees of $311 thousand, occupancy and equipment expense of $737 thousand, office supplies of $207 thousand, and increased FDIC expense of $205 thousand were all factors in the year to year increase in expenses

Income Tax Expense. Income tax expense for the three months ended June 30, 2008 was $370 thousand, a decrease of $170 thousand, or 31.5%, from the $540 thousand recorded for the three months ended June 30, 2007. The provision for income taxes decreased $2.6 million to a tax benefit of $1.6 million for the six months ended June 30, 2008, compared to tax expense of $1.0 million for the six months ended June 30, 2007 as a result of the Bank’s contribution of $6.3 million to “The CapeBank Charitable Foundation”. Our effective tax rate was 21.7% for the three months ended June 30, 2008 compared to 35.5% for the three months ended June 30, 2007. Our effective tax rate was a benefit of 63.8% for the six months ended June 30, 2008 compared to 32.9% for the six months ended June 30, 2007, primarily a result of the net loss created by the Bank’s Charitable Foundation contribution.

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

CAPE BANCORP, INC. AND CAPE BANK

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

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Management Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, EVP/Chief Financial Officer, EVP/Chief Operating Officer, EVP/Chief Lending Officer, SVP of Residential Lending, Vice President Accounting/Finance and our Controller. The Interest Rate Risk Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

CAPE BANCORP, INC. AND CAPE BANK

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

The table below sets forth, as of June 30, 2008, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

CAPE BANCORP, INC. AND CAPE BANK

	Net Interest Income
Change in Interest Rates	Estimated Net Interest Income	Increase (decrease) in Estimated Net Interest Income
		Amount	Percent
(basis points)(1)	(dollars in thousands)
+200	$37,754	$(434)	-1.14%
+100	$38,064	$(124)	-0.32%
0	$38,188	$—	—
-100	$38,044	$(144)	-0.38%
-200	$37,097	$(1,091)	-2.86%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2008, in the event of a 100 basis point increase in interest rates, we would experience a $124 thousand decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $144 thousand decrease in net interest income.

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

During the quarter ended June 30, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the “Risk Factors” disclosed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2008.

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

CAPE BANCORP, INC.

Date: August 14, 2008	/s/ Herbert L. Hornsby, Jr.
Herbert L. Hornsby, Jr.
President and Chief Executive Officer

Date: August 14, 2008	/s/ Robert J. Boyer
Robert J. Boyer
Executive Vice President and Chief Financial Officer