Form 10-Q
period 2008-09-30
Cape Bancorp, Inc.
filed 2008-11-14
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐.

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

As of November 14, 2008 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1.	Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and December 31, 2007

(unaudited)

	September 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Cash & due from financial institutions	$16,257	$14,596
Federal funds sold	—	1,035

Cash and cash equivalents	16,257	15,631
Interest-earning deposits in other financial institutions	8,862	5,721
Investment securities available for sale, at fair value	131,958	62,128
Investment securities held to maturity (fair value of $47,921 at September 30, 2008 and $45,427 at December 31, 2007	48,186	45,140
Loans held for sale	—	350
Loans, net of allowance of $9,949 and $4,121	778,683	459,936
Accrued interest receivable	4,883	3,081
Premise and equipment, net	29,778	16,131
Federal Home Loan Bank (FHLB) stock, at cost	10,628	3,848
Bank owned life insurance (BOLI)	26,192	15,421
Deferred stock issuance and acquisition costs	—	1,916
Goodwill	54,523	—
Intangible assets	888	45
Other assets	17,421	4,463

Total assets	$1,128,259	$633,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$730,276	$465,648
Stock subscriptions	—	21,500
Borrowings	212,863	65,000
Advances from borrowers for taxes and insurance	706	651
Accrued interest payable	862	401
Other liabilities	5,870	7,782

Total liabilities	950,577	560,982

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares and 13,313,521 issued and outstanding in 2008	133	—
Additional paid-in capital	126,771	—
Unearned ESOP shares	(10,348)	—
Accumulated other comprehensive (loss) gain	(11,093)	293
Retained earnings	72,219	72,536

Total stockholders’ equity	177,682	72,829

Total liabilities & stockholders’ equity	$1,128,259	$633,811

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine months ended September 30, 2008 and September 30, 2007

(unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
	(in thousands, except share data)
Interest income:
Interest on loans	$12,523	$7,836	$35,888	$23,267
Interest and dividends on investments
Taxable	1,243	523	3,885	1,594
Tax-exempt	349	164	945	440
Interest on mortgage-backed securities	1,039	708	2,938	2,021

Total interest income	15,154	9,231	43,656	27,322

Interest expense:
Interest on deposits	4,286	3,631	13,639	9,937
Interest on borrowings	1,798	675	4,950	2,891

Total interest expense	6,084	4,306	18,589	12,828

Net interest income before provision for loan losses	9,070	4,925	25,067	14,494
Provision for loan losses	1,309	78	2,149	234

Net interest income after provision for loan losses	7,761	4,847	22,918	14,260

Non-interest income:
Service fees	898	621	2,389	1,838
Net gains on sale of loans	7	47	31	259
Net income from BOLI	263	167	753	457
Net rental income	83	85	258	254
Gain on sales of investment securities available for sale, net	—	—	2	—
Other than temporary impairment	(2,213)	—	(2,414)	—
Loss on disposal of other assets	(16)	(1)	(149)	(1)
Other	108	51	333	212

Total non-interest income	(870)	970	1,203	3,019

Non-interest expense:
Salaries and employee benefits	3,739	2,305	11,047	7,116
Occupancy & equipment	964	477	2,673	1,449
Federal insurance premiums	143	13	375	39
Data processing	322	230	1,048	701
Charitable Foundation contribution	—	—	6,256	—
Advertising	111	79	509	400
Telecommunications	211	148	670	410
Professional services	238	47	448	137
Investor relations	19	—	87	—
Other operating	975	615	3,353	2,066

Total non-interest expense	6,722	3,914	26,466	12,318

Income (loss) before income taxes	169	1,903	(2,345)	4,961
Income tax expense (benefit)	(424)	562	(2,028)	1,567

Net income (loss)	$593	$1,341	$(317)	$3,394

Earnings (loss) per share (see Note 4):
Basic	$0.05	n/a	$(0.06)	n/a
Diluted	$0.05	n/a	$(0.06)	n/a
Weighted average number of shares outstanding:
Basic	12,273,615	n/a	12,278,695	n/a
Diluted	12,273,615	n/a	12,278,695	n/a

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2008

(unaudited)

	Common Stock	Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)
Balance, December 31, 2007	$—	$—	$—	$72,536	$293	$72,829

Net loss	—	—	—	(317)	—	(317)

Other comprehensive loss, net of reclassification adjustments and taxes	—	—	—	—	(11,386)	(11,386)

Total comprehensive loss						(11,703)

Conversion from mutual to stock company and simultaneous acquisition of Boardwalk Bancorp	133	126,783	(10,658)	—	—	116,258
ESOP shares earned	—	(12)	310	—	—	298

Balance, September 30, 2008	$133	$126,771	$(10,348)	$72,219	$(11,093)	$177,682

See Notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2008 and 2007

(unaudited)

	Nine Months Ended September 30
	2008	2007
	(in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(317)	$3,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	2,149	234
Net gain on the sale of loans	(31)	(259)
Other than temporary impairment charge	2,414	—
Net gain on called investments	(2)	—
Earnings on BOLI	(753)	(457)
Depreciation and amortization	728	672
ESOP compensation expense	297	—
Stock issuance for charitable contribution	5,474	—
Deferred income taxes	(3,064)	89
Changes in assets and liabilities that (used) provided cash:
Loans held for sale	350	61
Accrued interest receivable	637	(265)
Other assets (prepaid and accounts receivable)	2,111	(1,036)
Accrued interest payable	(62)	(26)
Other liabilities	(2,238)	1,820

Net cash provided by operating activities	7,693	4,227

Cash Flows from Investing Activities
Proceeds from calls, maturities, and principal repayments of investment securities and mortgage-backed securities	55,889	33,365
Purchases of investment securities and mortgage-backed securities	(55,322)	(36,550)
Purchase of Federal Home Loan Bank stock	(2,951)	—
Decrease in interest-earning deposits in other financial institutions	523	(736)
Increase in loans, net	(6,394)	(3,650)
Purchase of property and equipment, net	(1,094)	(2,981)
Acquisition of Boardwalk Bancorp	(46,839)	—
Purchase of BOLI policy	—	(325)

Net cash used in investing activities	(56,188)	(10,877)
Cash Flows from financing activities
Net increase (decrease) in deposits	(56,075)	53,754
Increase in advances from borrowers for taxes and insurance	56	12
Borrowings	96,775	(39,000)
Payments on borrowings	(31,458)	(10,000)
Net proceeds from stock issuance in conversion	39,823	—

Net cash provided by financing activities	49,121	4,766

Net increase (decrease) in cash and cash equivalents	626	(1,884)
Cash and cash equivalents at beginning of period	15,631	17,492

Cash and cash equivalents at end of period	$16,257	$15,608

Supplemental disclosure of cash flow information:
Cash paid during period for
Income taxes, net of refunds	$253	$1,502

Interest	$18,128	$12,855

Non-cash disclosure of financing activities
Stock subscriptions applied to equity	$21,500	NA
Issuance of stock to charitable foundation	$5,474	NA
Issuance of stock for acquisition of Boardwalk Bancorp	$49,461	NA

See Notes to unaudited consolidated financial statements.

Notes to Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Cape Bancorp, Inc. did not become the holding company for Cape Bank (“Bank”) until January 31, 2008. Accordingly the information presented as of and for the year ended December 31, 2007 is for Cape Bank and its subsidiaries.

NOTE 2 – ORGANIZATION

On January 31, 2008, Cape Bancorp (“Company”) completed its initial public stock offering in connection with the mutual to stock conversion of Cape Bank and the simultaneous acquisition by Cape Bancorp of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly owned New Jersey-chartered bank subsidiary, Boardwalk Bank (“Boardwalk”).

In the offering, the Company sold 7,820,000 shares of its common stock at $10.00 per share to depositors; Cape Bank’s tax qualified employee benefit plans and the general public in subscription, community and syndicated offerings. The Company also issued 547,400 shares of its common stock and contributed $782,000 in cash to The CapeBank Charitable Foundation. Cape Bancorp loaned $10,658,253 to the Bank’s employee stock ownership plan and the ESOP used these funds to acquire 1,065,082 shares of common stock at an average price of $10.01 per share.

As a result of the transactions, Cape Bancorp has 13,313,521 issued and outstanding shares of common stock.

In the acquisition of Boardwalk Bancorp, Cape Bancorp issued merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. With the acquisition of Boardwalk Bank, Cape Bank now operates 18 full service branches in Cape May and Atlantic Counties, New Jersey. On March 17, 2008, Boardwalk’s Cape May branch office was consolidated with Cape Bank’s Cape May branch office, and on June 16, 2008, Boardwalk’s Galloway branch was consolidated with Cape Bank’s Galloway branch office. Both unoccupied properties are currently listed for sale. On June 30, 2008, the former Boardwalk loan production office which leased space in Vineland, Cumberland County, New Jersey was closed. On September 30, 2008 the leased office space of the former Boardwalk loan center in Linwood, Atlantic County, New Jersey was closed.

Cape Bank is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its eighteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry.

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its wholly-owned subsidiary Cape Bank and Cape Bank’s wholly-owned subsidiaries, Cape New Jersey Investment Company, Cape Delaware Investment Company, Cape May County Savings Service Corporation and CASABA Real Estate Holding Corporation. Cape May County Savings Service Corporation is presently inactive. Intercompany transactions and balances are eliminated in consolidation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Loans and Allowance for Loan Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

Income recognition of interest is discontinued when, in the opinion of management, the collectability of such interest becomes doubtful. A commercial loan is generally classified as nonaccrual when the loan is 90 days or more delinquent. Consumer and residential loans are classified as nonaccrual when the loan is 90 days or more delinquent with a loan to value ratio greater than 70 percent. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition,

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance is made when the loan is transferred to other real estate owned or a determination of loss is made.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Bank Owned Life Insurance (BOLI): The Bank has an investment of bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies and the amount recorded is the cash surrender value, which is the amount realizable.

Defined Benefit Plan: The Bank participates in a multi-employer defined benefit plan. The plan was amended to freeze participation to new employees commencing January 1, 2008. Employees who became eligible to participate prior to January 1, 2008, will continue to accrue a benefit under the plan. The Bank accrues pension costs as incurred. The plan was further amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

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

Income Taxes: Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation, deferred loan fees, charitable contribution carry forwards, accumulated depreciation and other-than-temporary impairment charges.

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

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
For the three months ended September 30, 2008
Unrealized gains (losses) on securities
Unrealized holding losses arising during period	$(10,864)	$3,694	$(7,170)
Reclassification adjustment for losses realized in net income	2,213	(753)	1,460

Other comprehensive loss, net	$(8,651)	$2,941	$(5,710)

For the three months ended September 30, 2007
Unrealized gains (losses) on securities
Unrealized holding gains arising during period	$414	$(145)	$269
Reclassification adjustment for losses realized in net income	—	—	—

Other comprehensive income, net	$414	$(145)	$269

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
For the nine months ended September 30, 2008
Unrealized gains (losses) on securities
Unrealized holding losses arising during period	$(19,743)	$6,772	$(12,971)
Reclassification adjustment for losses realized in net income	2,412	(827)	1,585

Other comprehensive loss, net	$(17,331)	$5,945	$(11,386)

For the nine months ended September 30, 2007
Unrealized gains (losses) on securities
Unrealized holding gains arising during period	$512	$(179)	$333
Reclassification adjustment for losses realized in net income	—	—	—

Other comprehensive income, net	$512	$(179)	$333

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

The following is a reconciliation of the calculation of basic earnings per share for the periods January 31, 2008 through September 30, 2008, and July 1, 2008 through September 30, 2008. There are no potentially dilutive common shares at or for the period ended September 30, 2008.

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008
	(in thousands, except share data)
Net income (loss)	$593	$(317)
Less net income from January 1 to January 31	—	(402)

Net income (loss) post conversion for earnings per share	$593	$(719)

Weighted average shares outstanding	12,273,615	12,278,695
Basic earnings (loss) per share	$0.05	$(0.06)

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

The Company used the following methods and significant assumptions to estimate the fair value of items:

Securities: The fair values of securities available for sale are determined by nationally recognized third party vendors who obtain quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs).

Loans: Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis. A loan is impaired when full payment under the loan terms is not expected. Commercial business and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

NOTE 5 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observation Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$131,958	—	$131,958	—
Impaired loans	$22,298	—	—	$22,298

Impaired loans are evaluated using the following factors: fair value of the collateral, cash flows, financial condition, industry sector and specific management knowledge of credits. As of September 30, 2008 these loans had a carrying amount of $22.3 million, with a valuation allowance of $3.7 million.

NOTE 6 – LOANS RECEIVABLE

Loans receivable consists of the following;

	September 30, 2008	December 31, 2007
	(in thousands)
Commercial mortgage	$410,641	$199,777
Residential mortgage	218,698	175,809
Construction	55,179	38,554
Home equity loans and lines of credit	46,384	37,308
Commercial business loans	56,640	12,018
Other consumer loans	1,443	1,257

Total loans	788,985	464,723
Less
Allowance for loan losses	(9,949)	(4,121)
Deferred loan fees	(353)	(666)

Loans receivable, net	$778,683	$459,936

Activity in the allowance for loan losses is as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Balance at beginning of year	$4,121	$4,009
Allowance from acquired entity	3,791	—
Provisions charged to operations	2,149	357
Reserve on loan commitments re-classified as other liabilities	—	(56)
Charge-offs	(132)	(232)
Recoveries	20	43

Balance at end of period	$9,949	$4,121

Individually impaired as follows:
	September 30, 2008	December 31, 2007
	(in thousands)
Period-end loans with no allocated allowance for loan losses	$575	$633
Period-end loans with allocated allowance for loan losses	21,723	3,319

Total	$22,298	$3,952

Amount of the allowance for loan losses allocated	$3,655	$778

NOTE 7 – ACQUISITION OF BOARDWALK BANCORP

On January 31, 2008, Cape Bancorp, Inc. acquired Boardwalk Bancorp, Inc, as previously discussed in Note 1. As a result of the acquisition, Cape Bancorp expects to further solidify its market share in the southern New Jersey market, expand it’s customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers, including expansion of services to commercial loan customers.

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

Net assets acquired are shown in the table below (in thousands):

Securities available for sale	$92,949
Loans, net	314,471
Goodwill	54,523
Core deposit and other intangibles	1,050
Other assets	40,027

Total assets acquired	503,020

Deposits	(320,520)
Borrowings	(82,729)
Other liabilities	(848)

Total liabilities assumed	(404,097)

Net assets acquired	$98,923

NOTE 7 – ACQUISITION OF BOARDWALK BANCORP (Continued)

Boardwalk Bancorp Inc’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date. Pro forma condensed consolidated income statements for the quarter ended September 30, 2008 and 2007 are shown as if the merger occurred at the beginning of each period presented as follows (in thousands):

	For the nine months ended September 30
	2008	2007
Interest and dividend income	$46,046	$48,979
Interest expense	19,948	24,749

Net interest income	26,098	24,230
Provision for loan losses	2,149	656

Net interest income after provision for loan losses	23,949	23,574

Non-interest income	1,324	2,597
Non-interest expense	29,040	20,583

Income (loss) before income taxes	(3,767)	5,588
Income tax expense (benefit)	(2,234)	1,548

Net income (loss)	$(1,533)	$4,040

Basic EPS	$(0.12)	N/A

Non-interest expense for the nine months ended September 30, 2008 includes a $6.3 million expense ($3.8 million net of tax) for a contribution to the charitable foundation established and funded in connection with the stock conversion. Non-interest income for the nine months ended September 30, 2008 includes a $2.4 million charge ($1.6 million net of tax) for other-than-temporary impairment on investment securities. Non-interest income for the nine months ended September 30, 2007 includes a $1.5 million charge for other-than-temporary impairment on investment securities.

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

Overview

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth, reaching $633.8 million in assets at December 31, 2007. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At December 31, 2007, Boardwalk Bancorp had total assets of $450.2 million. As of September 30, 2008 Cape Bank had $1.13 billion in total assets.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

At September 30, 2008, the Company’s total assets increased to $1.13 billion from $633.8 million at December 31, 2007, an increase of $496.2 million or 78.3%. Assets increased by $450.2 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. As a result of the acquisition, goodwill and intangible assets increased by $55.4 million. Subsequent to the closing of the acquisition, asset decline for the remainder of the nine months ended September 30, 2008, totaled $10.4 million or 0.9%.

Cash and cash equivalents increased $0.7 million, or 4.5%, to $16.3 million at September 30, 2008 from $15.6 million at December 31, 2007.

At September 30, 2008, the Company’s total net loans increased to $778.7 million from $459.9 million at December 31, 2007, an increase of $318.8 million or 69.3%. Net loans increased by $314.5 million, net of an allowance for loan losses of $3.8 million, as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. Subsequent to the closing of the acquisition, loan growth for the remainder of the nine months ended September 30, 2008, totaled $5.3 million or 0.7%.

At September 30, 2008, the Company had $33.3 million in total delinquent loans (includes non-performing) or 4.22% of total gross loans, an increase from $15.7 million or 3.4% at December 31, 2007. Total delinquent loans increased by $16.0 million as a result of Cape Bancorp’s acquisition of Boardwalk Bancorp on January 31, 2008, and increased $1.6 million subsequent to the closing of the acquisition. Total delinquent loans by portfolio were $29.6 million of commercial mortgages, $2.9 million of residential mortgages and $835 thousand of consumer loans. Delinquent loan balance by number of days delinquent was as follows: 31 to 60 days – $9.1 million, 61 to 90 days – $1.9 million, and 90 days and greater – $22.3 million.

At September 30, 2008, the Company had $22.3 million in non-performing loans or 2.83% of total gross loans, an increase from $4.0 million or 0.9% at December 31, 2007. Total non-performing loans increased by $6.2 million as a result of Cape Bancorp’s acquisition of Boardwalk Bancorp on January 31, 2008 and increased $12.1 million subsequent to the closing of the acquisition. Total non-performing loans by portfolio were $21.2 million of commercial mortgages, and $1.1 million of residential mortgages.

Commercial non-performing loans had collateral type concentrations of 17% in residential, duplex and multi-family related loans, 22% in land and building lot related loans, 14% in retail store and restaurant related loans, 26% in marina and auto dealership related loans, 7% in B&B and hotel related loans and 13% in commercial building and equipment related loans. The three largest relationships in this category of non-performing loans are $3.5 million, $2.7 million, and $2.5 million.

While non-performing loans increased subsequent to the acquisition by $12.1 million, total delinquent loans (including non-performing loans) increased only $1.6 million. We believe we have identified the problem loans and are not continuing to see a trend of increasing delinquencies. Cape Bank is aggressively managing all loan relationships, and where necessary, will apply its loan workout experience to protect its collateral position and actively negotiate with mortgagors to bring resolution to these non-performing loans.

At September 30, 2008, the Bank’s total investment securities increased to $180.1 million ($132.0 million classified as available-for-sale or 73%) from $107.3 million at December 31, 2007, an increase of $72.8 million or 67.8%. Securities increased by $98.1 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. For the period January 31, 2008 through September 30, 2008, investment securities decreased $24.5 million or 12.0%. Management evaluates the portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Factors considered in the analysis are credit agency downgrades, changes in projected cash flows that are not adequate to meet contractual obligations, and declines in market value of securities that remain depressed for a substantial period of time, and where applicable, several external sources are utilized to ascertain market pricing.

During the nine month period ended September 30, 2008, the collateralized debt obligation portion of the investment portfolio declined in value by approximately $15.2 million. This decline in value excludes an unrealized loss of $4.8 million that existed on the date of acquisition which was recorded as an adjustment to book value through purchase accounting. At September 30, 2008, the cost basis of such securities was $25.1 million with a fair market value of $10.0 million. Market value has been adversely affected by the prolonged existence of an illiquid market for these securities. For the quarter ended September 30, 2008, the Bank recognized an other-than-temporary impairment charge of $2.2 million pre-tax which includes: a charge of $976 thousand on equity securities of two financial institutions (Freddie Mac and Fannie Mae), leaving a current book value of $96 thousand, and an OTTI charge of $1.2 million on a collateralized debt obligation (CDO), leaving a current book value of $498 thousand. The decision to take an OTTI charge against the CDO was evident after management received notification from the security underwriter that additional bank defaults occurred during the quarter, no interest payments realized on the security for two consecutive quarters, and security showed an adverse change in the projected cash flow analysis which was not adequate to meet the contractual obligation.

For the quarter ended September 30, 2008, we had one corporate note that was downgraded, resulting in no adverse impact on the valuation of this security. Subsequent to the quarter end, Moody’s announced on November 12, 2008 credit rating downgrades that affected three CDO securities in our portfolio. Management has considered this additional information and has determined that it has no current adverse impact on the valuation of these securities.

The table below reflects the write-downs by the associated portfolio type and their current balances.

	For the Three Months Ended September 30, 2008			For the Nine Months Ended September 30, 2008
Portfolio	Fair Value	Amortized Cost	Write-downs	Fair Value	Amortized Cost	Write-downs
	(in thousands)
FNMA & FHLMC Preferred Stock	$96	$96	$(976)	$96	$96	$(1,176)
Collateralized Debt Obligations	9,858	25,063	(1,238)	9,858	25,063	(1,238)

	$9,954	$25,159	$(2,213)	$9,954	$25,159	$(2,414)

At September 30, 2008, the Company’s total deposits increased to $730.3 million from $465.6 million at December 31, 2007, an increase of $264.7 million or 56.9%. Deposits increased by $320.5 million as a result of our acquisition of Boardwalk, and includes purchase accounting adjustments of $1.1 million. Subsequent to the closing of the acquisition, deposit decline for the nine months ended September 30, 2008, totaled $45.4 million or 5.9%. This decline was attributable to a high volume of certificate of deposit maturities that did not renew with Cape Bank, as management determined to increase borrowings as a funding source in lieu of renewing high cost certificates of deposit.

Certificates of deposit increased $169.5 million, or 96.5%, to $345.2 million at September 30, 2008 from $175.7 million at December 31, 2007, and NOW and money market accounts increased $58.3 million, or 34.4%, to $227.8 million at September 30, 2008 from $169.5 million at December 31, 2007. Savings accounts increased $3.0 million, or 3.8%, to $82.5 million at September 30, 2008 from $79.5 million at December 31, 2007. Non-interest bearing deposits increased $33.9 million, or 82.9%, to $74.8 million at September 30, 2008 from $40.9 million at December 31, 2007. Total non-certificate deposit balances increased $8.9 million, or 2.4%, to $385.1 million at September 30, 2008 from $376.2 million at January 31, 2008.

Borrowings increased $147.9 million, or 227.5%, to $212.9 million at September 30, 2008 from $65.0 million at December 31, 2007. Borrowings increased by $82.3 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. The increase in borrowings was at a lower cost compared to funding through certificate of deposits. At September 30, 2008, Cape Bank’s borrowings to assets ratio increased to 18.9% from 10.3% at December 31, 2007. Borrowings to total liabilities increased to 22.4% at September 30, 2008 from 11.6% at December 31, 2007.

At September 30, 2008, the Company’s total equity increased to $177.7 million from $72.8 million at December 31, 2007, an increase of $104.9 million or 144.1%. Equity increased by $61.5 million from the net proceeds of 7,820,000 shares of stock sold in the initial public offering, net of a loan to our ESOP of $10.7 million, $49.5 million as a result of the issuance of 4,946,121 shares for the purchase of Boardwalk Bancorp stock, and $5.5 million as a result of the issuance of stock to the charitable foundation. These increases were offset by a net income loss of $317 thousand and an increase in accumulated other comprehensive loss of $11.4 million. Stockholders’ equity totaled $177.7 million or 15.74% of period end assets, and tangible equity totaled $122.3 million or 11.4% of period end tangible assets.

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

	For the Three Months Ended September 30
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(Dollars in thousands)
Interest Earning Assets
Interest earning deposits	$7,689	$53	2.74%	$2,346	$29	4.90%
Investments	119,060	1,539	5.14%	56,516	658	4.62%
Mortgage-backed securities	82,577	1,039	5.01%	54,585	708	5.15%
Loans	789,943	12,523	6.31%	454,355	7,836	6.84%

Total interest earning assets	999,269	$15,154	6.03%	567,802	$9,231	6.45%
Non-interest earning assets	146,135			52,296
Allowance for loan losses	(8,855)			(3,957)

Total assets	$1,136,549			$616,141

Interest Bearing Liabilities
Interest bearing demand accounts	$109,780	$296	1.07%	$83,786	$357	1.69%
Savings accounts	83,574	273	1.30%	80,672	357	1.76%
Money market accounts	126,621	782	2.46%	85,305	830	3.86%
Certificates of deposit	345,384	2,935	3.38%	179,430	2,087	4.61%
FHLB borrowings	205,655	1,798	3.48%	57,946	675	4.62%

Total interest bearing liabilities	871,014	$6,084	2.78%	487,139	$4,306	3.51%
Non-interest bearing deposits	75,890			49,316
Other liabilities	6,896			7,876

Total liabilities	953,800			544,331
Stockholders’ equity	182,749			71,810

Total liabilities & stockholders’ equity	$1,136,549	—		$616,141	—

Net interest income		$9,070			$4,925

Net interest spread			3.25%			2.94%
Net interest margin			3.61%			3.44%
Net interest income and margin (tax equivalent basis)(1)		$9,224	3.67%		$4,993	3.49%
Ratio of average interest earning assets to average interest bearing liabilities	114.72%			116.56%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $154,000 and $68,000 for the three month period ended September 30, 2008 and 2007 respectively. The average yield on investments increased to 5.64% from 5.14% for the three month period ended September 30, 2008 and increased to 5.10% from 4.62% for the three month period ended September 30, 2007.

	For the Nine Months Ended September 30
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(Dollars in thousands)
Interest Earning Assets
Interest earning deposits	$9,029	$216	3.20%	$3,304	$118	4.77%
Investments	120,804	4,614	5.10%	56,260	1,916	4.55%
Mortgage-backed securities	76,731	2,938	5.11%	53,450	2,021	5.06%
Loans	758,193	35,888	6.32%	453,691	23,267	6.86%

Total interest earning assets	964,757	$43,656	6.04%	566,705	$27,322	6.45%
Non-interest earning assets	135,843			49,422
Allowance for loan losses	(7,960)			(3,977)

Total assets	$1,092,640			$612,150

Interest Bearing Liabilities
Interest bearing demand accounts	$105,894	$822	1.04%	$71,247	$652	1.22%
Savings accounts	82,661	845	1.37%	78,877	932	1.58%
Money market accounts	119,309	2,462	2.76%	83,506	2,404	3.85%
Certificates of deposit	352,717	9,510	3.60%	175,049	5,949	4.54%
FHLB borrowings	184,233	4,950	3.59%	80,026	2,891	4.83%

Total interest bearing liabilities	844,814	$18,589	2.94%	488,705	$12,828	3.51%
Non-interest bearing deposits	68,922			45,290
Other liabilities	5,866			7,522

Total liabilities	919,602			541,517
Stockholders’ equity	173,038			70,633

Total liabilities & stockholders’ equity	$1,092,640	—		$612,150	—

Net interest income		$25,067			$14,494

Net interest spread			3.10%			2.94%
Net interest margin			3.47%			3.42%
Net interest income and margin (tax equivalent basis)(1)		$25,479	3.53%		$14,677	3.45%
Ratio of average interest earning assets to average interest bearing liabilities	114.20%			115.96%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $412,000 and $183,000 for the nine month period ended September 30, 2008 and 2007 respectively. The average yield on investments increased to 5.54% from 5.10% for the nine month period ended September 30, 2008 and increased to 4.97% from 4.55% for the nine month period ended September 30, 2007.

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

	For the Three Months Ended September 30, 2008 Compared to September 30, 2007
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(in thousands)
Interest Earning Assets
Interest earning deposits	$37	$(13)	$24
Investments	808	73	881
Mortgage-backed securities	352	(21)	331
Loans	5,320	(633)	4,687

Total interest income	$6,517	$(594)	$5,923

Interest Bearing Liabilities
Interest bearing demand accounts	$70	$(131)	$(61)
Savings accounts	9	(93)	(84)
Money market accounts	255	(303)	(48)
Certificates of deposit	1,410	(562)	848
FHLB borrowings	1,291	(168)	1,123

Total interest expense	3,035	(1,257)	1,778

Total net interest income	$3,482	$663	$4,145

	For the Nine Months Ended September 30, 2008 Compared to September 30, 2007
	Increase (Decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(in thousands)
Interest Earning Assets
Interest earning deposits	$138	$(40)	$98
Investments	2,472	226	2,698
Mortgage-backed securities	899	18	917
Loans	14,511	(1,889)	12,622

Total interest income	$18,020	$(1,685)	$16,335

Interest Bearing Liabilities
Interest bearing demand accounts	$273	$(104)	$169
Savings accounts	37	(125)	(88)
Money market accounts	852	(794)	58
Certificates of deposit	4,820	(1,259)	3,561
FHLB borrowings	2,814	(754)	2,060

Total interest expense	8,796	(3,036)	5,760

Total net interest income	$9,224	$1,351	$10,575

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007

General. Net income decreased $748 thousand or 55.8%, to $593 thousand for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. The nine months ended September 30, 2008 reflected a net loss of $317 thousand, a decrease of $3.7 million from net income of $3.4 million reported for the nine months ended September 30, 2007. The decrease was primarily the result of the Bank’s donation to its charitable foundation of $3.8 million, net of taxes, approximately $785 thousand of expenses, net of taxes, associated with the Bank’s name change and costs related to the acquisition of Boardwalk Bank, and OTTI charges of $2.4 million on investment securities. These expenses were partially offset by a tax benefit of $2.0 million and increased net income resulting from the acquisition of Boardwalk Bank.

Interest Income. Interest income increased $5.9 million, or 64.1%, to $15.1 million for the three months ended September 30, 2008, from $9.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 interest income totaled $43.6 million, an increase of $16.3 million, or 59.7%, from the $27.3 million reported for the nine months ended September 30, 2007. The increase for the quarter resulted primarily from a $4.7 million, or 59.8%, increase in interest income on loans. The increase for the nine month period resulted primarily from a $12.6 million, or 54.2%, increase in interest income on loans. Average loans for the nine months ended September 30, 2008, increased $304.5 million, or 67.1%, to $758.2 million, compared to $453.7 million for the nine months ended September 30, 2007. The average yield on the loan portfolio decreased 54 basis points to 6.32% for the nine months ended September 30, 2008 from 6.86% for the nine months ended September 30, 2007, resulting from the decline in short term interest rates, indexed loans repricing at lower rates, and strong competition in a declining market for new loan originations. The increase in average balance of loans was the result of the acquisition of Boardwalk Bank during the period.

The average balance of investments and mortgage-backed securities increased $62.5 million, or 110.7% and $28.0 million, or 51.3% respectively, to $119.1 million and $82.6 million for the three months ended September 30, 2008, compared to $56.5 million and $54.6 million respectively for the three months ended September 30, 2007. The average balance of investments and mortgage-backed securities increased $64.5 million, or 114.7% and $23.3 million, or 43.6% respectively, to $120.8 million and $76.7 million for the nine months ended September 30, 2008, compared to $56.3 million and $53.4 million respectively for the nine months ended September 30, 2007. The average yield on investments increased 55 basis points to 5.10%, from 4.55% for the nine month period ended September 30, 2008. Mortgage-backed securities increased 5 basis points from 5.11% to 5.06% for the nine month period ended September 30, 2008. The increase in the average balance and yield on investments and mortgage-backed securities was the result of the acquisition of Boardwalk Bank during the period.

Interest Expense. Interest expense increased $1.8 million, or 41.3%, to $6.1 million for the three months ended September 30, 2008, from $4.3 million for the three months ended September 30, 2007. Interest expense increased $5.8 million, or 44.9%, to $18.6 million for the nine months ended September 30, 2008, from $12.8 million for the nine months ended September 30, 2007. The increase in interest expense primarily resulted from the acquisition of Boardwalk Bank.

Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $109 thousand, or 9.2%, to $1.1 million for the three months ended September 30, 2008, from $1.2 million for the three months ended September 30, 2007, and interest expense on certificates of deposit increased $848 thousand, or 40.6%, to $2.9 million for the three months ended September 30, 2008, from $2.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest expense on NOW and money market accounts increased $228 thousand, or 7.5%, to $3.3 million, from $3.1 million for the nine month period ended September 30, 2007. Interest expense on certificates of deposit increased $3.6 million, or 59.9%, to $9.5 million for the nine months ended September 30, 2008, from $5.9 million for the nine months ended September 30, 2007. The average rate paid on certificates of deposit decreased 94 basis points to 3.60% for the nine months ended September 30, 2008, from 4.54% for the nine months ended September 30, 2007, while the average balance of certificates of deposit increased $177.7 million, or 101.5% to $352.7 million for the nine months ended September 30, 2008, from $175.0 million for the nine months ended September 30, 2007. Similarly, the average rate paid on NOW and money market accounts decreased 69 basis points to 1.95% for the nine months ended September 30, 2008, from 2.64% for the nine months ended September 30, 2007. The average balance of NOW and money market accounts increased $70.5 million, or 45.5% to $225.2 million for the nine months ended September 30, 2008, from $154.7 million for the nine months ended September 30, 2007. We decreased rates on maturing certificates of deposit, and money market accounts in response to the decline in short term interest rates. The NOW and money market accounts average balance includes indexed priced municipal accounts for the nine months ended September 30, 2008, with an average balance of $23.5 million and an average rate of 2.06%, and for the nine months ended September 30, 2007, these funds only existed from May 2007, with an average balance of $19.8 million and an average rate of 4.86%. The overall increase in average total deposits was the result of the acquisition of Boardwalk Bank.

Interest expense on borrowings (Federal Home Loan Bank of New York advances) increased $1.1 million, or 166.4%, to $1.8 million for the three months ended September 30, 2008 from $675 thousand for the three months ended September 30, 2007. Interest expense on borrowings increased $2.1 million, or 71.2%, to $5.0 million for the nine months ended September 30, 2008, from $2.9 million for the nine months ended September 30, 2007. The average balance of borrowings increased $104.2 million, or 130.2%, to

$184.2 million for the nine months ended September 30, 2008, from $80.0 million for the nine months ended September 30, 2007. These increases resulted primarily from the addition of $82.3 million in borrowings from the acquisition of Boardwalk Bank and replacement funding for certificate of deposit runoff. The average rate we paid on borrowings decreased 124 basis points to 3.59% for the nine months ended September 30, 2008, from 4.83% for the nine months ended September 30, 2007 resulting from the decline in short-term interest rates, and a higher proportional balance of overnight versus fixed rate advances.

Net Interest Income. Net interest income increased $4.2 million, or 84.1%, to $9.1 million for the three months ended September 30, 2008, from $4.9 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, net interest income increased $10.6 million, or 73.0% to $25.1 million from $14.5 million for the nine months ended September 30, 2007.

We experienced an increase in our net interest rate spread of 31 basis points, to 3.25% for the three months ended September 30, 2008, from 2.94% for the three months ended September 30, 2007, and an increase in our net interest margin of 17 basis points, to 3.61% for the three months ended September 30, 2008, from 3.44% for the three months ended September 30, 2007. The increase in our net interest spread was a result of having more rate-sensitive liabilities than assets tied to short term interest rates, which declined during the period. The smaller increase in our net interest margin was due to the decline in the ratio of average interest earning assets to average interest bearing liabilities to 114.7% during the nine period ended September 30, 2008, from 116.6% for the period ended September 30, 2007.

We experienced an increase in our net interest rate spread of 16 basis points, to 3.10% for the nine months ended September 30, 2008, from 2.94% for the nine months ended September 30, 2007. In addition, the net interest margin increased 5 basis points to 3.47% for the nine months ended September 30, 2008, from 3.42% for the nine months ended September 30, 2007. The increase in our net interest spread was a result of having more rate-sensitive liabilities than assets tied to short term interest rates, which declined during the period. The stable net interest margin was the result of the increase in net interest spread being offset by a decline in the ratio of average interest earning assets to average interest bearing liabilities to 114.2% during the nine month period ended September 30, 2008 from 116.0% for the nine month period ended September 30, 2007.

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

At September 30, 2008, the Company’s allowance for loans losses increased to $9.9 million from $8.7 million at June 30, 2008, an increase of $1.2 million or 14.3%. The allowance for loan loss ratio increased to 1.26% of gross loans at September 30, 2008, from 1.08% of gross loans at June 30, 2008. The allowance for loan losses to non-performing loans coverage ratio increased to 44.6% at September 30, 2008, from 33.9% at June 30, 2008. The increase in the provision for loan losses during the quarter is the result of management’s analysis of impaired loans which required an increase to $3.7 million at September 30, 2008 from $2.1 million at June 30, 2008, offset by a decline in total loans. For the quarter ended September 30, 2008, charge-offs were $31 thousand compared to $26 thousand for the quarter ended June 30, 2008, and were related to overdraft checking accounts reported as consumer loans.

We recorded a provision for loan losses of $1.3 million and $2.1 million for the three and nine months ended September 30, 2008, respectively, compared to $78 thousand and $234 thousand for the three and nine months ended September 30, 2007, respectively. The increase in the provision for losses over the prior year correlates to management’s analysis of impaired loans.

Non-Interest Income. Non-interest income decreased $1.8 million or 189.7%, to $(870) thousand for the three months ended September 30, 2008, from $970 thousand for the three months ended September 30, 2007. For the nine months ended September 30, 2008, non-interest income decreased $1.8 million or 60.2%, to $1.2 million from $3.0 million for the nine months ended September 30, 2007. The decrease resulted from the Bank recognizing an other-than-temporary impairment charge to non-interest income on equity securities of two financial institutions (Freddie Mac and Fannie Mae) totaling $975 thousand and $1.2 million for the three and nine month periods, respectively and an additional OTTI charge of $1.2 million on a collateralized debt obligation. The decline in non-interest income was partially offset by higher service fee income of $277 thousand and $551 thousand for the three and nine month periods, respectively and an increase in income from BOLI of $96 thousand and $296 thousand for the three and nine month periods. These increases are primarily associated with the acquisition of Boardwalk Bank. The increases were offset by a reduction in net gains on the sale of loans of $40 thousand and $228 thousand for the three and nine month periods, respectively. In addition, for the three and nine month periods, a $16 thousand and $149 thousand charge to non-interest income was recognized resulting from the retirement of old equipment and replacement of signage associated with the acquisition of Boardwalk Bank. The nine month period ended September 30, 2007 also included a $50 thousand loss recovery on real estate foreclosed on in a prior year.

Non-Interest Expense. Non-interest expense increased $2.8 million to $6.7 million for the three months ended September 30, 2008. Non-interest expense increased $14.1 million to $26.5 million for the nine months ended September 30, 2008. The year-to-date increase resulted primarily from a $6.3 million previously reported expense related to the formation of The CapeBank Charitable Foundation, increased expenses directly related to the Boardwalk acquisition, increased compensation expense of $3.9 million, increased Data Processing expenses of $347 thousand, an increase of $109 thousand in general advertising costs primarily as a result of Cape Bank’s name change, increased professional services (audit and legal) of $311 thousand, increased occupancy and equipment expenses of $1.2 million, increased telecommunications expense of $260 thousand, increased office supply expense of $244 thousand, and increased FDIC expense of $336 thousand.

Income Tax Expense. For the three months ended September 30, 2008 the income tax benefit was $424 thousand, compared to an income tax provision of $562 thousand for the three months ended September 30, 2007, a change of $986 thousand. The provision for income taxes decreased $3.6 million to a tax benefit of $2.0 million for the nine months ended September 30, 2008, compared to tax expense of $1.6 million for the nine months ended September 30, 2007 as a result of the Bank’s contribution of $6.3 million to The CapeBank Charitable Foundation. The effective tax rate was a benefit of 250.9% for the three months ended September 30, 2008 compared to 29.5% for the three months ended September 30, 2007. Our effective tax rate was a benefit of 86.5% for the nine months ended September 30, 2008 compared to 31.6% for the nine months ended September 30, 2007. The change in the effective tax rate is a result of an increase in non-taxable items including interest on tax-exempt securities of $500 thousand and BOLI income of $300 thousand and a $400 thousand deduction for merger and acquisition costs that were capitalized for book purposes. Additionally, the non-taxable items represent a larger portion of the pre-tax loss of $2.3 million for the nine months ended September 30, 2008 than those items do when compared to the pre-tax income of $5.0 million for the nine months ended September 30, 2007.

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

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity loans, and consumer loans, are evaluated in the aggregate under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, peer group data, and single and total credit exposure. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, commercial business loans, and construction loans are evaluated individually for impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, an Amendment of SFAS No. 114”. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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

Goodwill Impairment. The Bank follows the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” and performs an annual impairment test of goodwill. However, when circumstances indicate that an event has occurred during an interim period, the Bank will perform an impairment test at that time. The Bank determined that such an event did not occur during the quarter ended September 30, 2008.

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

The table below sets forth, as of September 30, 2008, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated Net Interest	Increase (decrease) in Estimated Net Interest Income
	Income	Amount	Percent
	(Dollars in thousands)
+200	$36,502	$(237)	-0.65%
+100	$36,679	$(60)	-0.16%
0	$36,739	N/A	N/A
-100	$36,602	$(137)	-0.37%
-200	$35,731	$(1,008)	-2.74%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2008, in the event of a 100 basis point increase in interest rates, we would experience a $60 thousand decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $137 thousand decrease in net interest income.

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

During the quarter ended September 30, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008, and may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	The Company commenced its initial stock offering on or about November 23, 2007, and the offering closed on January 31, 2008. Subscriptions received in the offering earned interest at Cape Bank’s passbook savings rate. There has been no material changes in the Company’s projected use of the offering proceeds as from what was disclosed in the section entitled “Use of Proceeds” in the Company’s Registration Statement on Form S-1 (Commission File No. 333-146178).

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on August 25, 2008. There were outstanding and entitled to vote at the Meeting 13,313,521 votes. There were present at the meeting, in person or by proxy, the holders of 11,455,431 shares of Common Stock representing 86.0% of the total votes. Proposal 1 was to elect four directors of the Company. Proposal 2 was to approve the Company’s 2008 Equity Incentive Plan. Proposal 3 was to ratify the appointment of the independent registered public accounting firm for the year ending December 31, 2008. The result of the voting at the Meeting is as follows:

Proposal 1: The election of four directors for terms of three years each.

	For	%	Withheld	%
Louis H. Griesbach, Jr.	10,912,997	95.3	542,434	4.7
Herbert L. Hornsby, Jr.	10,990,508	95.9	464,923	4.1
Joanne D. Kay	10,056,031	87.8	1,399,400	12.2
Agostino R. Fabietti	11,054,945	96.5	400,486	3.5

Proposal 2: Approval of the Company’s 2008 Equity Incentive Plan.

For	%	Against	%	Abstain	%	Broker Non-Votes	%
7,312,139	54.9	1,900,682	14.3	98,098	0.7	2,144,511	16.1

Proposal 3: Ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

For	%	Against	%	Abstain	%
11,235,231	98.6	163,430	1.4	56,771	0.5

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Cape Bancorp, Inc. *

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. * *

4	Form of Common Stock Certificate of Cape Bancorp, Inc. *

10.1	Form of Employee Stock Ownership Plan *

10.2	Existing Employment Agreement for Chief Executive Officer *

10.3	Existing Employment Agreement for Chief Financial Officer *

10.4	Proposed Employment Agreement for Chief Operating Officer *

10.5	Proposed Employment Agreement for Chief Lending Officer *

10.6	Form of Change in Control Agreement *

10.7	Change in Control Agreement for Wayne S. Hardenbrook *

10.8	Amended and Restated Phantom Incentive Stock Option Plan *

10.9	Amended and Restated Phantom Restricted Stock Plan *

10.10	Form of Director Retirement Plan *

10.11	Benefit Equalization Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-146178).
**	Filed as an exhibit to the Company’s Current Report Form 8-K with the Securities and Exchange Commission on July 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: November 14, 2008	/s/ Herbert L. Hornsby, Jr.
Herbert L. Hornsby, Jr.
President and Chief Executive Officer

Date: November 14, 2008	/s/ Robert J. Boyer
Robert J. Boyer
Executive Vice President and Chief Financial Officer