Form 10-K
period 2008-12-31
Cape Bancorp, Inc.
filed 2009-03-16
CIK 1411303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 001-33934
Cape Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-1294270

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

225 North Main Street, Cape May Court House, New Jersey	08210

(Address of Principal Executive Offices)	Zip Code
               (609) 465-5600
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of March 13, 2009, there were issued and outstanding 13,313,521 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, was $129,807,000.
DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2009 Annual Meeting of Shareholders (Part III).

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
Cape Bancorp, Inc.
Cape Bancorp is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank in connection with Cape Bank’s mutual-to-stock conversion, Cape Bancorp’s initial public offering and simultaneous acquisition of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank. These transactions were consummated on January 31, 2008. As a result of these transactions, Boardwalk Bancorp was merged with and into Cape Bancorp and Boardwalk Bank was merged with and into Cape Bank. As of January 31, 2008, Cape Savings Bank changed its name to Cape Bank.
In the offering, Cape Bancorp sold 7,820,000 shares of its common stock at $10.00 per share to Cape Bank’s depositors, Cape Bank’s tax qualified employee benefit plans and the general public in subscription, community and syndicated offerings. The Company also issued 547,400 shares of its common stock and contributed $782,000 in cash to The CapeBank Charitable Foundation.
In the acquisition of Boardwalk Bancorp, Cape Bancorp issued merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. As a result of the transactions, Cape Bancorp has 13,313,521 issued and outstanding shares of common stock.
With the acquisition of Boardwalk Bank, Cape Bank operates 18 full service branches in Cape May and Atlantic Counties, New Jersey.
Cape Bancorp’s principal asset is its ownership of 100% of the outstanding common stock of Cape Bank, a New Jersey chartered savings bank. At December 31, 2008, Cape Bancorp had $1.091 billion in total assets, $711.1 million in deposits and $140.7 million in stockholders’ equity.
The Company’s executive offices are located at 225 North Main Street, Cape May Court House, New Jersey 08210, and the telephone number is (609) 465-5600.

Cape Bank
General
Cape Bank is a New Jersey chartered savings bank originally founded in 1923. Cape Bank provides a complete line of business and personal banking products throughout its branch network in Atlantic and Cape May Counties, New Jersey. We are a community bank focused on providing deposit and loan products to small and mid-sized businesses and to retail customers. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. We also maintain an investment portfolio. At December 31, 2008, Cape Bank had total assets of $1.091 billion, deposits of $712.6 million and total stockholder’s equity of $128.9 million.
We offer banking services to individuals and businesses predominantly located in our primary market area, which, as of December 31, 2008, consisted of Cape May and Atlantic Counties, New Jersey. The acquisition of Boardwalk Bank expanded our market presence in Atlantic County, New Jersey. Cape Bank conducts business from its main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and its 17 additional branch offices located in Cape May and Atlantic Counties, New Jersey. The telephone number at our main office is (609) 465-5600.
Our website address is www.capebanknj.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K. Our website contains a direct link to our filings with the Securities and Exchange Commission, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these filings, if any. Copies may also be obtained, without charge, by written request to Shareholder Relations, 225 Main Street, Cape May Court House, New Jersey 08210.
Market Area
While the economies close to the New Jersey shoreline in our primary market area are more seasonal in nature, the inland areas are comprised of year-round communities. The economy in this market area is based upon a variety of service businesses, vacation-related businesses that are concentrated along the coastal areas and, to a lesser degree, commercial fishing and agriculture. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry and it is an important regional economic hub. The year-round residency has remained stable in both Cape May and Atlantic Counties. In 2007, Cape May County and Atlantic County had median household income of $52,000 and $55,800, respectively, which were slightly higher than the national median household income of $50,700 but less than the median household income of $67,000 for New Jersey. In addition to the well publicized national financial crisis, the local economy is suffering through the first recession in which the gaming industry is also negatively impacted. Cape Bank is not engaged in lending to the casino industry; however, the employment or businesses of many of Cape Bancorp’s customers directly or indirectly benefit from the industry. While Cape Bank has no loans directly to gaming companies, the repercussions are affecting many sectors of the local community, and we believe the negative impact is yet to be fully realized.

Competition
We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Bank and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data are available from the Federal Deposit Insurance Corporation, we held approximately 13.8% of the deposits in Cape May County, which was the 2nd largest market share out of the 14 financial institutions with offices in Cape May County, and we held approximately 10.1% of the deposits in Atlantic County, which was the 5th largest market share of the 16 financial institutions with offices in Atlantic County. On a combined market basis we held approximately 11.4% of the deposits which was the 2nd largest market share of 21 financial institutions.
Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for deposits and the origination of loans could limit our growth in the future.
Lending Activities
We offer a variety of loans, including commercial mortgages, commercial loans, residential mortgage loans, home equity loans and lines of credit, and construction loans. Our commercial mortgage loan portfolio has increased and, at December 31, 2008, comprised 51.8% of our total loan portfolio, which was greater than any other loan category.
In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial mortgage and commercial business loan originations in our primary market area. We believe that our acquisition of Boardwalk Bank will significantly enhance our capabilities in these areas.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$411,809	51.8%	$199,777	43.0%	$183,091	40.6%	$157,128	37.9%	$139,839	38.1%
Residential mortgage	226,963	28.5%	175,809	37.8%	183,692	40.7%	179,373	43.2%	167,321	45.5%
Construction	54,187	6.8%	38,554	8.3%	38,669	8.6%	32,917	7.9%	16,834	4.6%
Home equity loans and lines of credit	46,850	5.9%	37,308	8.0%	36,998	8.2%	36,472	8.8%	36,916	10.1%
Commercial business loans	54,319	6.8%	12,018	2.6%	7,773	1.7%	8,096	2.0%	5,497	1.5%
Other consumer loans	1,388	0.2%	1,257	0.3%	919	0.2%	798	0.2%	813	0.2%

Total loans	$795,516	100.0%	$464,723	100.0%	$451,142	100.0%	$414,784	100.0%	$367,220	100.0%

Less:
Allowance for loan losses	11,240		4,121		4,009		3,792		3,603
Deferred loan fees, net	407		666		755		960		793

Total loans, net	$783,869		$459,936		$446,378		$410,032		$362,824

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial		Residential				Home Equity Loans
	Mortgage Loans		Mortgage Loans		Construction Loans		and Lines of Credit
		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
2009	$18,198	4.38%	$675	7.56%	$47,077	5.14%	$767	4.73%
2010	3,020	5.64%	11	7.68%	4,650	3.77%	422	6.59%
2011	1,102	3.99%	220	7.60%	—	—	516	6.71%
2012 to 2013	12,282	6.19%	4,694	5.42%	1,296	6.50%	2,830	6.30%
2014 to 2018	11,086	6.41%	28,099	5.61%	—	—	8,817	6.06%
2019 to 2023	29,977	7.12%	30,515	5.80%	—	—	29,789	6.03%
2024 and beyond	336,144	6.80%	162,749	6.14%	1,164	6.46%	3,709	4.66%

Total	$411,809	6.67%	$226,963	6.02%	$54,187	5.08%	$46,850	5.93%

	Commercial		Other Consumer
	Business Loans		Loans (1)		Total
		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
2009	$36,044	4.77%	$158	1.54%	$102,919	4.88%
2010	1,518	4.98%	64	11.60%	9,685	4.72%
2011	2,702	6.63%	40	10.82%	4,580	6.09%
2012 to 2013	3,879	6.38%	57	10.93%	25,038	6.12%
2014 to 2018	7,914	6.72%	—	—	55,916	6.00%
2019 to 2023	1,107	7.42%	—	—	91,388	6.33%
2024 and beyond	1,155	6.30%	1,069	6.17%	505,990	6.57%

Total	$54,319	5.35%	$1,388	6.22%	$795,516	6.24%

(1)	Includes overdrawn DDA accounts.
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed Rate	Adjustable Rate	Total
	(in thousands)
Real estate loans:
Commercial mortgage	$16,969	$376,644	$393,613
Residential mortgage	176,225	50,062	226,287
Construction	2,044	5,066	7,110
Home equity loans and lines of credit	29,170	16,912	46,082
Commercial business loans	14,768	3,507	18,275
Other consumer loans	134	1,096	1,230

Total	$239,310	$453,287	$692,597

Commercial Mortgage Loans. At December 31, 2008, commercial mortgage loans totaled $411.8 million, or 51.8% of our total loan portfolio, which was greater than any other loan category, including one-to-four family residential mortgage loans. The commercial mortgage loan category includes multi-family residential loans.
We offer commercial mortgage loans secured by real estate primarily with adjustable interest rates. We originate a variety of commercial mortgage loans generally for terms of up to 30 years and payments based on an amortization schedule of up to 30 years. These loans are typically based on the U.S. Treasury rate and adjust every three to five years. Commercial mortgage loans also are originated for the acquisition and development of land. Commercial mortgage loans for the acquisition and development of land are typically based upon the prime interest rate as published in The Wall Street Journal. Commercial mortgage loans for developed real estate and for real estate acquisition and development are originated with loan-to-value ratios of up to 75%, while loans for only the acquisition of land are originated with a maximum loan to value ratio of 65%.
As of December 31, 2008, our largest commercial mortgage loan relationship had a balance of $12.7 million and consisted of 16 loans secured by real estate. These loans were performing in accordance with their original terms at December 31, 2008.
Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and cash flow potential of the project. Repayments of loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than residential mortgage loans. See “Risk Factors — Our emphasis on commercial real estate and commercial business loans may expose us to increased lending risks.” To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the borrowers for loans secured by real estate have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20%. An environmental report from a third party is obtained on all commercial real estate loans up to $1 million. Loans in excess of $1 million may require a Phase I or Phase II analysis when the possibility exists that hazardous materials may have existed on the site, or the site may have been affected by adjoining properties that handled hazardous materials.
During 2008, Cape Bank experienced deterioration in the credit quality of its commercial mortgage loan portfolio. At December 31, 2008, 40 commercial mortgage loans totaling $18.9 million were 30 days or more delinquent and 26 of such commercial mortgage loans were more than 90 days delinquent. By comparison, at December 31, 2007, 9 commercial mortgage loans totaling $7.1 million were 30 days or more delinquent with 5 commercial mortgage loans more than 90 days delinquent.
One-to-Four Family Residential Mortgage Loans. At December 31, 2008, one-to-four family residential mortgage loans totaled $227.0 million, or 28.5% of our total loan portfolio. We offer two types of residential mortgage loans: fixed-rate loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of up to 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three, five or seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Bill Constant Maturity Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the maximum interest rate increase over the life of the loan is generally 6.0% over the initial interest rate on the loan. We generally sell fixed-rate loans we originate with terms of 30 years with servicing released.
Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of market interest rates, the expectations of changes in interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to adjustable-rate mortgage loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Our general policy is not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 95% with mortgage insurance, including our first-time home owner loan program. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We require title insurance on all first mortgage loans secured by a residence, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone.
Cape Bank has also provided a limited number of interest only loans which allow the borrower to pay only the interest due on the loan for the initial term and then rates adjust annually and payments are fully amortized until maturity. Under the current real estate values conditions, the balances on such loans may exceed the value of the collateral held by the bank. Cape Bank has a portfolio of $11.6 million interest only loans, all of which were current at December 31, 2008. This program is no longer offered.
As a result of our conservative lending standards we do not offer, or have any payment option adjustable rate loans or sub-prime loans.
Generally, adjustable-rate loans may better insulate Cape Bank from interest rate risk as compared to fixed-rate mortgages. An increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. To mitigate the risk of an increase in a monthly mortgage payment on an adjustable-rate loan, which could result in an increase in delinquencies and defaults, we adhere to strict underwriting guidelines by initially qualifying each borrower at a higher interest rate. In addition, although adjustable-rate mortgage loans make our assets more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.
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
At December 31, 2008, our largest commercial business loan relationship totaled $11.3 million, and consisted of 4 loans secured by real estate. These loans were performing in accordance with their original terms at December 31, 2008.
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from his or her employment or other income, and which are secured by residential real property, the value of which tends to be more easily ascertainable, commercial business loans have greater risk and typically are made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We have generally required these loans to have debt service coverage of at least 1.20x, and we generally require personal guarantees. See “Risk Factors — Our emphasis on commercial real estate and commercial business loans may expose us to increased lending risks.”
Construction Loans. We offer interim construction financing secured by a parcel of residential property for the purpose of constructing one- to four-family homes. Our construction program offers two types of loans: short-term interest-only or construction/permanent loans. The short-term loans require monthly interest-only payments based on the amount of funds disbursed. The construction/permanent loans require interest-only payments during the construction phase, and convert to a fully amortized fixed rate loan at the end of the interest-only period. Under both programs, construction must be completed within 12 months of the initial disbursement date for one-to-four family homes, and for commercial construction loans the term is a maximum of 18 months. The maximum loan-to-value ratio will be 80% of the appraised value. At December 31, 2008, our largest construction loan relationship for a one-to-four family home was $1.75 million and was performing in accordance with its original terms. At December 31, 2008, our largest construction loan relationship for commercial construction was $3.3 million, was performing in accordance with its original terms, and was secured by commercial office/retail real estate.

While providing us with a comparable, and in some cases, higher yield than conventional mortgage loans, construction loans may involve a higher level of risk. For example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be saleable, resulting in the borrower defaulting and Cape Bank taking title to the property.
Home Equity Loans and Lines of Credit. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 90% based on the appraised value of the property. The maximum loan-to-value ratio will be 80% of the appraised value if the loan request exceeds $100,000 and/or the FICO credit score of the applicant is below a prescribed score. Home equity loans have fixed-rates of interest and are originated with terms of up to 15 years. Home equity lines of credit have adjustable interest rates and are based upon the prime interest rate as published in The Wall Street Journal with a floor of 5.5% on lines of $100,000. We hold a first or second mortgage position on the homes that secure our home equity loans and lines of credit.
Other Consumer Loans. We offer consumer loans secured by certificates of deposit held at Cape Bank, the pricing of which is based upon the rate of the certificate of deposit. We will offer such loans up to 90% of the principal balance of the certificate of deposit. We also offer unsecured loans with terms of up to four years. Our unsecured loans bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”
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
Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources, including existing customers, walk-in traffic, advertising and referrals from customers. From time to time, we will participate in loans originated by other banks to supplement our loan portfolio. Purchased loan participations totaled $297,000 at December 31, 2008. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting mortgage payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A mortgage servicing asset of approximately $24,000 and $44,000 as of December 31, 2008 and December 31, 2007, respectively, was recorded relating to the servicing of loans for others, and is included in other assets on our balance sheet.
Correspondent Lending Relationships. Cape Bank has residential correspondent banking relationships with other financial institutions which enable us to sell loans that we originate on a servicing-released, non-recourse basis that we would normally not retain in our loan portfolio because they do not conform to our standard underwriting guidelines. These correspondent relationships enable us to offer a full range of residential loan products and compete more effectively for residential loans within Atlantic and Cape May Counties. During the year ended December 31, 2008 Cape Bank sold approximately $1.8 million of loans. Cape Bank’s strategy in the current interest rate environment is to increase our residential loan portfolio, which has resulted in fewer loan sales. The amount of loans sold varies according to market pricing and the portfolio needs of Cape Bank.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures recommended by management and reviewed and approved by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the type of loan, whether the loan is secured or unsecured and the officer’s position and experience. For example, the loan approval policy for secured commercial loans is as follows: (i) loans up to $100,000 may be approved by Vice Presidents/Loan Officers, (ii) loans in excess of $100,000 but less than $250,000 must be approved by Senior Vice Presidents/Loan Officers, (iii) loans in excess of $250,000 but less than $500,000 must be approved by the Chief Lending Officer, (iv) loans in excess of $500,000 but less than $2.0 million must be approved by the Management Loan Committee, (v) loans in excess of $2.0 million but less than $10.0 million must be approved by the Board of Director’s Loan Committee, and (vi) loans in excess of $10.0 million must be approved by the Board of Directors.
Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2008, our regulatory limit on loans to one borrower was $17.9 million. At that date, our largest lending relationship was $12.7 million, and consisted of 16 loans and was secured by commercial real estate. At December 31, 2008, these loans were performing in accordance with their terms.
Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.
Non-Performing and Problem Assets
When a loan is 15 days past due, we send the borrower a late charge notice. If the loan delinquency is not corrected, other collection procedures are implemented, including telephone calls and collection letters. We attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a demand for payment. If the account is not made current by the 120th day of delinquency, we may refer the loan to legal counsel. Any of our loan officers can shorten these time frames in consultation with the senior lending officer.
Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Senior Credit Officer reports to the Board of Directors on a monthly basis all loans on the Watch List and all Classified Loans. In addition, management presents a quarterly loan loss allowance analysis to our Board of Directors.
Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial mortgage	$12,117	$3,887	$3,381	$2,420	$689
Residential mortgage	692	—	48	—	—
Construction	4,109	—	—	—	—
Home equity and line of credit	—	—	—	—	—
Commercial business loans	3,287	54	141	124	129
Other consumer loans	92	11	16	10	18

Total non-accrual loans	20,297	3,952	3,586	2,554	836

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	—	—	—	—	—
Residential mortgage	504	39	225	265	399
Construction	—	—	—	—	—
Home equity and line of credit	250	16	—	—	8
Commercial business loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days and still accruing	754	55	225	265	407

Total non-performing loans	21,051	4,007	3,811	2,819	1,243

Other real estate owned	798	—	—	—	—

Total non-performing assets	$21,849	$4,007	$3,811	$2,819	$1,243

Ratios:
Non-performing loans to total loans	2.65%	0.86%	0.84%	0.68%	0.34%
Non-performing assets to total assets	2.00%	0.63%	0.62%	0.49%	0.23%
For the year ended December 31, 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1,951,000. No income was recorded on such loans for the year ended December 31, 2008.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2008
Real estate loans:
Commercial mortgage	7	$4,142	26	$12,117	33	$16,259
Residential mortgage	2	105	8	1,196	10	1,301
Construction	—	—	8	4,109	8	4,109
Home equity loans and lines of credit	—	—	1	250	1	250
Commercial business loans	8	1,909	12	3,287	20	5,196
Other consumer loans	5	122	5	89	10	211

Total	22	$6,278	60	$21,048	82	$27,326

At December 31, 2007
Real estate loans:
Commercial mortgage	4	$3,234	5	$3,887	9	$7,121
Residential mortgage	4	601	1	39	5	640
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	54	3	54
Other consumer loans	2	72	5	21	7	93

Total	10	$3,907	14	$4,001	24	$7,908

At December 31, 2006
Real estate loans:
Commercial mortgage	—	$—	5	$3,381	5	$3,381
Residential mortgage	6	252	3	273	9	525
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	141	3	141
Other consumer loans	2	33	2	16	4	49

Total	8	$285	13	$3,811	21	$4,096

At December 31, 2005
Real estate loans:
Commercial mortgage	1	$493	3	$2,420	4	$2,913
Residential mortgage	2	57	3	265	5	322
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	1	39	3	124	4	163
Other consumer loans	5	75	1	10	6	85

Total	9	$664	10	$2,819	19	$3,483

At December 31, 2004
Real estate loans:
Commercial mortgage	2	$705	3	$689	5	$1,394
Residential mortgage	6	304	5	399	11	703
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	1	8	1	8
Commercial business loans	1	29	3	129	4	158
Other consumer loans	1	15	2	18	3	33

Total	10	$1,053	14	$1,243	24	$2,296

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value, less the cost to sell, at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2008, we had $798,000 in other real estate owned.
Classification of Assets. Our policies provide for the classification of loans and other assets that are considered to be of lesser quality. We classify loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. A Watch List reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. A persistent problem with timely payments will prompt an analysis of the loan to gauge the need for a specific reserve or charge-off. Generally, loans whose primary source of payment is the collateral will have the balance reduced through a charge-off to the value of the collateral as determined by an independent appraisal. Our classified assets total includes $21.1 million of nonperforming loans at December 31, 2008.
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2008 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Balance at beginning of period	$4,121	$4,009	$3,792	$3,603	$3,057

Allowance from acquired entity	3,791	—	—	—	—

Charge-offs:
Real estate loans:
Commercial mortgage	(2,406)	—	—	—	—
Residential mortgage	(572)	—	—	—	—
Construction	(1,806)	—	—	—	—
Commercial business loans	(786)	(119)	—	—	—
Other consumer loans	(138)	(113)	(128)	(4)	(4)

Total charge-offs	(5,708)	(232)	(128)	(4)	(4)

Recoveries:
Other consumer loans	27	43	33	—	—

Total recoveries	27	43	33	—	—

Net (charge-offs) recoveries	(5,681)	(189)	(95)	(4)	(4)

Provision for loan losses	9,009	357	312	193	550
Reclassification to other liabilities for reserve on off-balance sheet items	—	(56)	—	—	—

Balance at end of period	$11,240	$4,121	$4,009	$3,792	$3,603

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.74%	0.06%	0.02%	0.01%	0.00%
Allowance for loan losses to non-performing loans at end of period	53.39%	102.85%	105.20%	134.52%	289.86%
Allowance for loan losses to total loans at end of period	1.41%	0.89%	0.89%	0.91%	0.98%

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

	At December 31,
	2008		2007		2006
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$6,829	51.8%	$2,381	43.0%	$2,165	40.6%
Residential mortgage	1,696	28.5	978	37.8	1,071	40.7
Construction	1,477	6.8	336	8.3	370	8.6
Home equity loans and lines of credit	346	5.9	208	8.0	222	8.2
Commercial business loans	809	6.8	97	2.6	79	1.7
Other consumer loans	83	0.2	121	0.3	102	0.2

Total allocated allowance	11,240	100.0%	4,121	100.0%	4,009	100.0%

Unallocated	—		—		—

Total	$11,240		$4,121		$4,009

	At December 31,
	2005		2004
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$1,799	37.9%	$1,945	38.1%
Residential mortgage	1,137	43.2	1,116	45.5
Construction	399	7.9	205	4.6
Home equity loans and lines of credit	255	8.8	270	10.1
Commercial business loans	200	2.0	65	1.5
Other consumer loans	2	0.2	2	0.2

Total allocated allowance	3,792	100.0%	3,603	100.0%

Unallocated	—		—

Total	$3,792		$3,603

Investment Activities
We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various U.S. Government sponsored enterprises, federal agencies and state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities (equity as well as debt) and mutual funds. As a member of the Federal Home Loan Bank of New York, we also are required to maintain an investment in Federal Home Loan Bank of New York stock.
At December 31, 2008, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $163.5 million and consisted primarily of municipal bonds, mortgage-backed securities, including collateralized mortgage obligations, collateralized debt obligations, U.S. Government and agency securities, including securities issued by U.S. Government sponsored enterprises.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return on our investment. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved at least annually. The Management Investment Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Controller, is responsible for implementation of the investment policy and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a monthly basis. The Board of Directors has created an Investment Committee comprised of members of the board to meet monthly with management to review the investments and the investment strategy.
Municipal Securities. We invest in state and county municipal bonds, both general obligation and revenue bonds. Our policy allows us to purchase such securities rated “Baa” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2008, our municipal securities portfolio consisted primarily of State of New Jersey bonds of $9.2 million and other municipal bonds of $26.1 million.
U.S. Government and Federal Agency Obligations. While U.S. Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.
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
Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Aside from this traditional risk, the current economic environment and resulting decline in real estate values has created additional risks. Mortgage backed securities may have individual loans in which the outstanding balance due is greater than the current value of the home. This could result in the borrower defaulting.

Collateralized Mortgage Obligations (CMOs). CMO’s are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. The majority of the CMOs in our investment portfolio are backed by U.S. Government agencies. The few private label CMOs that we own are performing according to their contractual terms and possess “investment grade” credit ratings.
Collateralized Debt Obligations. We own 20 collateralized debt obligation securities (CDOs) that are backed by trust preferred securities issued by banks, insurance companies and REITs. The market for these securities is not active. The new issue market is also inactive as no new CDOs have been issued since 2007. There are currently very few market participants who are willing or able to transact in these securities. As a result of the illiquidity in the current debt markets, the market values of these securities are very depressed relative to historical levels. Thus, in today’s market, a low market price for a particular CDO may be indicative of a limited trading market for these types of securities rather than an indicator of the credit quality of a particular issuer. See “Investment Securities Portfolio” for a discussion of management’s evaluation of other-than-temporary impairment and the impact on our CDO portfolio.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	At December 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Investment securities held-to-maturity:
Municipal bonds	$24,582	$25,154	$19,658	$19,786	$13,936	$13,839
U.S. Government and agency obligations	—	—	1,000	1,000	1,000	976
Mortgage-backed securities:
Ginnie Mae pass-through certificates	17	18	30	31	76	77
Freddie Mac pass-through certificates	2,670	2,715	3,780	3,811	3,998	3,982
Fannie Mae pass-through certificates	10,897	11,203	11,063	11,138	13,084	12,928
Collateralized mortgage obligations	9,922	10,111	9,609	9,661	6,637	6,575
Grantor Trust (money market fund)	737	737	—	—	—	—

Total securities held-to-maturity	$48,825	$49,938	$45,140	$45,427	$38,731	$38,377

	At December 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$31,296	$31,766	$15,992	$16,211	$24,997	$24,794
Corporate bonds	4,975	4,777	6,914	6,908	8,270	8,244
Municipal bonds	11,024	10,715	—	—	—	—
Collateralized debt obligations	11,832	3,033	—	—	—	—
Equity securities	—	—	247	172	247	224
Mortgage-backed securities:
Ginnie Mae pass-through certificates	773	763	1,083	1,092	1,429	1,424
Freddie Mac pass-through certificates	20,449	20,771	17,473	17,612	10,931	10,908
Fannie Mae pass-through certificates	33,465	33,397	19,949	20,133	16,851	16,890
Collateralized mortgage obligations	10,017	9,433	—	—	—	—

Total securities available-for-sale	$123,831	$114,655	$61,658	$62,128	$62,725	$62,484

Certain of the investment securities listed above have fair values less than amortized cost and, therefore, contain unrealized losses. Cape Bank has the intent and ability to hold these investments until maturity or market price recovery. We anticipate full recovery of amortized costs with respect to these securities. In determining if a decline in fair value below cost is other-than-temporary, management considers, among other things, such factors as the length of time the fair value has been less than cost, whether the projected cash flows are adequate to meet contractual obligations, and credit rating downgrades. When a decline in fair value is deemed to be other-than-temporary the related loss must be recognized as a charge to earnings and the amortized cost is adjusted to fair value. During 2008, Cape Bank recognized an other-than-temporary impairment (OTTI) charge of $15.6 million, $14.5 million of which related to collateralized debt obligations and the remainder related to Freddie Mac and Fannie Mae preferred stock holdings, which were sold on December 31, 2008.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities’ yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2008 was 5.56%.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(dollars in thousands)
Investment securities held-to-maturity:
Municipal bonds	$1,541	3.55%	$9,339	3.50%	$12,861	3.68%	$841	4.03%	$24,582	$25,154	3.62%
U.S. Government and agency obligations	—	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities:
Ginnie Mae pass-through certificates	—	—	—	—	17	7.47%	—	—	17	18	7.49%
Freddie Mac pass-through certificates	396	6.73%	2,261	5.18%	13	6.90%	—	—	2,670	2,715	5.42%
Fannie Mae pass-through certificates	—	—	3,156	5.53%	2,151	4.95%	5,590	5.38%	10,897	11,203	5.34%
Collateralized mortgage obligations	—	—	1,346	4.85%	3,820	5.33%	4,756	5.09%	9,922	10,111	5.15%
Grantor Trust (money market fund)	737	1.89%	—	—	—	—	—	—	737	737	1.89%

Total securities held-to-maturity	$2,674	4.20%	$16,102	4.25%	$18,862	4.16%	$11,187	5.16%	$48,825	$49,938	4.39%

Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$5,009	3.55%	$7,745	5.10%	$13,623	5.06%	$4,919	4.66%	$31,296	$31,766	4.77%
Corporate bonds	2,944	3.42%	1,994	5.28%	—	—	37	2.16%	4,975	4,777	4.16%
Municipal bonds	—	—	—	—	419	3.62%	10,605	4.47%	11,024	10,715	4.44%
Collateralized debt obligations	—	—	—	—	—	—	11,832	5.18%	11,832	3,033	5.45%
Mortgage-backed securities:
Ginnie Mae pass-through certificates	—	—	—	—	257	5.19%	516	4.66%	773	763	4.84%
Freddie Mac pass-through certificates	—	—	—	—	9	4.61%	20,440	5.05%	20,449	20,771	5.05%
Fannie Mae pass-through certificates	—	—	—	—	12	4.40%	33,453	4.86%	33,465	33,397	4.86%
Collateralized mortgage obligations	—	—	—	—	1,624	3.74%	8,393	5.20%	10,017	9,433	4.96%

Total securities available-for-sale	$7,953	3.51%	$9,739	5.14%	$15,944	4.89%	$90,195	4.94%	$123,831	$114,655	4.87%

Deposit Activities and Other Sources of Funds
General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.
Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. At December 31, 2008, we also had $34.1 million of deposit accounts from a variety of local municipal relationships. At December 31, 2008, we had $16.6 million of brokered deposits, or 2.3% of our total deposits. Included in the brokered deposits were $11.5 million of reciprocal certificates of deposits offered under the Certificate of Deposit Account Registry Service® (“CDARS”), a program in which Cape Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.
We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account, a commercial money market account and a checking account specifically designed for small businesses. We offer bill paying and cash management services through our online banking system.
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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the year ended December 31, 2008			For the year ended December 31, 2007
			Weighted			Weighted
			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)

Non-interest bearing	$68,158	9.4%	n/a	$45,039	9.7%	n/a
Savings accounts	82,309	11.3	1.01%	79,160	17.2	1.63%
NOW and money market	224,647	30.8	1.91%	161,353	35.0	2.63%
Certificates of deposit	353,501	48.5	3.55%	175,924	38.1	4.56%

Total deposits	$728,615	100.0%	2.43%	$461,476	100.0%	2.94%

	For the year ended December 31, 2006
			Weighted
			Average
	Balance	Percent	Rate
	(dollars in thousands)

Non-interest bearing	$46,802	10.6%	n/a
Savings accounts	88,715	20.2	1.43%
NOW and money market	139,645	31.8	2.21%
Certificates of deposit	164,570	37.4	4.01%

Total deposits	$439,732	100.0%	2.49%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2008	2007	2006
	(in thousands)
Interest Rate
Less than 2.00%	$22,382	$11	$29
2.00% - 2.99%	79,179	51	1,539
3.00% - 3.99%	170,565	12,878	26,142
4.00% - 4.99%	74,656	145,312	129,724
5.00% - 5.99%	9,403	17,398	10,913
6.00% - 6.99%	8	8	8
7.00% - 7.99%	—	—	—

Total	$356,193	$175,658	$168,355

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2008.

	Period to Maturity at December 31, 2008
	Less Than	More Than	More Than	More Than	More Than
	or Equal to	One to Two	Two to	Three to	Four
	a Year	Years	Three Years	Four Years	Years	Total
	(in thousands)
Interest Rate
Less than 2.00%	$22,382	$—	$—	$—	$—	$22,382
2.00% - 2.99%	75,745	2,663	771	—	—	79,179
3.00% - 3.99%	149,585	14,024	3,975	1,060	1,921	170,565
4.00% - 4.99%	42,354	10,087	7,223	7,862	7,130	74,656
5.00% - 5.99%	6,101	599	1,119	1,584	—	9,403
6.00% - 6.99%	8	—	—	—	—	8

Total	$296,175	$27,373	$13,088	$10,506	$9,051	$356,193

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $126.7 million. The following table sets forth the maturity of these certificates as of December 31, 2008.

At December 31, 2008
(in thousands)
Maturities
Three months or less	$44,259
Over three months through six months	49,686
Over six months through one year	16,282
Over one year to three years	9,207
Over three years	7,226

Total	$126,660

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

Our borrowings consist of advances from the Federal Home Loan Bank of New York and repurchase agreements of $37.4 million at December 31, 2008. At December 31, 2008, we had access to additional Federal Home Loan Bank advances of up to $44.0 million based on our unused qualifying collateral available to support such advances. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Balance at end of period	$234,484	$65,000	$99,000
Average balance during period	$193,203	$75,359	$84,860
Maximum outstanding at any month end	$234,484	$104,000	$104,083
Weighted average interest rate at end of period	2.60%	4.38%	4.85%
Average interest rate during period	3.40%	4.76%	4.62%
Personnel
As of December 31, 2008, we had 193 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.
SUPERVISION AND REGULATION
General
Federal law allows a state savings bank, such as Cape Bank, that qualifies as a “qualified thrift lender” (discussed below), to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such election results in its holding companies being regulated as savings and loan holding companies by the Office of Thrift Supervision (“OTS”) rather than as bank holding companies regulated by the Board of Governors of the Federal Reserve System. At the time of its mutual to stock conversion, Cape Bank elected to be treated as a savings association under the applicable provisions of the HOLA. Accordingly, Cape Bancorp is a savings and loan holding company and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Cape Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Cape Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Cape Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as its chartering authority, and by the FDIC as the deposit insurer and its primary federal regulator. Cape Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Cape Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the New Jersey Department of Banking and Insurance (the “Department”), the FDIC, the OTS or the U.S. Congress, could have a material adverse impact on Cape Bancorp, Cape Bank and our operations.
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
Loans to One Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Cape Bank currently complies with applicable loans-to-one-borrower limitations.
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
Examination and Enforcement. The Department may examine Cape Bank whenever it deems an examination advisable. The Department examines Cape Bank at least once every two years. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Commissioner of the Department why such person should not be removed.
Federal Banking Regulation
Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

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
The allowance for loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets (as discussed below). Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than 3% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.
The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:
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
As of December 31, 2008, Cape Bank was considered “well-capitalized” under FDIC guidelines.
Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.
Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC deposit insurance fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.
Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 million. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Cape Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it currently is not engaging in such activities and has no plans to do so.
Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2008, Cape Bank was in compliance with this requirement.
Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Cape Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.
Prompt Corrective Action. The Federal Deposit Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The FDIC’s regulations define the five capital categories as follows:

An institution will be treated as “well-capitalized” if:
•	its ratio of total capital to risk-weighted assets is at least 10%;
•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and
•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.
An institution will be treated as “adequately capitalized” if:
•	its ratio of total capital to risk-weighted assets is at least 8%;
•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and
•	its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.
An institution will be treated as “undercapitalized” if:
•	its ratio of total capital to risk-based capital is less than 8%;
•	its ratio of Tier 1 capital to risk-weighted assets is less than 4%; and
•	its ratio of Tier 1 capital to total assets is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).
An institution will be treated as “significantly undercapitalized” if:
•	its ratio of total capital to risk-weighted assets is less than 6%;
•	its ratio of Tier 1 capital to risk-weighted assets is less than 3%; or
•	its leverage ratio is less than 3%.
An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”
The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:
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

Insurance of Deposit Accounts. Cape Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at Cape Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. Cape Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”
The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC issued an interim final rule that would impose a special 20 basis points special assessment on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009. We estimate that this assessment will be approximately $1.4 million.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.
Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program - the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. Cape Bank determined not to participate in this component of the Temporary Liquidity Guarantee Program.
The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. Cape Bank is participating in this component of the Temporary Liquidity Guarantee Program.
U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. Cape Bancorp determined not to participate in the CPP.

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
Community Reinvestment Act and Fair Lending Laws. All FDIC insured banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice. Cape Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.
Loans to a Bank’s Insiders
Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Cape Bank. See “—New Jersey Banking Regulation—Loans-to-One-Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the lesser of (i) $100,000 or (ii) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (i) $500,000 or (ii) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

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
Holding Company Regulation
General. Cape Bancorp is a unitary savings and loan holding company subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over Cape Bancorp’s non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Cape Bank.

As a unitary savings and loan holding company, Cape Bancorp is permitted to engage in those activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.
The OTS also takes the position that its capital distribution regulations apply to state savings banks in savings and loan holding company structures. Those regulations impose limitations upon all capital distributions by an institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Cape Bank, it is a subsidiary of a holding company. In the event Cape Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Cape Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.
Acquisition of Control. Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of any company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, the effectiveness of each parties’ anti-money laundering program, and competitive factors.
Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.
Qualified Thrift Lender Test. In order for Cape Bancorp to be regulated as savings and loan holding company by the OTS (rather than as a bank holding company by the Board of Governors of the Federal Reserve System), Cape Bank must qualify as a “qualified thrift lender” under OTS regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2008, Cape Bank maintained 73.5% of its portfolio assets in qualified thrift investments. Cape Bank also met the Qualified Thrift Lender test in each of the prior four quarters.

Federal Securities Laws
Cape Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Cape Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Cape Bancorp common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Cape Bancorp may not be resold without registration or unless sold in accordance with certain resale restrictions. If Cape Bancorp meets specified current public information requirements, each affiliate of Cape Bancorp is able to sell in the public market, without registration, a limited number of shares in any three-month period.
FEDERAL AND STATE TAXATION
Federal Income Taxation
General. Cape Bancorp and Cape Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. None of Cape Bank’s federal tax returns are currently under audit, and Cape Bank is no longer subject to examination by the Internal Revenue Service for years prior to 2005.
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
Taxable Distributions and Recapture. At December 31, 2008, our total federal pre-base year reserve was approximately $7.9 million. Under current law, pre-base year reserves remain subject to recapture should Cape Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.
Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income”). The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of AMT may be used as credits against regular tax liabilities in future years. For the 2008 tax year, Cape Bancorp’s AMT tax liability exceeded its regular tax liability and as a result has amounts available as AMT credit carryforwards to future years.

Net Operating Loss Carryforwards. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, Cape Bank had no net operating loss carryforwards for federal income tax purposes.
State Taxation
New Jersey State Taxation. Cape Bank files New Jersey Corporation Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Cape Bank is not currently under audit with respect to its New Jersey income tax returns and Cape Bank’s state tax returns prior to 2004 are no longer subject to examination. Cape Bank had a state net operating loss carryforward at December 31, 2008 which originated during the year.
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
ITEM 1A. RISK FACTORS
The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
The United States Economy Is In Recession. A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Could Materially Affect our Business and Financial Results.
The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.
In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009. Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.
The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.
Recent Negative Developments in the Financial Services Industry And the Credit Markets May Subject Us to Additional Regulation.
As a result of the recent financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.
Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.
The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC has issued an interim rule that would impose a special 20 basis points assessment on deposits as of June 30, 2009, which would be paid on September 30, 2009. This special assessment would total approximately $1.4 million based on our deposits as of December 31, 2008.
Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.
Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Expose us to Increased Lending Risks.
At December 31, 2008, $466.0 million, or 58.6% of our loan portfolio, consisted of commercial real estate loans, including commercial construction loans. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including residential mortgage loans, which totaled $227.0 million, or 28.5% of our total loan portfolio, at December 31, 2008. In addition, at December 31, 2008, $54.3 million, or 6.8% of our loan portfolio, consisted of commercial business loans.
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
An Inadequate Allowance for Loan Losses Would Negatively Affect Our Results of Operations.
We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover probable loan losses inherent in our portfolio.
The Need to Account for Assets at Market Prices May Adversely Affect Our Results of Operations.
We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.
We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2008, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our stockholders’ equity would be approximately $1.90 per share.
Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.
We evaluate our investment securities for other-than-temporary impairment (OTTI) as required by SFAS 115. When a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings and the investment is recorded at fair value. In determining whether or not OTTI exists management considers several factors, including but not limited to, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, adverse changes to projected cash flows, credit rating downgrades, and our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The greatest risk of OTTI exists in our investment securities portfolio and in particular with the collateralized debt obligation (CDO) securities that we own. As of December 31, 2008, if our entire CDO portfolio was deemed to be OTTI, the pro forma reduction to our stockholders’ equity would be approximately $0.72 per share.
Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.
Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the Jersey shore community in general. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in Cape May and Atlantic Counties, New Jersey. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Should the economic downturn limit discretionary spending, many of the seasonal and vacation oriented businesses may suffer. In addition, the gaming industry is a significant economic force in our market and has already suffered a serious decline in revenues due to the economy and increased regional competition. This situation may worsen in the future. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy also may have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
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
From June 30, 2004 through June 30, 2006, the Federal Reserve Board increased its target for the federal funds rate, from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide in pricing our deposits) increased, longer-term market interest rates (which we use as a guide in pricing our longer-term loans) did not increase to the same degree. This “flattening” and at certain times, “inversion” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. From September 2007 through March 2008, the Federal Reserve Board decreased its target for the federal funds rate from 5.25% to 2.25%. At the same time, longer-term interest rates did not decline to the same degree. If this “steepening” of the market yield curve were to continue, and if rates on our deposits and borrowings reprice downward faster than the rates on our long-term loans and investments, we would experience an increase in our net interest spread and margin, which would have a positive effect on our profitability. Our average interest rate spread increased 20 basis points to 3.14% for the year ended December 31, 2008 from 2.94% from the year ended December 31, 2007.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates normally results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their loans in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Alternatively, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2008, the fair value of our available for sale investment securities totaled $114.7 million and the amortized cost of such securities was $123.8 million. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.
We evaluate interest rate sensitivity by estimating the change in Cape Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets and liabilities. At December 31, 2008, in the event of an immediate 100 basis point increase in interest rates, we would experience a 14.1% decrease in net portfolio value and a $743,000 decrease in net interest income. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”
If Our Investment in The Federal Home Loan Bank Of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.
We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank common stock as of December 31, 2008 was $11.6 million based on its par value. There is no market for our Federal Home Loan Bank common stock.
Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of New York, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of New York common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.
If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.
Certain Federal Home Loan Banks stopped paying dividends in 2008, and are prohibited from paying dividends in the future so long as they fail to meet any of their regulatory capital requirements. We received dividends of $506,000 on our Federal Home Loan Bank of New York stock in 2008. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings and stockholders’ equity to decrease. In 2009, we have not been accruing any dividends on our Federal Home Loan Bank stock.
Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers
There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit a lender’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. Should such legislation be implemented Cape Bank could be directly impacted for those loans held directly within the portfolio. Such legislation could also have a major impact on loans held within the structure of mortgage-backed securities and thus indirectly impact Cape by decreasing the value of securities held in the investment portfolio.

A Breach of Information Security Could Negatively Affect Our Earnings.
Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.
We Are Subject to Extensive Regulatory Oversight.
We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company currently conducts business from its main office located at 225 North Main Street, Cape May Court House, New Jersey 08210 and from its additional 17 branches located throughout Atlantic and Cape May Counties, New Jersey. At December 31, 2008, the aggregate net book value of premises and equipment was $27.3 million. With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.
ITEM 3. LEGAL PROCEEDINGS
Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We were recently notified of a legal suit brought against Cape Bank (and others) regarding a check fraud that occurred at one of the bank’s branch offices. The suit was forwarded to Cape Bank’s insurance company to determine feasibility of a claim. As of this date, we have not been informed of any action taken by our insurance company and we do not anticipate any material loss or exposure from this action. We are not a party to any other pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) No equity securities were sold during the year ended December 31, 2008 that were not registered under the Securities Act.
Stock Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
We completed our initial public offering on January 31, 2008. In the offering, we sold 7,820,000 shares of our common stock at $10.00 per share to Cape Bank’s depositors, Cape Bank’s tax qualified employee benefit plans and the general public in subscription, community and syndicated offerings. We also issued 547,400 shares of our common stock and contributed $782,000 in cash to The CapeBank Charitable Foundation. In addition, we issued 4,946,121 shares of our common stock to former shareholders of Boardwalk Bancorp as merger consideration. As a result of the transactions, we have 13,313,521 issued and outstanding shares.
Our common stock began trading on the Nasdaq Stock Market under the symbol “CBNJ” on February 1, 2008, and the per share closing price of one share of the Company’s common stock on that date was $10.05. The following graph represents $100 invested in our common stock at the $10.05 per share closing price on February 1, 2008. The graph illustrates the comparison of the cumulative total returns on the common stock of the Company with (a) the cumulative total return on stocks included in the NASDAQ Composite Index; and (b) the cumulative total return on stocks included in the SNL Mid-Atlantic Thrift Index.
There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

The following table sets forth the range of high and low bid information for the Company’s common stock as reported on NASDAQ for the period beginning February 1, 2008. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High	Low
2008:
First Quarter	$10.07	$9.52
Second Quarter	$10.06	$9.36
Third Quarter	$9.93	$8.91
Fourth Quarter	$9.25	$7.71
(b)	Not applicable

(c)	There were no issuer repurchases of securities during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of Cape Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bancorp and related notes included elsewhere in this Annual Report.

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,090,735	$613,811	$609,764	$574,524	$532,584
Cash and cash equivalents	10,117	15,631	17,492	29,974	19,231
Investment securities available for sale, at fair value	114,655	62,128	62,484	70,330	82,902
Investment securities held to maturity	48,825	45,140	38,731	25,634	31,505
Loans held for sale	—	350	766	—	—
Loans, net	783,869	459,936	446,378	410,032	362,824
Federal Home Loan Bank stock, at cost	11,602	3,848	5,268	4,109	2,550
Bank owned life insurance	26,446	15,421	14,503	13,998	13,216
Deposits	711,130	465,648	435,829	432,385	420,218
Borrowings	234,484	65,000	99,000	73,530	484,897
Total stockholders’ equity	140,725	72,829	68,943	63,481	59,425

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Selected Operating Data:
Interest income	$58,127	$36,629	$34,357	$28,564	$25,452
Interest expense	24,253	17,146	14,875	9,691	6,816

Net interest income	33,874	19,483	19,482	18,873	18,636
Provision for loan losses	9,009	357	312	193	550

Net interest income after provision for loan losses	24,865	19,126	19,170	18,680	18,086
Non-interest income	(10,793)	3,992	4,438	3,581	2,890
Non-interest expense	64,717	18,391	16,379	15,517	14,474

Income (loss) before income tax expense	(50,645)	4,727	7,229	6,744	6,502
Income tax expense (benefit)	(8,154)	1,299	2,228	2,320	2,238

Net income (loss)	$(42,491)	$3,428	$5,001	$4,424	$4,264

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	(3.86%)	0.56%	0.84%	0.80%	0.83%
Return on equity (ratio of net income to average equity)	(24.47%)	4.81%	7.58%	7.20%	7.39%
Earnings (loss) per share	$(3.49)	n/a	n/a	n/a	n/a
Average interest rate spread (1)	3.14%	3.02%	3.14%	3.48%	3.78%
Net interest margin (2)	3.48%	3.50%	3.56%	3.77%	4.00%
Efficiency ratio (3)	167.31%	78.34%	68.47%	69.11%	67.24%
Non-interest expense to average total assets	5.87%	2.99%	2.74%	2.81%	2.82%
Average interest-earning assets to average interest-bearing liabilities	113.67%	115.76%	115.73%	115.04%	114.58%

Asset Quality Ratios:
Non-performing assets to total assets	1.93%	0.63%	0.62%	0.49%	0.23%
Non-performing loans to total loans	2.65%	0.86%	0.84%	0.68%	0.34%
Allowance for loan losses to non-performing loans	53.39%	102.85%	105.20%	134.52%	289.86%
Allowance for loan losses to total loans	1.41%	0.89%	0.89%	0.91%	0.98%

Capital Ratios:
Total capital (to risk-weighted assets)	14.25%	17.33%	17.59%	17.54%	18.30%
Tier I capital (to risk-weighted assets)	13.00%	16.34%	16.59%	16.53%	17.22%
Tier I capital (to average assets)	9.87%	11.11%	11.00%	10.89%	10.93%
Equity to assets	12.90%	11.49%	11.31%	11.05%	11.16%

Other Data:
Number of full service offices	18	13	13	13	13
Full time equivalent employees	202	133	132	132	134

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income. Recalculating the efficiency ratio excluding the Goodwill Impairment ($31.751 million) and CapeBank Charitable Foundation Contribution ($6.2 million) results in an efficiency ratio of 69.2%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At December 31, 2008, as a result of our acquisition of Boardwalk Bancorp, we had total assets of $1.091 billion.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We also offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small and mid-sized businesses. At December 31, 2008, our retail market area primarily included the area surrounding our 18 offices located in Cape May and Atlantic Counties, New Jersey.
Income. Our primary source of income is net interest income. Net interest income is the difference between interest income (which is the income that we earn on our loans and investments) and interest expense (which is the interest that we pay on our deposits and borrowings). Changes in levels of market interest rates affect our net interest income. Although the Federal Reserve Board has recently reduced short-term interest rates, in recent periods prior to these rate reductions, short-term interest rates (which influence the rates we pay on deposits) have increased while longer-term interest rates (which influence the rates we earn on loans) have not. The narrowing of the spread between the interest we earn on loans and investments and the interest we pay on deposits has negatively affected our net interest income.
A secondary source of income is non-interest income, which is revenue that we receive from providing other products and services. Most of our non-interest income consists of service charges (primarily service charges on deposit accounts). We also recognize non-interest income from the sale of loans and securities.
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
Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. As a result of the conversion and stock offering, we will recognize additional annual employee compensation expenses from our employee stock ownership plan, our Equity Incentive Plan and any additional stock-based benefit plans that we may adopt in the future.
In 2007 the FDIC began assessing most insured banks and savings banks deposit insurance premiums ranging from five cents to seven cents for every $100 of deposits. Assessment credits have been provided to institutions that paid high premiums in the past. According to information provided by the FDIC, Cape Bank received an assessment credit of approximately $390,000. The amount of the credit that offset our deposit insurance premium expense in 2008 was $213,500 which represented the remaining balance of the credit. The FDIC has recently proposed a special assessment of 20 basis points based on outstanding deposits as of June 30, 2009 and payable in September 2009. If this special assessment is implemented as proposed, we estimate an additional expense of $1.4 million.

Anticipated Increase in Non-Interest Expense
As a result of our mutual-to-stock conversion and stock offering, our non-interest expense increased because of the increased costs associated with operating as a public company. These additional expenses consist primarily of accounting and legal fees, expenses of shareholder communications and meetings, and increased compensation expenses associated with our employee stock ownership plan (“ESOP”) and any additional stock-based benefit plans that are approved by our shareholders. On August 25, 2008, our shareholders approved the Cape Bancorp, Inc. 2008 Equity Incentive Plan. The Equity Incentive Plan authorizes up to 1,863,892 shares of Company common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that no more than 1,331,352 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights, and no more than 532,540 shares may be issued or delivered pursuant to restricted stock awards.
Based on our sale of 7,820,000 shares of our common stock in the stock offering:
•	The ESOP completed its purchase of 1,065,082 shares of common stock on February 26, 2008 with a $10.65 million loan that is expected to be repaid over 25 years, resulting in an average annual pre-tax expense of approximately $425,000 (assuming that the common stock maintains a value of $10.00 per share).
•	The 2008 Equity Incentive Plan authorizes the grants of options to purchase up to 10% of the shares issued in the offering (including shares issued to The CapeBank Charitable Foundation and shares issued in the merger), or 1,331,352 shares, to eligible participants, which would result in compensation expense over the vesting period of the options. Assuming the market price of the common stock is $10.00 per share; the options are granted with an exercise price of $10.00 per share; the dividend yield on the stock is 0%; the expected option life is ten years; the risk free interest rate is 5.03% (based on the seven-year Treasury rate) and the volatility rate on the shares of common stock is 11.31% (based on an index of publicly traded thrift holding companies), the estimated grant-date fair value of the options (and corresponding pre-tax expense to us) using a Black-Scholes option pricing analysis is $4.05 per option granted. Assuming this value is amortized over the five-year vesting period, the corresponding annual pre-tax expense associated with the stock options is approximately $1.5 million.
•	The 2008 Equity Incentive Plan authorizes the award of shares of common stock equal to 4% of the shares issued in the offering (including shares issued to The CapeBank Charitable Foundation and shares issued in the merger), or 532,540 shares, to eligible participants, which would be expensed as the awards vest. Assuming that all shares are awarded under the 2008 Equity Incentive Plan at a price of $10.00 per share, and that the awards vest over a five-year period, the corresponding annual pre-tax expense associated with shares awarded under the 2008 Equity Incentive Plan is approximately $1.1 million.
The actual expense that will be recorded for the ESOP will be determined by the market value of our common stock as shares are released to employees over the term of the loan, and whether the loan is repaid faster than its contractual term. Accordingly, any increases in our stock price above $10.00 per share and any accelerated repayment of the loan will increase the annual ESOP expense. Further, the actual expense of the stock awards under the 2008 Equity Incentive Plan will be determined by the fair market value of the common stock on the grant date, which may be greater than $10.00 per share, and the actual expense of stock options under the 2008 Equity Incentive Plan will be based on the grant-date fair value of the options, which will be affected by a number of factors, including the market value of our common stock, the term and vesting period of the stock options, our dividend yield and other valuation assumptions contained in the option pricing model that we ultimately use.
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
In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Groups of homogenous loans are evaluated in the aggregate under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, peer group data, and single and total credit exposure. Certain loans that indicate underlying credit or collateral concerns may be evaluated individually for impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an Amendment of SFAS No. 114”. If a loan is impaired and repayment is expected solely from the collateral, the difference between the outstanding balance and the value of the collateral will be charged off. For potentially impaired loans where the source of repayment may include other sources of repayment, the evaluation may factor these potential sources of repayment and indicate the need for a specific reserve for any potential shortfall. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.
Management reviews the level of the allowance monthly. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 2 of the Notes to the Consolidated Financial Statements.
Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates.

For the year ended December 31, 2008 we recognized OTTI in the amount of $14.5 million for 11 CDO securities. These securities had a carrying value of $1.6 million as of December 31, 2008. The remaining 9 CDO securities that did not require OTTI had an amortized cost of $9.8 million and a market value of $1.4 million as of December 31, 2008. The distinction made between securities that qualify for an OTTI and those that do not is part of the evaluation process performed no less frequently than on a calendar quarter basis. Our process applied to each individual security includes but is not limited to the following factors: processes and judgment of management, the receipt of scheduled interest payments, evaluating whether an adverse change in cash flows has occurred pursuant to EITF 99-20, the length of time and the extent to which the fair value has been less than cost, the intent and ability of the Bank to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and or a temporary interest shortfall, and management’s review of underlying credits when deemed appropriate. Management considers the aggregate result of this analysis to determine OTTI.
Business Strategy
Our business strategy is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by:
•	pursuing new opportunities to increase commercial lending in our primary market area and expanding our existing commercial loan relationships;
•	continuing to use prudent underwriting standards to maintain the high quality of our loan portfolio;
•	continuing to originate residential mortgage loans in our primary market area;
•	building profitable business and consumer relationships by providing superior customer service with an emphasis on increasing transaction deposit accounts; and
•	increasing our non-interest income, through a broader range of products and services.
Pursuing new opportunities to increase our commercial lending in our primary market area and expanding our existing commercial loan relationships. We have a diversified loan portfolio which includes commercial real estate and commercial business loans. At December 31, 2008, we had $466.0 million and $54.3 million of commercial real estate loans (including commercial construction loans) and commercial business loans representing 58.6% and 6.8% of total loans, respectively. Commercial loans help diversify our loan portfolio and help improve the interest rate sensitivity of our assets. Additionally, the merger with Boardwalk Bancorp significantly increased our commercial loan portfolio. With the additional capital raised in our initial public offering which we completed in January 2008, we intend to continue to pursue commercial lending opportunities. Our maximum loans-to-one borrower limit was $17.9 million at December 31, 2008, although we do not expect to have any lending relationships that would reach this limit.
Continuing to use prudent underwriting standards to maintain the high quality of our loan portfolio. We believe that maintaining high asset quality is a key to long-term financial success. We have sought to grow and diversify our loan portfolio while actively managing nonperforming assets. We believe we use conservative underwriting standards and we diligently monitor collection efforts. However, the current severe economic recession has adversely affected many of our borrower customers and has increased our delinquent and non-performing loans. Our non-performing loans increased to 2.65% of total loans at December 31, 2008 from 0.86% of total loans at December 31, 2007. Although we intend to continue our efforts to originate commercial real estate and commercial business loans, we intend to maintain our philosophy of prudent and conservative underwriting of such loans.
Continuing to originate residential mortgage loans in our primary market area. We will continue to provide products and services that meet the needs of our residential lending customers in our primary market area. We offer both fixed-rate and adjustable-rate loans, with a variety of terms to meet our customers’ needs.

Building profitable business and consumer relationships by providing superior customer service with an emphasis on increasing transaction deposit accounts. We are a full-service financial services company offering our customers a broad range of loan and deposit products. We will continue our efforts to increase commercial loan originations and we anticipate serving a greater percentage of the small businesses in our market area. We offer a broad range of services, including internet banking and remote deposit capture, which enables our customers to access banking services through non-traditional delivery mechanisms.
Increasing our non-interest income through a broader range of products and services. Our merger with Boardwalk Bancorp has allowed us to expand our commercial initiatives for both loans and deposits.
Our goal is to be recognized as the leading provider of high quality banking services to small and mid-sized businesses and professionals located in our primary market area of Atlantic and Cape May Counties, New Jersey. We have pursued this objective by assembling a team of bankers who have many years of experience in our market. We believe that the primary transaction account is the key to a strong relationship between a bank and its customers. For consumers, this is the household checking account which is used to pay bills. For businesses, it is one or more operating accounts and related cash management services. The primary transaction account provides us with a low-cost source of funds and enables us to build relationships with our customers. We intend to focus our resources on growing profitable business and consumer relationships by emphasizing the primary transaction account and offering high quality service to support these accounts. The primary transaction account is linked to automated payments in the form of direct debits and direct deposits and, coupled with superior customer service, tends to create the foundation for a long-term relationship between a bank and its customers.
Comparison of Financial Condition at December 31, 2008 and December 31, 2007
The Company’s total assets increased by $456.9 million, or 72.1%, to $1.091 billion at December 31, 2008 from $633.8 million at December 31, 2007. Assets increased by $450.2 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. We recorded goodwill and other intangible assets of $55.4 million as a result of the acquisition of Boardwalk Bancorp. At December 31, 2008, goodwill and other intangible assets totaled $23.4 million. The decline primarily resulted from a $31.8 million non-cash goodwill impairment charge and the amortization of intangibles totaling $264,000.
Cash and cash equivalents decreased $5.5 million, or 35.3%, to $10.1 million at December 31, 2008 from $15.6 million at December 31, 2007.
Total loans increased $323.9 million, or 70.4%, to $783.9 million at December 31, 2008 from $459.9 million at December 31, 2007. Net loans increased by $314.5 million, net of an allowance for loan losses of $3.8 million, as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. Subsequent to the closing of the acquisition, net loan growth for the remainder of the year ended December 31, 2008, totaled $9.5 million or 1.2%. Delinquent loans increased $17.6 million to $33.3 million or 4.2% of total loans at December 31, 2008 from $15.7 million, or 3.4% of total loans, at December 31, 2007. Total delinquent loans by portfolio at December 31, 2008 were $18.9 million of commercial mortgages, $4.2 million of residential mortgages, $4.1 million of construction loans, $5.2 million of commercial business loans, $567,000 of home equity loans and $315,000 of other consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days — $5.9 million; 60 to 89 days — $6.3 million; and 90 days and greater — $21.1 million.
At December 31, 2008, the Company had $21.1 million in non-performing loans, or 2.65% of total loans, compared to $4.0 million, or 0.9% of total loans, at December 31, 2007. Total non-performing loans increased by $6.2 million as a result of Cape Bancorp’s acquisition of Boardwalk Bancorp on January 31, 2008 and increased an additional $10.9 million subsequent to the closing of the acquisition. At December 31, 2008, non-performing loans by loan portfolio category were as follows: $12.1 million of commercial mortgage loans; $1.2 million of residential mortgage loans; $4.1 million of construction loans; $3.3 million of commercial business loans; $250,000 of home equity loans; and $92,000 of consumer loans.
At December 31, 2008, commercial non-performing loans had collateral type concentrations of 8.5% in residential, duplex and multi-family related loans, 19.8% in land and building lot related loans, 23.6% in retail store and restaurant related loans, 26.5% in marina and auto dealership related loans, 3.5% in bed and breakfast and hotel related loans, and 18.1% in commercial building and equipment related loans. The three largest relationships in this category of non-performing loans at December 31, 2008 totaled $2.9 million, $2.7 million, and $2.1 million, respectfully.

We believe we have appropriately charged-off or established adequate loss reserves on problem loans that we have identified. However, we believe that non-performing and delinquent loans will continue to increase as the current recession persists. We are aggressively managing all loan relationships, and where necessary, we will apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities increased by $56.2 million, or 52.4%, to $163.5 million at December 31, 2008 from $107.3 million at December 31, 2007. At December 31, 2008, $114.7 million of investment securities, or 70.1% were classified as available for sale. Investment securities increased by $98.1 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. From January 31, 2008 through December 31, 2008, investment securities decreased by $41.9 million, or 20.4%. Management evaluates the portfolio on a quarterly basis for other-than-temporary impairment. Factors considered in the analysis are credit agency downgrades, changes in projected cash flows that are not adequate to meet contractual obligations, and declines in the market value of securities that remain depressed for a substantial period of time. Where applicable, several external sources are used to ascertain market pricing.
During the year ended December 31, 2008, the collateralized debt obligation (CDO) portion of the investment securities portfolio declined in value by approximately $23.2 million. This decline in value excludes an unrealized loss of $4.8 million that existed on the date of the Boardwalk Bancorp acquisition which was recorded as an adjustment to book value through purchase accounting. At December 31, 2008, the cost basis of such securities was $11.8 million with a fair market value of $3.0 million. Market value has been adversely affected by the prolonged illiquid market for these securities. For the twelve months ended December 31, 2008, we recognized an other-than-temporary impairment charge of $15.6 million, of which $14.5 million related to CDOs and $1.1 million related to Freddie Mac and Fannie Mae preferred stock, which were sold on December 31, 2008.
Total deposits increased by $245.5 million, or 52.7%, to $711.1 million at December 31, 2008, from $465.6 million at December 31, 2007. Deposits increased by $320.5 million as a result of our acquisition of Boardwalk Bancorp, and includes purchase accounting adjustments of $1.1 million. Subsequent to the closing of the acquisition, deposits decreased by $75.0 million, or 9.5%, for the remainder of the year ended December 31, 2008. This decline was attributable to a high volume of certificate of deposit maturities that did not renew with Cape Bank, as management determined borrowings to be more cost effective than the local CD market.
Certificates of deposit increased $180.5 million, or 102.8%, to $356.2 million at December 31, 2008 from $175.7 million at December 31, 2007, and NOW and money market accounts increased $42.6 million, or 25.1%, to $212.2 million at December 31, 2008 from $169.6 million at December 31, 2007. Non-interest bearing deposits increased $22.4 million, or 54.8%, to $63.3 million at December 31, 2008 from $40.9 million at December 31, 2007. Savings accounts totaled $79.5 million at both period ends. Total non-certificate of deposit balances decreased $21.3 million, or 5.7%, to $354.9 million at December 31, 2008 from $376.2 million at January 31, 2008.
Total borrowings increased $169.5 million, or 260.7%, to $234.5 million at December 31, 2008 from $65.0 million at December 31, 2007. Borrowings increased by $82.3 million as a result of our acquisition of Boardwalk Bancorp on January 31, 2008. At December 31, 2008, our borrowings to assets ratio increased to 21.5% from 10.3% at December 31, 2007. Borrowings to total liabilities increased to 24.7% at December 31, 2008 from 11.6% at December 31, 2007.
Stockholders’ equity increased by $67.9 million, or 93.2%, to $140.7 million at December 31, 2008, from $72.8 million at December 31, 2007. Equity increased by $61.5 million from the net proceeds of the 7,820,000 shares of stock sold in the initial public offering, which was net of a loan to our ESOP of $10.7 million; $49.5 million as a result of the issuance of 4,946,121 shares for the purchase of Boardwalk Bancorp common stock; and $5.5 million as a result of the issuance of stock to the charitable foundation. These increases were offset by a net loss of $42.5 million and an increase in accumulated other comprehensive loss of $6.3 million. At December 31, 2008, stockholders’ equity totaled $140.7 million, or 12.9% of total assets, and tangible equity totaled $117.3 million or 11.0% of total assets.

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
Certificates of deposit increased $7.3 million, or 4.3%, to $175.7 million at December 31, 2007 from $168.4 million at December 31, 2006, and NOW and money market accounts increased $25.1 million, or 15.6%, to $169.6 million at December 31, 2007 from $144.5 million at December 31, 2006. Savings accounts increased $766,000, or 1.0%, to $79.6 million at December 31, 2007 from $78.8 million at December 31, 2006. Non-interest bearing deposits decreased $3.3 million, or 7.5%, to $40.9 million at December 31, 2007 from $44.2 million at December 31, 2006. The growth in NOW and money market accounts is attributable to acquiring municipal accounts during the year with total balances of $30.1 million at December 31, 2007.
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
Comparison of Operating Results for the Years Ended December 31, 2008 and 2007
General. We had a net loss of $42.5 million for the year ended December 31, 2008 compared to net income of $3.4 million for the year ended December 31, 2007. The loss was primarily the result of a non-cash goodwill impairment charge of $31.8 million, an other-than-temporary impairment charge of $15.6 million on our investment securities, a $9.0 million increase in our provision for loan losses, our contribution of $3.8 million to The CapeBank Charitable Foundation, net of taxes, and approximately $785,000 of expenses, net of taxes, associated with the acquisition of Boardwalk Bancorp and name changes. These expenses were partially offset by a tax benefit of $8.2 million and increased net interest income resulting from the acquisition of Boardwalk Bancorp.
Interest Income. Interest income increased $21.5 million, or 58.7%, to $58.1 million for the year ended December 31, 2008, from $36.6 million for the year ended December 31, 2007. The increase for the year resulted primarily from a $16.9 million, or 54.3%, increase in interest income on loans. Average loans for the year ended December 31, 2008, increased $313.2 million, or 68.8% to $768.5 million from $455.2 million for the year ended December 31, 2007. The average yield on the loan portfolio decreased 59 basis points to 6.25% for the year ended December 31, 2008 from 6.84% for the year ended December 31, 2007, resulting from a decline in short term interest rates, indexed loans repricing at lower rates, and strong competition for new loan originations in a declining interest rate environment. The increase in the average balance of loans was the result of the acquisition of Boardwalk Bancorp during the period.

The average balance of investments and mortgage-backed securities increased $59.7 million, or 107.8%, and $24.1 million, or 44.0%, respectively, to $115.0 million and $78.9 million for the year ended December 31, 2008, from $55.4 million and $54.9 million, respectively, for the year ended December 31, 2007. The average yield on investments increased 46 basis points to 5.06% for the year ended December 31, 2008, from 4.60% for the year ended December 31, 2007. The average yield on mortgage-backed securities increased 3 basis points to 5.11% for the year ended December 31, 2008 from 5.08% for the year ended December 31, 2008. The increase in the average balance and yield on investments and mortgage-backed securities was the result of the acquisition of Boardwalk Bancorp during the period.
Interest Expense. Interest expense increased $7.1 million, or 41.4%, to $24.2 million for the year ended December 31, 2008, from $17.1 million for the year ended December 31, 2007. The increase in interest expense resulted primarily from the acquisition of Boardwalk Bank.
Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $178,000, or 4.2%, to $4.1 million for the year ended December 31, 2008, from $4.2 million for the year ended December 31, 2007, and interest expense on certificates of deposit increased $4.5 million, or 56.5%, to $12.5 million for the year ended December 31, 2008, from $8.0 million for the year ended December 31, 2007. The average rate paid on certificates of deposit decreased 101 basis points to 3.55% for the year ended December 31, 2008, from 4.56% for the year ended December 31, 2007, while the average balance of certificates of deposit increased $177.6 million, or 100.9% to $353.5 million for the year ended December 31, 2008, from $175.9 million for the year ended December 31, 2007. Similarly, the average rate paid on NOW and money market accounts decreased 83 basis points to 1.81% for the year ended December 31, 2008, from 2.64% for the year ended December 31, 2007. The average balance of NOW and money market accounts increased $64.3 million, or 40.1%, to $224.6 million for the year ended December 31, 2008, from $160.3 million for the year ended December 31, 2007. We decreased rates on maturing certificates of deposit, NOW and money market accounts in response to the decline in short term interest rates. The average balance of NOW and money market accounts includes indexed priced municipal accounts for the year ended December 31, 2008, with an average balance of $20.3 million and an average rate of 1.94%. These accounts were offered beginning in May 2007, and the year end average balance reflects balances from that date. For the year ended December 31, 2007, the average balance of indexed priced municipal accounts was $16.3 million and had an average rate of 4.62%. The increase in average total deposits was the result of the acquisition of Boardwalk Bancorp.
Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) increased $3.0 million, or 83.0%, to $6.6 million for the year ended December 31, 2008 from $3.6 million for the year ended December 31, 2007. The average balance of borrowings increased $117.8 million, or 156.4%, to $193.2 million for the year ended December 31, 2008, from $75.4 million for the year ended December 31, 2007. These increases resulted primarily from the addition of $82.3 million in borrowings from the acquisition of Boardwalk Bank and replacement funding for maturing certificates of deposit. The average rate paid on borrowings decreased 136 basis points to 3.40% for the year ended December 31, 2008, from 4.76% for the year ended December 31, 2007, resulting from the decline in short-term interest rates, and a higher proportional balance of overnight funds versus fixed rate advances.
Net Interest Income.Net interest income increased $14.4 million, or 73.9%, to $33.9 million for the year ended December 31, 2008, from $19.5 million for the year ended December 31, 2007. Our net interest rate spread increased by 20 basis points to 3.14% for the year ended December 31, 2008, from 2.94% for the year ended December 31, 2007, and our net interest margin increased by 6 basis points to 3.48% for the year ended December 31, 2008, from 3.42% for the year ended December 31, 2007. The increase in our net interest spread resulted from having more rate-sensitive liabilities than assets tied to short term interest rates, which decreased during the period. The smaller increase in our net interest margin was due to the decline in the ratio of average interest earning assets to average interest bearing liabilities to 113.9% during the year ended December 31, 2008, from 116.0% for the year ended December 31, 2007.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on management’s judgment of potential losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a monthly basis.
We recorded a provision for loan losses of $9.0 million for the year ended December 31, 2008 compared to $357,000 for the year ended December 31, 2007. The increase in the provision for losses over the prior year reflects management’s analysis of impaired loans as well as the increase in loans outstanding resulting from the acquisition of Boardwalk Bancorp.
Our allowance for loans losses increased by $7.1 million, or 172.7%, to $11.2 million at December 31, 2008, from $4.1 million at December 31, 2007. The ratio of our allowance for loan loss to total loans increased to 1.41% at December 31, 2008, from 0.89% at December 31, 2007. The ratio of the allowance for loan losses to non-performing loans decreased to 53.4% at December 31, 2008, from 102.9% at December 31, 2007, resulting from a higher level of non-performing loans. For the year ended December 31, 2008, charge-offs were $5.7 million compared to $232,000 for the year ended December 31, 2007, resulting primarily from increased charge-offs on real estate-related loans.
Non-Interest Income. Non-interest income decreased $14.8 million to $(10.8) million for the year ended December 31, 2008, from $4.0 million for the year ended December 31, 2007. The decrease resulted from the Bank recognizing an other-than-temporary impairment charge totaling $15.6 million of which $14.5 million related to collateralized debt obligations and $1.1 million related to Fannie Mae and Freddie Mac preferred stock. The decline in non-interest income was partially offset by higher service fee income of $753,000 and an increase in income from BOLI of $412,000. These increases were primarily associated with the acquisition of Boardwalk Bank. The increases were offset by a reduction in net gains on the sale of loans of $179,000. In addition, a $149,000 charge to non-interest income was recognized resulting from the retirement of old equipment and replacement of signage associated with the acquisition of Boardwalk Bank.
Non-Interest Expense. Non-interest expense increased $46.3 million to $64.7 million for the year ended December 31, 2008 from $18.4 million for the year ended December 31, 2007. The year-to-year increase resulted primarily from a non-cash goodwill impairment charge totaling $31.8 million, a $6.3 million expense related to the formation of The CapeBank Charitable Foundation, and increased expenses primarily related to the Boardwalk Bancorp acquisition. These expenses included increased compensation expense of $3.2 million, increased occupancy and equipment expenses of $1.7 million, increased professional services (audit and legal) of $753,000, increased FDIC premiums expense of $470,000, increased data processing expenses of $437,000, increased telecommunications expense of $322,000, increased general advertising costs primarily as a result of Cape Bank’s name change, of $104,000 and Employee Stock Ownership Plan (ESOP) expense of $395,000.
Income Tax Expense. As a result of our pre-tax loss of $50.6 million for the year ended December 31, 2008, we recorded a tax benefit of $8.2 million for the year ended December 31, 2008, compared to tax expense of $1.3 million for the year ended December 31, 2007. The effective tax rate was (16.1)% for the year ended December 31, 2008 compared to 27.5% for the year ended December 31, 2007. The decrease in the effective tax rate was primarily a result of the pre-tax loss partially offset by the disallowance of the goodwill impairment charge of $31.8 million.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006
General. Net income decreased $1.6 million, or 32.0%, to $3.4 million for the year ended December 31, 2007 from $5.0 million for the year ended December 31, 2006. The decrease was caused by a decrease in non-interest income and an increase in non-interest expenses.
Interest Income. Interest income increased $2.2 million, or 6.4%, to $36.6 million for the year ended December 31, 2007 from $34.4 million for the year ended December 31, 2006. The increase resulted primarily from a $1.9 million, or 6.5%, increase in interest income on loans. The average balance of loans increased $22.9 million, or 5.3%, to $455.2 million for the year ended December 31, 2007, from $432.3 million for the year ended December 31, 2006. In addition, the average yield on our loan portfolio increased 10 basis points to 6.86% for the year ended December 31, 2007 from 6.76% for the year ended December 31, 2006. The increase in average balance of loans resulted primarily from an increase in commercial loan originations, as we met increased demand for these types of loans. The increase in average yield resulted primarily from the increase in commercial mortgage loans, which are generally originated with higher interest rates than residential mortgage loans.
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
Interest income on taxable investments decreased $433,000 to $2.1 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006.
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
Interest expense on certificates of deposit increased $1.4 million, or 21.2%, to $8.0 million for the year ended December 31, 2007 from $6.6 million for the year ended December 31, 2006. The average rate we paid on certificates of deposit increased 55 basis points to 4.56% for the year ended December 31, 2007 from 4.01% for the year ended December 31, 2006, while the average balance of certificates of deposit increased $11.3 million, or 6.9%, to $175.9 million for the year ended December 31, 2007 from $164.6 million for the year ended December 31, 2006. Interest expense on NOW and money market accounts increased $1.1 million, or 3.5%, to $4.2 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. The average rate we paid on NOW and money market accounts increased 42 basis points to 2.63% for the year ended December 31, 2007 from 2.21% for the year ended December 31, 2006, while the average balance of NOW and money market accounts increased $21.8 million, or 15.6%, to $161.4 million for the year ended December 31, 2007 from $139.6 million for the year ended December 31, 2006. We increased interest rates on our certificates of deposit in response to interest rate increases on similar accounts offered by our competitors. Additionally, both the average balance and average rate of our NOW and money market accounts increased due to higher costing municipal account balances, which are indexed to the 91-day Treasury Bill and did not exist in the prior year.
Interest expense on borrowings decreased $329,000, or 8.4%, to $3.6 million for the year ended December 31, 2007 from $3.9 million for the year ended December 31, 2006, reflecting decreased borrowings. The average balance of borrowings decreased $9.5 million, or 11.2%, to $75.4 million for the year ended December 31, 2006 from $84.9 million for the year ended December 31, 2006, as we used excess funds from the increase in deposits, resulting primarily from the acquisition of municipal accounts, to reduce higher cost overnight borrowings. The average cost of borrowings increased 14 basis points to 4.76% for the year ended December 31, 2007 from 4.62% for the year ended December 31, 2006, reflecting higher market interest rates.

Net Interest Income. Net interest income remained unchanged at $19.5 million for the years ended December 31, 2007 and December 31, 2006. Average interest earning assets increased $2.4 million, or 3.2%, to $77.5 million for the year ended December 31, 2007 from $75.1 million for the year ended December 31, 2006, offsetting a 12 basis points decrease in our net interest rate spread to 3.02% for the year ended December 31, 2007 from 3.14% for the year ended December 31, 2006, and a 6 basis points decrease in our net interest margin, to 3.50% for the year ended December 31, 2007 from 3.56% for the year ended December 31, 2006. The decreases in our net interest rate spread and our net interest margin were consistent with the continued flattening and eventual inversion of the yield curve
Provision for Loan Losses. We recorded a provision for loan losses of $357,000 for the year ended December 31, 2007 and $312,000 for the year ended December 31, 2006. The increase in the provision for loan losses was primarily a result of loan growth, combined with an increase in charge-offs and an increase in non-performing loans. Total loans increased $13.3 million, or 2.9%, to $464.4 million at December 31, 2007 from $451.1 million at December 31, 2006. The provision for loan losses also increased due to the specific reserves associated with impaired loans as of December 31, 2007. The application of loss factors under management’s methodology to the outstanding loan balances results in a provision for loan losses related to incremental loan growth. We had net charge-offs of $189,000 for the year ended December 31, 2007, compared to $95,000 for the year ended December 31, 2006. Non-performing loans increased to $4.0 million at December 31, 2007, compared to $3.8 million at December 31, 2006. Our allowance for loan losses as a percentage of total loans was 0.89% at December 31, 2007 and December 31, 2006.
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
Non-Interest Expense. Non-interest expense increased $2.0 million, or 12.2%, to $18.4 million for the year ended December 31, 2007 from $16.4 million for the year ended December 31, 2006. The increase is primarily attributable to additional compensation expense that was recognized as a result of amendments made to the deferred compensation benefit plans of executives and directors. Such amendments permitted executive officers and current directors to elect to receive the amounts credited to his or her phantom stock option account and/or phantom restricted stock account on the first business day of January 2008. All directors and executive officers made this election. Therefore no further expense will accrue for these plans in the future years. Additional compensation expense of approximately $1.8 million was incurred during the fourth quarter of 2007 resulting in increases in salaries and employee benefits expense (executive portion) and other expense (director portion).
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

	For the Years Ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$10,024	$275	2.74%	$3,950	$187	4.73%	$1,344	$63	4.69%
Investments	115,034	5,826	5.06%	55,370	2,545	4.60%	72,708	2,907	4.00%
Mortgage-backed securities	78,887	4,028	5.11%	54,782	2,782	5.08%	46,571	2,150	4.62%
Loans	768,458	47,998	6.25%	455,222	31,115	6.84%	432,303	29,237	6.76%

Total interest-earning assets	972,403	58,127	5.98%	569,324	36,629	6.43%	552,926	34,357	6.21%
Noninterest-earning assets	138,464			50,457			47,791
Allowance for loan losses	(8,955)			(3,985)			(3,902)

Total assets	$1,101,912			$615,796			$596,815

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$106,826	1,030	0.96%	$76,310	1,043	1.37%	$61,615	306	0.50%
Savings accounts	82,309	1,062	1.29%	79,161	1,290	1.63%	88,715	1,272	1.43%
Money market accounts	117,821	3,029	2.57%	84,020	3,194	3.80%	78,030	2,786	3.57%
Certificates of deposit	353,501	12,562	3.55%	175,924	8,029	4.56%	164,570	6,592	4.01%
Borrowings	193,203	6,570	3.40%	75,359	3,590	4.76%	84,860	3,919	4.62%

Total interest-bearing liabilities	853,660	24,253	2.84%	490,774	17,146	3.49%	477,790	14,875	3.11%
Noninterest-bearing deposits	68,158			46,061			46,803
Other liabilities	6,417			7,628			6,214

Total liabilities	928,235			544,463			530,807
Stockholders’ equity	173,677			71,333			66,008

Total liabilities & stockholders’ equity	$1,101,912			$615,796			$596,815

Net interest income		$33,874			$19,483			$19,482

Net interest spread			3.14%			2.94%			3.10%
Net interest margin			3.48%			3.42%			3.52%
Net interest income and margin (tax equivalent basis)(1)		$34,441	3.54%		$19,736	3.47%		$19,658	3.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.91%			116.01%			115.73%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $567,000, $253,000 and $176,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The average yield on investments increased to 5.56% from 5.06% for the year ended December 31, 2008, increased to 5.05% from 4.60% for the year ended December 31, 2007, and increased to 4.24% from 4.00% for the year ended December 31, 2006.

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

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Compared to December 31, 2007			Compared to December 31, 2006
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)			(in thousands)
Interest Earning Assets
Interest-earning deposits	$168	$(80)	$88	$123	$1	$124
Investments	3,028	253	3,281	(797)	435	(362)
Mortgage-backed securities	1,239	7	1,246	417	215	632
Loans	19,663	(2,780)	16,883	1,567	311	1,878

Total interest income	24,098	(2,600)	21,498	1,310	962	2,272

Interest-Bearing Liabilities
Interest-bearing demand accounts	226	(239)	(13)	201	536	737
Savings accounts	41	(269)	(228)	(156)	174	18
Money market accounts	824	(989)	(165)	228	180	408
Certificates of deposit	6,342	(1,809)	4,533	518	919	1,437
Borrowings	4,018	(1,038)	2,980	(453)	124	(329)

Total interest expense	11451	(4,344)	7,107	338	1,933	2,271

Total net interest income	$12,647	$1,744	$14,391	$972	$(971)	$1

Management of Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Management Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice Presidents of Commercial and Residential Lending, Vice President of Retail Funding and our Controller. The Interest Rate Risk Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial loans that generally tend to have shorter repricing or reset periods and higher interest rates than residential mortgage loans;
•	investing in shorter duration investment grade corporate securities and mortgage-backed securities;
•	originating adjustable-rate and short-term consumer loans;
•	selling a portion of our long-term residential mortgage loans; and
•	obtaining general financing through lower cost deposits and advances from the Federal Home Loan Bank.

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
The table below sets forth, as of December 31, 2008, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in		Increase (Decrease) in Estimated			Increase (Decrease) in Estimated
Interest Rates		NPV		Estimated Net	Net Interest Income
(basis points)(1)	Estimated NPV (2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$105,490	$(50,491)	(32)%	$36,348	$(1,722)	(4)%
+100	134,009	(21,972)	(14)	37,327	(743)	(2)
0	155,981	—	—	38,070	—	—
-100	164,666	8,686	6	38,889	819	2
-200	165,795	9,814	6	38,757	687	2

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.
The table above indicates that at December 31, 2008, in the event of a 100 basis point increase in interest rates, we would experience a 14% decrease in net portfolio value and a $743,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 6% increase in net portfolio value and an $819,000 increase in net interest income.
Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Modeling changes requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources
Liquidity is the ability to fund assets and meet obligations as they come due, and management believes that sources of liquidity are particularly important in the current weak economic environment. Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash, federal funds sold, and the market value of available-for-sale investments with maturities of one year or less) (not subject to pledge) as a percentage of total assets ranging between 2% and 7%. At December 31, 2008, this ratio was 2.75%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2008.
Any bank, including Cape Bank, may experience liquidity pressures under certain market scenarios including rapid asset growth or deposit losses as a result of deteriorating asset quality or other significant internal or external events. As part of Cape Bank’s liquidity management program to ensure adequate levels of liquidity to meet both predictable and unexpected cash needs, we may rely on or access additional funding sources, including the Federal Home Loan Bank of New York. In the event Federal Home Loan Bank advances are limited or restricted, Cape Bank has other funding sources available to meet liquidity needs.
We regularly adjust our investments in liquid assets based upon our assessment of:
(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.
Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $10.1 million. At December 31, 2008, we had no loans classified as held for sale. During the years ended December 31, 2008 and 2007 we sold $1.8 million and $23.1 million of long-term, fixed-rate loans, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $114.7 million at December 31, 2008, and we had $234.5 million in outstanding borrowings at December 31, 2008.
At December 31, 2008, we had $10.8 million in outstanding loan commitments, $57.4 million of unused lines of credit, $21.8 million of construction loans in process and $10.8 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2009 totaled $296.2 million, or 41.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are purchasing mortgage-backed securities and originating loans. During the years ended December 31, 2008 and 2007, we purchased securities classified as available-for-sale totaling $32.6 million and $41.9 million, respectively. During the years ended December 31, 2008 and 2007, we originated $199.9 million and $104.5 million of loans, respectively.
Financing activities consist primarily of activity in deposit accounts and borrowings (repurchase agreements and Federal Home Loan Bank of New York advances). We had a net increase in total deposits, of $245.5 million for the year ended December 31, 2008, and a net decrease of $75.0 million excluding deposits acquired from Boardwalk Bank, and a net increase of $29.8 million for the year ended December 31, 2007. The increase for the year ended December 31, 2007 resulted primarily from a $25.1 million increase in NOW accounts and money market funds. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
We had a net increase in borrowings of $169.5 million for the year ended December 31, 2008, of which $82.3 million was acquired with the purchase of Boardwalk Bank, and a net increase in borrowings of $34.0 million for the year ended December 31, 2007. At December 31, 2008, we had the ability to borrow an additional $44.0 million from the Federal Home Loan Bank of New York.
Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to the Consolidated Financial Statements of Cape Bank.
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(in thousands)

Borrowings	$110,453	$65,018	$25,013	$34,000	$234,484
Operating leases	—	—	—	—	—
Capitalized leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Certificates of deposit	296,175	50,967	9,051	—	356,193
Other long-term liabilities	—	—	—	—	—

Total	$406,628	$115,985	$34,064	$34,000	$590,677

Commitments to extend credit	$100,787	$—	$—	$—	$100,787

Recent Accounting Pronouncements
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
Impact of Inflation and Changing Prices
Our consolidated financial statements and related notes have been prepared in accordance with generally acceptable accounting principles. Generally accepted accounting principles generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in Part III, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.
(b) Changes in internal controls
There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Cape Bancorp, Inc.; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Cape Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This report appears on page F-1.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors and executive officers of Cape Bancorp is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	EXECUTIVE COMPENSATION
Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditors.”
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements
The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2008 and 2007

(C)	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

(D)	Consolidated Statements of Changes in Equity for the years ended December 31, 2008, 2007 and 2006

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

(F)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits
3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Herbert L. Hornsby Jr. (1)

10.3	Employment Agreement for Robert J. Boyer (1)

10.4	Employment Agreement for Michael D. Devlin (1)

10.5	Employment Agreement for Guy A. Deninger (1)

10.6	Form of Change in Control Agreement (1)

10.7	Change in Control Agreement for Wayne S. Hardenbrook (1)

10.8	Form of Director Retirement Plan (1)

10.9	Benefit Equalization Plan (1)

10.10	2008 Equity Incentive Plan (3)

10.11	Agreement with James. J. Lynch and Patriot Financial Partners, L.P. (5)

14	Code of Ethics (4)

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc.. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 10, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.
Date: March 16, 2009	By:	/s/ Michael D. Devlin
Michael D. Devlin
Chief Executive Officer and President (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael D. Devlin Michael D. Devlin	Chief Executive Officer and President (Principal Executive Officer)	March 16, 2009

/s/ Guy Hackney Guy Hackney	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ James J. Lynch James J. Lynch	Director	March 16, 2009

/s/ Agostino R. Fabietti Agostino R. Fabietti	Director	March 16, 2009

/s/ Robert F. Garrett, III Robert F. Garrett, III	Director	March 16, 2009

/s/ Frank J. Glaser Frank J. Glaser	Director	March 16, 2009

/s/ Louis H Griesbach, Jr. Louis H. Griesbach, Jr.	Director	March 16, 2009

/s/ David C. Ingersoll, Jr. David C. Ingersoll, Jr.	Director	March 16, 2009

/s/ Joanne D. Kay Joanne D. Kay	Director	March 16, 2009

/s/ Matthew J. Reynolds Matthew J. Reynolds	Director	March 16, 2009

/s/ Thomas K. Ritter Thomas K. Ritter	Director	March 16, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAPE BANCORP AND SUBSIDIARIES
*  *  *

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Cape Bancorp, Inc.
Cape May Court House, New Jersey
We have audited the accompanying balance sheets of Cape Bancorp, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Cape Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cape Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cape Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Crowe Horwath LLP
Livingston, New Jersey
March 16, 2009

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands)
ASSETS
Cash & due from financial institutions	$10,117	$14,596
Federal funds sold	—	1,035

Cash and cash equivalents	10,117	15,631
Interest-earning deposits in other financial institutions	17,918	5,721
Investment securities available for sale, at fair value	114,655	62,128
Investment securities held to maturity (fair value of $49,938 at December 31, 2008 and $45,427 at December 31, 2007)	48,825	45,140
Loans held for sale	—	350
Loans, net of allowance of $11,240 and $4,121	783,869	459,936
Accrued interest receivable	4,736	3,081
Premises and equipment, net	27,342	16,131
Other real estate owned	798	—
Federal Home Loan Bank (FHLB) stock, at cost	11,602	3,848
Deferred income taxes	17,247	3,162
Bank owned life insurance (BOLI)	26,446	15,421
Deferred stock issuance and acquisition costs	—	1,916
Goodwill	22,575	—
Intangible assets	786	—
Assets held for sale	2,026	—
Other assets	1,793	1,346

Total assets	$1,090,735	$633,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$63,258	$40,860
Interest-bearing deposits	647,872	424,788
Stock subscriptions	—	21,500
Borrowings	234,484	65,000
Advances from borrowers for taxes and insurance	585	651
Accrued interest payable	778	401
Other liabilities	3,033	7,782

Total liabilities	950,010	560,982

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares and 13,313,521 issued and outstanding in 2008	133	—
Additional paid-in capital	126,801	—
Unearned ESOP shares	(10,232)	—
Accumulated other comprehensive income (loss)	(6,022)	293
Retained earnings	30,045	72,536

Total stockholders’ equity	140,725	72,829

Total liabilities & stockholders’ equity	$1,090,735	$633,811

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2008	2007	2006
	(dollars in thousands, except share data)

Interest income:
Interest on loans	$47,998	$31,114	$29,238
Interest and dividends on investments
Taxable	4,811	2,123	2,556
Tax-exempt	1,290	610	414
Interest on mortgage-backed securities	4,028	2,782	2,149

Total interest income	58,127	36,629	34,357

Interest expense:
Interest on deposits	17,683	13,556	10,956
Interest on borrowings	6,570	3,590	3,919

Total interest expense	24,253	17,146	14,875

Net interest income before provision for loan losses	33,874	19,483	19,482
Provision for loan losses	9,009	357	312

Net interest income after provision for loan losses	24,865	19,126	19,170

Non-interest income:
Service fees	3,202	2,449	2,306
Net gains on sale of loans	36	299	215
Net income from BOLI	1,005	593	506
Net rental income	342	348	343
Gain/ (loss) on sales of investment securities available for sale, net	40	—	779
Other than temporary impairment	(15,640)	—	—
Loss on disposal of other assets	(158)	(7)	—
Other	380	310	289

Total non-interest income	(10,793)	3,992	4,438

Non-interest expense:
Salaries and employee benefits	14,351	11,108	9,634
Occupancy & equipment	3,618	1,949	1,912
Federal insurance premiums	525	53	55
Data processing	1,370	933	955
Charitable Foundation contribution	6,256	—	—
Advertising	577	473	768
Telecommunications	870	548	497
Professional services	988	235	199
Goodwill impairment	31,751	—	—
Other operating	4,411	3,092	2,360

Total non-interest expense	64,717	18,391	16,380

Income (loss) before income taxes	(50,645)	4,727	7,228
Income tax expense (benefit)	(8,154)	1,299	2,227

Net income (loss)	$(42,491)	$3,428	$5,001

Earnings (loss) per share (see Note 16):
Basic	$(3.49)	n/a	n/a
Diluted	$(3.49)	n/a	n/a

Weighted average number of shares outstanding:
Basic	12,280,494	n/a	n/a
Diluted	12,280,494	n/a	n/a
See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006

					Accumulated
					Other	Total
	Common	Paid-In	Unearned ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
	(in thousands)

Balance, January 1, 2006	$—	$—	$—	$64,106	$(625)	$63,481

Net income	—	—	—	5,001	—	5,001

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	461	461

Total comprehensive income	—	—	—			5,462

Balance, December 31, 2006	—	—	—	69,107	(164)	68,943

Net income	—	—	—	3,429	—	3,429

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	457	457

Total comprehensive income	—	—	—			3,886

Balance, December 31, 2007	—	—	—	72,536	293	72,829

Net income (loss)	—	—	—	(42,491)	—	(42,491)

Net unrealized losses, net of reclassification adjustments and taxes	—	—	—	—	(6,315)	(6,315)

Total comprehensive income (loss)	—	—	—			(48,806)

Conversion from mutual to stock company and simultaneous acquisition of Boardwalk Bancorp	133	126,832	(10,658)	—	—	116,307
ESOP shares earned	—	(31)	426	—	—	395

Balance, December 31, 2008	$133	$126,801	$(10,232)	$30,045	$(6,022)	$140,725

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(42,491)	$3,428	$5,001
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	9,009	357	312
Net gain on the sale of loans	(36)	(299)	(215)
Net gain on the sale of other real estate owned	(1)	—	—
Impairment of goodwill	31,751	—	—
Loss on impairment of securities	15,640	—	—
Net gain on sale of investments	(40)	—	(779)
Loss on disposal of property and equipment	158	—	—
Write-down of assets held for sale	241	—	—
Earnings on BOLI	(1,006)	(593)	(505)
Depreciation and amortization	1,327	881	1,027
ESOP compensation expense	395	—	—
Stock issuance for charitable contribution	5,474	—	—
Deferred income taxes	(8,372)	(1,241)	(238)
Changes in assets and liabilities that (used) provided cash:
Loans held for sale	350	416	(766)
Accrued interest receivable	785	(146)	(575)
Other assets	3,457	437	(262)
Accrued interest payable	(146)	(31)	160
Other liabilities	(5,074)	2,901	684

Net cash provided by operating activities	11,421	6,110	3,844

Cash Flows from Investing Activities
Proceeds from calls, maturities, and principal repayments of investment securities and mortgage-backed securities	74,372	53,052	36,369
Purchases of investment securities and mortgage-backed securities	(65,126)	(56,999)	(46,385)
Purchase of Federal Home Loan Bank stock	(3,925)	—	—
Proceeds from sale of investments	2,535	—	5,049
Proceeds from sale of other real estate owned	169	—	—
Increase in interest-earning deposits in other financial institutions	(8,532)	(2,121)	(3,410)
Increase in loans, net	(20,481)	(13,617)	(36,443)
Purchase of property and equipment, net	(1,918)	(3,337)	(439)
Acquisition of Boardwalk Bancorp	(46,839)	—	—
Purchase of BOLI policy	—	(325)	—

Net cash used in investing activities	(69,745)	(23,347)	(45,259)

Cash Flows from financing activities
Net increase (decrease) in deposits	(74,084)	29,819	3,445
Increase (decrease) in advances from borrowers for taxes and insurance	(65)	(28)	18
Borrowings	123,300	45,000	31,000
Payments on borrowings	(36,212)	(79,000)	(5,530)
Net proceeds from stock issuance in conversion	39,871	—	—
Deferred stock issuance and acquisition costs	—	(1,915)	—
Proceeds from stock subscriptions	—	21,500	—

Net cash provided by financing activities	52,810	15,376	28,933

Net increase (decrease) in cash and cash equivalents	(5,514)	(1,861)	(12,482)
Cash and cash equivalents at beginning of period	15,631	17,492	29,974

Cash and cash equivalents at end of period	$10,117	$15,631	$17,492

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$23,875	$17,177	$14,715
Income taxes, net of refunds	$1,209	$1,418	$2,403

Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	$966	n/a	n/a
Transfers from property and equipment to assets held for sale	$2,267	n/a	n/a
Stock subscriptions applied to equity	$21,500	n/a	n/a
Issuance of stock to charitable foundation	$5,474	n/a	n/a
Issuance of stock for acquisition of Boardwalk Bancorp	$49,461	n/a	n/a
See accompanying notes to consolidated financial statements.

AUDITED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION
On January 31, 2008, Cape Bancorp (“Company”) completed its initial public stock offering in connection with the mutual to stock conversion of Cape Bank and the simultaneous acquisition by Cape Bancorp of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank (“Boardwalk”).
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
The Bank competes with other banking and financial institutions in its primary market areas. Commercial banks, savings banks, savings and loan associations, credit unions, mortgage banks, mortgage brokers and money market funds actively compete for savings and time certificates of deposit and all types of loans. Such institutions, as well as consumer financial and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.
The Bank is subject to regulations of certain state and federal agencies, and accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

AUDITED FINANCIAL STATEMENTS
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (or with U.S. generally accepted accounting principles) management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, evaluation of investment securities for other-than-temporary impairment, and fair values of financial instruments are particularly subject to change.
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions are held to maturity and are carried at cost.
Investment Securities: The Bank classifies investment securities as either held to maturity or available for sale. Investment securities held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. The Bank holds a number of securities in its portfolio that may be particularly susceptible to changes in Fair Value in the near term as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.
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

AUDITED FINANCIAL STATEMENTS
All interest accrued and late fees not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The allowance for loan losses is maintained at an amount management deems adequate to cover probable losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable, incurred loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.
A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for potential loss, and accordingly, they are not separately identified for impairment disclosures.
Other Real Estate Owned: Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the lower of cost or estimated fair market value, less the cost to sell, at the date of foreclosure, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 7 years.
Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Bank Owned Life Insurance (BOLI): The Bank has an investment of bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with EITF 06-5, the amount recorded is the cash surrender value, which is the amount realizable.
Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 5 to 13 years.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

AUDITED FINANCIAL STATEMENTS
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
401(k) Plan: The Bank maintains a tax-qualified defined contribution plan for all employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. The Plan was amended to modify the matching contribution formula effective January 1, 2008, so that matching contributions will be equal to 100% of the participants’ contribution on up to 3% of the participants’ salary contributed to the plan and 50% of the participants’ additional contributions on the next 2% of salary contributed by the participants, with a maximum potential matching contribution of 4%.
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.
Income Taxes: Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these temporary differences are estimated to reverse. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred compensation, deferred loan fees, charitable contribution carry forwards, accumulated depreciation and other-than-temporary impairment charges. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company’s policy is to record interest accrued related to uncertain tax benefits as interest expense and penalties as other non-interest expense.

AUDITED FINANCIAL STATEMENTS
Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
December 31, 2008
Unrealized losses on securities
Unrealized holding losses arising during the period	$(25,247)	$8,722	$(16,525)
Reclassification adjustment for net losses realized in net income	15,600	(5,390)	10,210

Other comprehensive loss, net	$(9,647)	$3,332	$(6,315)

December 31, 2007
Unrealized gains on securities
Unrealized holding gains arising during the period	$711	$(254)	$457
Reclassification adjustment for net losses realized in net income	—	—	—

Other comprehensive income, net	$711	$(254)	$457

December 31, 2006
Unrealized gains on securities
Unrealized holding gains arising during the period	$918	$(404)	$514
Reclassification adjustment for net gains realized in net income	(94)	41	(53)

Other comprehensive income, net	$824	$(363)	$461

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.
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

AUDITED FINANCIAL STATEMENTS
Effect of Newly Issued But Not Yet Effective Accounting Standards: In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale and held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2008
Investment securities held to maturity
Municipal bonds	$24,582	$604	$(32)	$25,154
Mortgage-backed securities
GNMA pass-through certificates	17	1	—	18
FHLMC pass-through certificates	2,670	45	—	2,715
FNMA pass-through certificates	10,897	323	(17)	11,203
Collateralized mortgage obligations	9,922	199	(10)	10,111
Grantor Trust (money market fund)	737	—	—	737

Total securities held to maturity	$48,825	$1,172	$(59)	$49,938

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$31,296	$480	$(10)	$31,766
Municipal bonds	11,024	26	(336)	10,714
Collateralized debt obligations	11,832	—	(8,799)	3,033
Corporate bonds	4,975	—	(197)	4,778

Total debt securities	59,127	506	(9,342)	50,291

Mortgage-backed securities
GNMA pass-through certificates	773	2	(12)	763
FHLMC pass-through certificates	20,449	352	(31)	20,770
FNMA pass-through certificates	33,465	472	(539)	33,398
Collateralized mortgage obligations	10,017	31	(615)	9,433

Total mortgage-backed securities	64,704	857	(1,197)	64,364

Total securities available for sale	$123,831	$1,363	$(10,539)	$114,655

AUDITED FINANCIAL STATEMENTS
NOTE 3 — INVESTMENT SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2007
Investment securities held to maturity
Municipal bonds	$19,658	$168	$(39)	$19,787
U.S. Government and agency obligations	1,000	—	—	1,000
Mortgage-backed securities
GNMA pass-through certificates	30	1	—	31
FHLMC pass-through certificates	3,780	33	(2)	3,811
FNMA pass-through certificates	11,063	150	(75)	11,138
Collateralized mortgage obligations	9,609	116	(65)	9,660

Total securities held to maturity	$45,140	$468	$(181)	$45,427

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$15,992	$222	$(3)	$16,211
Corporate bonds	6,914	10	(16)	6,908

Total debt securities	22,906	232	(19)	23,119

Equity securities
FHLMC stock	247	—	(75)	172

Total equity securities	247	—	(75)	172

Mortgage-backed securities
GNMA pass-through certificates	1,083	10	(1)	1,092
FHLMC pass-through certificates	17,473	156	(16)	17,613
FNMA pass-through certificates	19,949	230	(47)	20,132

Total mortgage-backed securities	38,505	396	(64)	38,837

Total securities available for sale	$61,658	$628	$(158)	$62,128

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2008:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$2,507	$(10)	$—	$—	$2,507	$(10)
Corporate and municipal bonds	12,145	(416)	3,426	(149)	15,571	(565)
Collateralized debt obligations	1,505	(8,799)	—	—	1,505	(8,799)
Mortgage-backed securities	13,423	(1,196)	2,287	(28)	15,710	(1,224)

Total temporarily impaired investment securities	$29,580	$(10,421)	$5,713	$(177)	$35,293	$(10,598)

AUDITED FINANCIAL STATEMENTS
NOTE 3 — INVESTMENT SECURITIES (Continued)
The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2007:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$—	$—	$1,997	$(3)	$1,997	$(3)
Corporate and municipal bonds	2,910	(16)	4,813	(40)	7,723	(56)
Equity securities	—	—	172	(75)	172	(75)
Mortgage-backed securities	9,496	(51)	9,158	(154)	18,654	(205)

Total temporarily impaired investment securities	$12,406	$(67)	$16,140	$(272)	$28,546	$(339)

The Bank recognized an other-than-temporary impairment (OTTI) charge of $15,640,000 during the year. Of this amount, $14,463,000 related to 11 collateralized debt obligation (CDO) securities. The Bank has a total of 20 securities in its CDO portfolio. The remaining amount, $1,177,000, related to Freddie Mac and Fannie Mae preferred stock holdings, which were sold on December 31, 2008. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings and recorded at fair value.
At December 31, 2008, the Bank’s investment securities portfolio consisted of 351 securities, 124 of which were in an unrealized loss position. The total unrealized loss on the Bank’s investment securities portfolio related primarily to 9 collateralized debt obligation (CDO) securities, which had unrealized losses totaling $8,799,000 as of December 31, 2008. Management evaluates investment securities to determine if they are other-than-temporarily impaired on at least a quarterly basis. The evaluation process applied to each security includes but is not limited to the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of EITF 99-20, the length of time and the extent to which the fair value has been less than cost, the intent and ability of the Bank to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and or a temporary interest shortfall, and a review of the underlying issuers when deemed appropriate. The result of management’s evaluation determined that the CDOs which are currently in an unrealized loss position are not other-than-temporarily impaired since payments are current, there was no adverse change in the expected cash flows, and management has the intent and ability to hold these securities until a recovery of fair value.
The majority of the remaining securities where OTTI was not recognized consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support. Because the decline in market value of these securities is largely attributable to changes in interest rates and other market conditions, and because the Bank has the intent and ability to hold them until a recovery in fair value, which may be at maturity, they are not considered to be OTTI.
The amortized cost and fair value of debt securities and mortgage-backed securities held to maturity and available for sale at December 31, 2008, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
December 31, 2008
Due in one year or less	$7,953	$7,920	$2,278	$2,299
Due after one year through five years	9,740	9,693	9,339	9,544
Due after five years through ten years	14,042	14,285	12,861	13,217
Due after ten years	27,392	18,393	841	831
Mortgage-backed securities	64,704	64,364	23,506	24,047

Total investment securities	$123,831	$114,655	$48,825	$49,938

Proceeds on sales of investment securities for the year ended December 31, 2008, were $2,535,000 resulting in gross gains of $114,000 and gross losses of $74,000. There were no sales of investment securities for the year ended December 31, 2007.

AUDITED FINANCIAL STATEMENTS
NOTE 4 — LOANS RECEIVABLE
Loans receivable consist of the following:

	2008	2007
	(in thousands)

Commercial mortgage	$411,809	$199,777
Residential mortgage	226,963	175,809
Construction	54,187	38,554
Home equity loans and lines of credit	46,850	37,308
Commercial business loans	54,319	12,018
Other consumer loans	1,388	1,257

Total loans	795,516	464,723

Less:
Allowance for loan losses	(11,240)	(4,121)
Deferred loan fees	(407)	(666)

Loans receivable, net	$783,869	$459,936

Activity in the allowance for loan losses is as follows:

	2008	2007	2006
	(in thousands)

Balance at beginning of year	$4,121	$4,009	$3,792
Allowance from acquired entity	3,791	—	—
Provisions charged to operations	9,009	357	312
Reserve on loan commitments re-classified as other liabilities	—	(56)	—
Charge-offs	(5,708)	(232)	(128)
Recoveries	27	43	33

Balance at end of period	$11,240	$4,121	$4,009

AUDITED FINANCIAL STATEMENTS
NOTE 4 — LOANS RECEIVABLE (Continued)
Individually impaired loans were as follows:

	2008	2007
	(in thousands)

Period-end loans with no allocated allowance for loan losses	$24,998	$633
Period-end loans with allocated allowance for loan losses	—	3,319

Total	$24,998	$3,952

	2008	2007
	(in thousands)

Average of individually impaired loans during year	$18,603	$3,508
Interest income recognized during impairment	10	21
Cash-basis interest income recognized	2	21
As of December 31, 2008 and 2007, nonaccrual loans had a principal balance of approximately $21.1 million and $3.95 million respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $754,000 and $55,000 at December 31, 2008 and 2007, respectively. The amount of interest income that would have been earned on nonaccrual loans was $1,951,000 and $417,000 for the years ended December 31, 2008 and 2007, respectively.
Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2008	2007
	(in thousands)

Mortgage loan portfolios serviced for FNMA	$6,209	$7,464

Custodial escrow balances maintained in connection with serviced loans were $38,000 and $47,000 at December 31, 2008 and 2007, respectively.
The Bank had a policy of offering a 100 basis point interest rate discount to its employees (including officers) for loans on their primary residence. This discount was not available to outside directors. Effective December 31, 2008, this policy was discontinued. Loans to principal officers, directors, and their affiliates were as follows:

	2008	2007
	(in thousands)

Beginning balance	$6,729	$6,894
New loans/advances	285	1,158
Loans from acquired entity	2,259	—
Effect of changes in composition of related parties	(397)	—
Repayments	(411)	(1,323)

Ending balance	$8,465	$6,729

AUDITED FINANCIAL STATEMENTS
NOTE 5 — FAIR VALUE
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Collateralized debt obligation securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs.
The Bank obtained the pricing for these securities from an independent third party who prepared the valuations using a market valuation approach. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.
The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

AUDITED FINANCIAL STATEMENTS
NOTE 5 — FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
at December 31, 2008 Using
(in thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$42,481	$69,141	$3,033
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
CDO Securities Available for Sale
(in thousands)

Beginning balance, January 1, 2008	$—
Accretion/amortization of discount or premium	65
Payments received	(113)
Decrease in market value of securities included in other comprehensive income	(8,799)
Other-than-temporary impairment included in earnings	(14,463)
Transfers in and/or out of Level 3	26,343

Ending balance, December 31, 2008	$3,033

AUDITED FINANCIAL STATEMENTS
NOTE 5 — FAIR VALUE (Continued)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at December 31, 2008 Using
(in thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$—	$24,998	$—
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24,998,000 at December 31, 2008 after recording partial charge-offs in instances where the carrying amount of the loan exceeded the fair value of the underlying collateral. As a result, no specific reserves have been established for impaired loans at December 31, 2008.

AUDITED FINANCIAL STATEMENTS
NOTE 5 — FAIR VALUE (Continued)
The following disclosure of estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	At December 31, 2008		At December 31, 2007
	(in thousands)
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$10,117	$10,117	$15,631	$15,631
Interest bearing deposits in other banks	17,918	17,918	5,721	5,721
Investment securities	163,480	164,593	107,269	107,555
Loans held for sale	—	—	350	350
Loans receivable	783,869	799,064	459,936	460,993
FHLB stock	11,602	n/a	3,848	n/a
Accrued interest receivable	4,736	4,736	3,081	3,081

Liabilities
Savings deposits	$79,494	$79,494	$79,554	$79,554
NOW, checking and MMDA deposits	275,443	275,443	210,436	210,436
Certificates of deposit	356,193	360,717	175,658	176,497
Borrowings	234,484	232,090	65,000	65,265
Accrued interest payable	778	778	401	401
The carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, and accrued interest receivable and payable.
Investment securities — The fair value is determined as previously described.
Loans — The fair value of loans held for sale is based on market quotes. The fair value of loans is estimated based on present values of expected future cash flows using approximate current interest rates applicable to each category of such financial instruments. The carrying value and fair value of loans include the allowance for loan losses, although no adjustments to fair value have been incorporated for market illiquidity.
FHLB stock — Determination of the fair value of FHLB stock is impractical due to restrictions placed on its transferability.
Deposits — The fair value of savings deposits with no stated maturity, such as money market deposit accounts, checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.
Borrowings — The fair value of borrowings, which includes Federal Home Loan Bank of New York advances and securities sold under agreement to repurchase, is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for borrowings of similar maturity and terms.
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

AUDITED FINANCIAL STATEMENTS
NOTE 6 — OTHER REAL ESTATE OWNED
At December 31, 2008, other real estate owned totaled $798,000 and consisted of residential property under development. Other real estate owned is presented net of an allowance for losses, if any. At December 31, 2008, there was no allowance for losses on foreclosed real estate.
Net expenses applicable to other real estate owned were $3,000 for the year ended December 31, 2008. There was no activity in the other reportable periods.
NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment, summarized by major classification, are as follows:

	Estimated
	Useful Lives	2008	2007
		(in thousands)

Land, buildings, and improvements	15 – 39 years	$30,441	$20,752
Furniture and equipment	3 – 7 years	10,223	5,408
Construction-in-progress	—	132	25

Total		40,796	26,185
Accumulated depreciation		(13,454)	(10,054)

Premises and equipment, net		$27,342	$16,131

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,608,000, $856,000, and $868,000, respectively. The amount of $2,026,000, representing a combination of buildings, furniture and equipment was transferred from Premises and equipment to Assets held for sale at the lower of cost or market, less costs to sell.

AUDITED FINANCIAL STATEMENTS
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
The change in the balance for goodwill during the year is as follows:

	2008	2007
	(in thousands)
Beginning of year	$—	$—
Acquired goodwill	54,478	—
Impairment (1)	(31,751)	—
Other, net	(152)	—

End of year	$22,575	$—

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by computing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess.
Due to credit deterioration in the Company’s loan and securities portfolio, the Company determined that it was appropriate to test for goodwill impairment during the fourth quarter of 2008. The company used a three step valuation approach of the Company. These three measurements included the comparable transaction approach including applications of various metrics from bank sale transactions for institutions comparable to the Company; the control premium approach including application of a market-derived multiple of tangible book value; and the discounted cash flow approach, including estimations of the present value of future cash flows.
Once it is determined that the fair value is materially less than the carrying value, SFAS No. 142 requires a company to calculate the implied fair value of goodwill and compare it to the carrying amount of goodwill. The amount of excess of the carrying amount of goodwill over the implied amount of goodwill is the amount of the impairment loss, which was calculated at $31.8 million by management.
Acquired intangible assets were as follows at year end:

	2008
	Gross
	Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$565	$86
Other customer relationship intangibles	485	178

Total	$1,050	$264

The aggregate amortization expense for the year ended December 31, 2008 was $264,000. There was no amortization expense for the other reportable periods.
The estimated amortization expense for each of the next five years is as follows:

(in thousands)

2009	$288
2010	212
2011	169
2012	148
2013	84

AUDITED FINANCIAL STATEMENTS
NOTE 9 — DEPOSITS
Deposits are as follows:

	2008	2007
	(in thousands)

Savings accounts	$79,494	$79,554
NOW accounts and money market funds	212,185	169,576
Non-interest bearing checking	63,258	40,860
Certificates of deposit of less than $100,000	229,533	131,958
Certificates of deposit of $100,000 or more	126,660	43,700

	$711,130	$465,648

Interest expense by deposit type was as follows:

	2008	2007	2006
	(in thousands)

Savings	$1,062	$1,290	$1,272
NOW accounts and money market funds	4,059	4,237	3,092
Certificates of deposit	12,562	8,029	6,592

	$17,683	$13,556	$10,956

While frequently renewed at maturity rather than paid out, certificates of deposit were scheduled to mature contractually within the following periods:

(in thousands)

2009	$296,175
2010	27,373
2011	13,088
2012	10,506
2013	9,051
Thereafter	—

$356,193

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $2,970,000 and $2,438,000 at December 31, 2008 and 2007, respectively.

AUDITED FINANCIAL STATEMENTS
NOTE 10 — BORROWINGS
At December 31, 2008, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties and various commercial loans secured by commercial real estate. $18,500,000 of these advances are callable on various dates. Interest rates ranged from 0.44% to 5.31% at December 31, 2008, and from 2.73% to 5.31% at December 31, 2007.
Outstanding borrowings mature as follows:

	2008	2007
	(in thousands)

2008	$—	$25,000
2009	110,468	5,000
2010	30,023	15,000
2011	15,019	10,000
2012	20,022	10,000
2013	10,089	—
Thereafter	11,500	—

Principal due	$197,121	$65,000

At December 31, 2008 and 2007, the Bank had qualified 1 to 4 family loans and commercial loans of approximately $268,422,000 and $169,740,000, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.
Securities sold under agreement to repurchase totaled $37,363,000 at December 31, 2008 and are collateralized by securities with a carrying amount of $36,139,000 and cash of $4,732,000 at year-end 2008.
At maturity, the securities underlying the agreement are returned to the Company. $27,500,000 of these repurchase agreements is callable on various dates. Information concerning securities sold under agreements to repurchase is summarized as follows:

2008
(dollars in thousands)

Average daily balance during the year	$36,550
Average interest rate during the year	4.34%
Maximum month-end balance during the year	$37,363
Weighted average interest rate at year-end	4.32%
There were no securities sold under agreements to repurchase at December 31, 2007.

AUDITED FINANCIAL STATEMENTS
NOTE 11 — INCOME TAXES
Income tax expense (benefit) was as follows:

	2008	2007	2006
	(in thousands)
Current expense (benefit):
Federal	$440	$2,369	$2,045
State	23	171	421

Total current	463	2,540	2,466

Deferred (benefit):
Federal	(7,333)	(958)	(186)
State	(1,249)	(283)	(53)

Total deferred	(8,582)	(1,241)	(239)

Change in valuation allowance	(35)	—	—

Income tax expense (benefit)	$(8,154)	$1,299	$2,227

Effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2008	2007	2006

Tax statutory rate	(34.0%)	34.0%	34.0%
Adjustments resulting from:
Goodwill impairment	21.3	—	—
State tax benefit, net of federal income tax expense	(1.6)	(1.6)	3.3
Tax-exempt income	(0.9)	(11.3)	(5.2)
Income on bank owned life insurance	(0.7)	(12.5)	(7.0)
Other	(0.2)	18.9	5.7

Effective tax rate per consolidated statements of income	(16.1%)	27.5%	30.8%

AUDITED FINANCIAL STATEMENTS
NOTE 11 — INCOME TAXES (Continued)
Year-end deferred tax assets and liabilities were due to the following:

	2008	2007
	(in thousands)
Deferred tax assets:
Other than temporary impairment	$4,917	$—
Allowance for loan losses	4,043	1,678
Charitable foundation contribution carryforward	2,527	—
Purchase accounting adjustments	1,660	—
Non-accrual loan interest income	1,013	—
Deferred compensation	667	2,424
Net operating losses	913	—
Net unrealized loss on available for sale securities	3,155	—
Capital loss carryforward	233	—
AMT credit carryforward	231	—
Other	156	243
Valuation allowance	(233)	—

	19,282	4,345

Deferred tax liabilities:
Depreciation	(837)	(236)
Deferred loan fees	(667)	(513)
Pension	(175)	(238)
Net unrealized gain on available for sale securities	—	(178)
Other	(356)	(18)

	(2,035)	(1,183)

Net deferred tax asset	$17,247	$3,162

Realization of deferred tax assets associated with capital loss carryforwards is dependent upon generating sufficient capital gains prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded as of December 31, 2008.
At year-end 2008, the Bank had a New Jersey state net operating loss carryforward of $5,400,000, which originated during the year, and is set to expire in 2015. No valuation allowance has been provided as it is anticipated that the losses will be utilized in full.
Pursuant to SFAS No. 109, the Bank is not required to provide deferred taxes on its tax loan loss reserve as of the base year. The amount of this reserve on which no deferred taxes have been provided is $7,878,000 for 2008 and 2007. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if any portion of this tax reserve is subsequently used for purposes other than to absorb loan losses. The related amount of deferred tax liability is approximately $3,146,000 for 2008 and 2007.

AUDITED FINANCIAL STATEMENTS
NOTE 11 — INCOME TAXES (Continued)
The following is a roll-forward of the Bank’s FIN 48 unrecognized tax benefits:

	2008	2007
	(in thousands)

Balance at January 1	$—	$—
Additions based on tax positions related to the current year	353	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to the statute of limitations	—	—
Settlements	—	—

Balance at December 31	$353	$—

Of this total, $353,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2008 and 2007 was $0, and the amount accrued for interest and penalties at December 31, 2008 and 2007 was $0.
The Bank is subject to U.S. federal income tax as well as income tax of the state of New Jersey. The Bank is no longer subject to examination by the Internal Revenue Service for years before 2005 and by the state of New Jersey for years before 2004.

AUDITED FINANCIAL STATEMENTS
NOTE 12 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
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
At December 31, 2008 and 2007, the Bank had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.
The Bank amortizes the fees collected over the life of the instrument. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank’s potential liability would be reduced by proceeds obtained in liquidation of the collateral held.
The Bank had the following off-balance-sheet financial instruments whose contract amounts represent credit risk:

	At December 31, 2008		At December 31, 2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commitments to make loans	$9,333	$1,428	$5,269	$12,012
Unused lines of credit	—	57,429	—	37,013
Construction loans in process	2,920	18,899	—	12,473
Standby letters of credit	—	10,778	—	4,774
Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 4.750% to 6.875% and maturities ranging from one to thirty years.

AUDITED FINANCIAL STATEMENTS
NOTE 12 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (Continued)
The Bank provides loans primarily in Atlantic and Cape May counties, New Jersey, to borrowers that share similar attributes. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these regions of New Jersey.
NOTE 13 — BENEFIT PLANS
The Bank participates in a multi-employer defined benefit plan. Contributions to this plan by the Bank during the years ended December 31, 2008, 2007 and 2006 were $817,000, $1,051,000, and $1,145,000, respectively. Total compensation expense recorded under this plan during the years ended December 31, 2008, 2007 and 2006, was approximately $975,000, $1,177,000, and $1,241,000, respectively. During 2007, the plan was amended to freeze participation to new employees effective January 1, 2008. The plan was further amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.
The Bank maintains a 401(k) plan for employees, a tax-qualified defined contribution plan, for all employees of the Bank who have satisfied the 401(k) plan’s eligibility requirements. Prior to January 1, 2008, the Bank made matching contributions to the accounts of plan participants in an amount equal to 100% of the participants’ contributions, up to 6% of their salary. The Bank charged approximately $324,000, $312,000, and $289,000 to employer contributions for the 401(k) plan for the years ended December 31, 2008, 2007 and 2006, respectively. Effective January 1, 2008, the Bank has amended the matching contribution formula so that matching contributions will be equal to 100% of the participants’ contributions on up to 3% of the participants’ salary contributed to the plan and 50% of the participants’ contributions on the next 2% of salary contributed by the participants, with a maximum potential matching contribution of 4%.
In 2007, in consideration of our stock offering and the expectation of implementing stock-based benefit plans in the future, the Bank amended our phantom restricted stock plan and phantom incentive stock option plan, to permit executives and current directors to make an election in 2007 to receive the amounts credited to their accounts in January 2008. If an officer or director made this election, the phantom shares were valued at $30.41. Each officer and director made this election. Accordingly, no further accruals under the phantom restricted stock plan or phantom incentive stock option plan have been made for officers and directors after 2007 and these plans were fully distributed in January 2008.
The Bank maintains an amended and restated director retirement plan for its directors, represented by individual agreements with the directors. In accordance with each director’s retirement agreement, the director is entitled to a normal retirement benefit upon termination of service on or after the director’s normal retirement age, equal to 2.5% times the director’s years of service with Cape Bank (not to exceed a benefit equal to 50%) of the average of the greatest fees earned by a director during any five consecutive calendar years. This benefit is payable to the director in equal monthly installments for a period of 10 years or the director’s lifetime, whichever is greater. In December 2008, the individual agreements were amended to comply with the final regulations issued under Section 409A of the Internal Revenue Code and to freeze future benefit accruals as of October 31, 2008. In accordance with these amendments, the agreements were modified to require a specified dollar amount to be paid to the director in January 2009, in complete satisfaction of all rights under the director retirement plan. Accordingly, in January 2009, the director’s received $8,604 from the plan. In addition, the individual agreements were also modified to specify the total benefit that would be paid to each director and to specify that the total benefit would be paid in 120 monthly installments upon the occurrence of retirement, death or a change in control. The director could elect a lump sum benefit in the event of death or a change in control if such election was made prior to December 31, 2008.
Expense for these plans related to both active and retired participants totaled $216,000, $2,385,000, and $644,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The total compensation liability for these plans was $1,218,000 and $4,971,000 at December 31, 2008 and 2007, respectively. Included in the liability amounts is $4,596,000 at December 31, 2007, related to the phantom restricted stock and phantom stock option plans that were disbursed January 4, 2008. In addition, $127,000 in payments were made to retired directors.

AUDITED FINANCIAL STATEMENTS
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Leases: Lessor — the Bank leases a portion of one of its buildings to various lessees under noncancelable operating leases with the following minimum future rentals due:

(in thousands)

Due in less than 12 months	$310
Due in 1 to 2 years	90

$400

Lessees are also responsible for their proportionate share of common area maintenance expenses. These leases convert to a month-to-month tenancy agreement after completion of the original lease term.
Lessee — A subsidiary, Cape Delaware Investment Company, whose office is in the state of Delaware, leases its office space under a cancelable lease agreement. Rent expense for the years ended December 31, 2008, 2007 and 2006, approximated $58,000, $26,000, and $51,000, respectively.
General: From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.
NOTE 15 — REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2008, the Company and Bank meet all capital adequacy requirements to which it is subject.

AUDITED FINANCIAL STATEMENTS
NOTE 15 — REGULATORY MATTERS (Continued)
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2008 and 2007, that the Bank meets all capital adequacy requirements to which it is subject, and that Cape Bancorp’s ratios are approximately the same as those of Cape Bank.
As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Bank’s actual capital amounts and ratios are also presented in the table:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2008
Risk based capital ratios:
Tier I	$108,922	13.00%	$33,514	4.00%	$50,272	6.00%
Total capital	$119,403	14.25%	$67,033	8.00%	$83,792	10.00%
Leverage ratio	$108,922	9.87%	$44,143	4.00%	$55,178	5.00%

December 31, 2007
Risk based capital ratios:
Tier I	$69,295	16.34%	$16,959	4.00%	$25,439	6.00%
Total capital	$73,471	17.33%	$33,919	8.00%	$42,399	10.00%
Leverage ratio	$69,295	11.11%	$24,938	4.00%	$31,173	5.00%

AUDITED FINANCIAL STATEMENTS
NOTE 15 — REGULATORY MATTERS (Continued)
The Bank’s management believes that under the current and proposed regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.
Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with accounting principles general accepted in the United States (GAAP), as follows:

	2008	2007
	(in thousands)

Total capital, computed in accordance with GAAP	$128,950	$72,829
Accumulated other comprehensive (gain)/loss	6,022	(368)
Intangible assets	(2)	(4)
Disallowed goodwill and other disallowed intangible assets	(23,361)	—
Deferred tax assets excluded	(2,687)	(3,162)

Tier I (tangible) capital	108,922	69,295
Allowance for loan losses	10,481	4,176

Total capital	$119,403	$73,471

Liquidation Account — As required by current regulations, a liquidation account in the amount of $71.1 million was established in conjunction with Cape Bank’s mutual to stock conversion.
As a result, each eligible account holder and supplemental eligible account holder will be entitled to a proportionate share of this account in the unlikely event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder’s or supplemental eligible account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after the completion of Cape Bank’s conversion in the related deposit balance. Cape Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.
NOTE 16 — EARNINGS PER SHARE
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
The following is a reconciliation of the calculation of basic earnings per share for the period January 31, 2008 through December 31, 2008. There are no potentially dilutive common shares at or for the period ended December 31, 2008.

Year ended
December 31,
2008
(in thousands, except share data)

Net income (loss)	$(42,491)
Less: Net income from January 1 to January 31	(402)

Net income (loss) post conversion for earnings per share	$(42,893)

Weighted average shares outstanding	12,280,494
Basic earnings (loss) per share	$(3.49)

AUDITED FINANCIAL STATEMENTS
NOTE 17 — ACQUISITION OF BOARDWALK BANCORP
On January 31, 2008, Cape Bancorp, Inc. acquired Boardwalk Bancorp, Inc, as previously discussed in Note 1. As a result of the acquisition, Cape Bancorp expects to further solidify its market share in the southern New Jersey market, expand its customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers, including expansion of services to commercial loan customers.
Under the terms of the merger agreement, the shareholders of Boardwalk Bancorp received total merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. Based on the total elections made by Boardwalk Bancorp shareholders, Boardwalk Bancorp shareholders who properly elected to receive Cape Bancorp, Inc. common stock received 2.3 Cape Bancorp shares for each share of Boardwalk Bancorp common stock, and Boardwalk Bancorp shareholders who properly elected to receive cash received $23.00 in cash for each share of Boardwalk Bancorp common stock. The purchase price resulted in approximately $54.5 million in goodwill, and $1.0 million in core deposit and customer relationship intangible, none of which is deductible for tax purposes. The intangible asset(s) are amortized over 7-10 years, using an accelerated method. Goodwill is not amortized but instead evaluated periodically for impairment.
Boardwalk Bancorp shareholders holding approximately 350,000 shares that did not make proper elections or did not participate in the election received a combination of 0.347775 shares of the Company’s common stock and $19.5245 in cash for each share of Boardwalk Bancorp common stock. The Company paid cash in lieu of fractional shares at a rate of $10 per share.

AUDITED FINANCIAL STATEMENTS
NOTE 17 — ACQUISITION OF BOARDWALK BANCORP (Continued)
Net assets acquired are shown in the table below:

(in thousands)

Securities available for sale	$92,949
Loans, net	314,471
Goodwill	54,523
Core deposit and other intangibles	1,050
Other assets	40,027

Total assets acquired	$503,020

Deposits	$(320,520)
Borrowings	(82,729)
Other liabilities	(848)

Total liabilities assumed	$(404,097)

Net assets acquired	$98,923

Boardwalk Bancorp Inc.’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date. Pro forma condensed consolidated income statements for the years ended December 31, 2008 and 2007 are shown as if the merger occurred at the beginning of each period presented as follows (in thousands):

	Years ended December 31,
	2008	2007
	(in thousands)

Interest and dividend income	$60,517	$65,388
Interest expense	25,612	33,045

Net interest income	34,905	32,343
Provision for loan losses	9,009	877

Net interest income after provision for loan losses	25,896	31,466
Non-interest income	(10,672)	3,982
Non-interest expense	67,291	30,319

Income (loss) before income taxes	(52,067)	5,129
Income tax expense (benefit)	(8,360)	1,288

Net income (loss)	$(43,707)	$3,841

Basic EPS	$(3.56)	N/A

Non-interest expense for the year ended December 31, 2008 includes a $31.8 million non-cash goodwill impairment charge and a $6.3 million expense for a contribution to the charitable foundation established and funded in connection with the stock conversion. Non-interest income for the year ended December 31, 2008 includes a $15.6 million charge for other-than-temporary impairment on investment securities. Non-interest income for the year ended December 31, 2007 includes a $1.5 million charge for other-than-temporary impairment on investment securities.

AUDITED FINANCIAL STATEMENTS
NOTE 18 — CAPE BANCORP (PARENT COMPANY)
The Parent Company’s condensed balance sheet at December 31, 2008 and the related condensed statements of income and cash flows for the year ended December 31, 2008 follow:
Condensed Balance Sheet

December 31,
2008
(in thousands)

ASSETS
Non-interest bearing balances with bank subsidiary	$1,427
Loans due from bank subsidiary	10,410
Investment in bank subsidiary	128,950
Other assets	71

Total assets	$140,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$133

Total liabilities	133

Stockholders’ equity
Common stock	133
Additional paid in capital	126,801
Retained earnings	30,045
Accumulated other comprehensive income (loss)	(6,022)
Unearned ESOP shares	(10,232)

Total stockholders’ equity	140,725

Total liabilities and stockholders’ equity	$140,858

AUDITED FINANCIAL STATEMENTS
NOTE 18 — CAPE BANCORP (PARENT COMPANY) (Continued)
Condensed Statement of Income

Year ended December 31,
2008
(in thousands)
Income:
Interest income from bank subsidiary	$611

Total income	611

Expense:
Interest expense	28
Legal expense	249
Investor relations expense	99
Audit and consulting fees	51
Other non-interest expenses	44

Total expense	471

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	140
Income tax expense	64

Income before equity in undistributed net income (loss) of subsidiaries	76
Equity in undistributed net income (loss) of subsidiaries	(42,567)

Net income (loss)	$(42,491)

Condensed Statement of Cash Flows

Year ended December 31,
2008
(in thousands)
Cash flows from operating activities:
Net loss	$(42,491)
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed loss of bank subsidiary	42,567
Change in other, net	61

Net cash used by operating activities	137

Cash flows from investing activities:
Capital contribution to bank subsidiary	(115,034)
Loan to ESOP to finance purchase of shares	(10,658)
Repayment of ESOP loan	248

Net cash used for investing activities	(125,444)

Cash flows from financing activities:
Issuance of common stock related to initial public offering	126,734

Net cash provided by financing activities	126,734

Net increase in cash and cash equivalents	1,427
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,427

AUDITED FINANCIAL STATEMENTS
NOTE 19 — SELECTED QUARTERLY DATA

	Year Ended December 31,				Year Ended December 31,
	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
(unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands)				(in thousands)
Interest income	$14,471	$15,154	$15,048	$13,454	$9,307	$9,231	$9,117	$8,974
Interest expense	5,664	6,084	6,288	6,217	4,318	4,306	4,320	4,202

Net interest income	8,807	9,070	8,760	7,237	4,989	4,925	4,797	4,772
Provision for loan losses	6,860	1,308	558	283	123	78	78	78

Net interest income after provision for loan losses	1,947	7,762	8,202	6,954	4,866	4,847	4,719	4,694
Non-interest income	(11,997)	(870)	975	1,099	972	970	1,005	1,045
Non-interest expense	38,251	6,722	7,470	12,274	6,072	3,914	4,204	4,201

Income (loss) before income taxes	(48,301)	170	1,707	(4,221)	(234)	1,903	1,520	1,538
Income tax expense (benefit)	(6,125)	(424)	370	(1,975)	(268)	562	540	465

Net income (loss)	$(42,176)	$594	$1,337	$(2,246)	$34	$1,341	$980	$1,073

The decrease in non-interest income in the fourth quarter 2008 results from the Bank recognizing an other-than-temporary impairment charge of $13.2 million compared to $2.2 million in the third quarter 2008. The increase in non-interest expense in the fourth quarter 2008 resulted from a non-cash goodwill impairment charge in the amount of $31.8 million.
The increase in non-interest expense in the fourth quarter of 2007 was the result of an additional $1.8 million accrual related to amendments to the phantom stock plans which were ultimately paid out in January 2008.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Herbert L. Hornsby Jr. (1)

10.3	Employment Agreement for Robert J. Boyer (1)

10.4	Employment Agreement for Michael D. Devlin (1)

10.5	Employment Agreement for Guy A. Deninger (1)

10.6	Form of Change in Control Agreement (1)

10.7	Change in Control Agreement for Wayne S. Hardenbrook (1)

10.8	Form of Director Retirement Plan (1)

10.9	Benefit Equalization Plan (1)

10.10	2008 Equity Incentive Plan (3)

10.11	Agreement with James. J. Lynch and Patriot Financial Partners, L.P. (5)

14	Code of Ethics (4)

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc.. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 10, 2009.