Form 10-Q
period 2009-03-31
Cape Bancorp, Inc.
filed 2009-05-11
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 11, 2009 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Income for the Three Months Ended March 31, 2009 and March 31, 2008 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2008 and Three Months Ended March 31, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signature Page	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32

Item 1. Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2009	2008
	(in thousands)
ASSETS
Cash & due from financial institutions	$12,176	$10,117
Federal funds sold	—	—

Cash and cash equivalents	12,176	10,117
Interest-earning deposits in other financial institutions	10,332	17,918
Investment securities available for sale, at fair value (amortized cost of $133,186 at March 31, 2009 and $123,831 at December 31, 2008)	124,792	114,655
Investment securities held to maturity (fair value of $51,568 at March 31, 2009 and $49,938 at December 31, 2008)	50,337	48,825
Loans held for sale	576	—
Loans, net of allowance of $11,924 and $11,240	794,226	783,869
Accrued interest receivable	5,048	4,736
Premises and equipment, net	27,233	27,342
Other real estate owned	538	798
Federal Home Loan Bank (FHLB) stock, at cost	8,614	11,602
Deferred income taxes	17,557	17,247
Bank owned life insurance (BOLI)	26,701	26,446
Goodwill	22,575	22,575
Intangible assets, net	731	786
Assets held for sale	2,026	2,026
Other assets	2,248	1,793

Total assets	$1,105,710	$1,090,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$64,628	$63,258
Interest-bearing deposits	725,718	647,872
Borrowings	168,058	234,484
Advances from borrowers for taxes and insurance	600	585
Accrued interest payable	827	778
Other liabilities	4,656	3,033

Total liabilities	964,487	950,010

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued and outstanding 13,313,521 shares	133	133
Additional paid-in capital	126,775	126,801
Unearned ESOP shares	(10,126)	(10,232)
Accumulated other comprehensive income (loss), net	(5,505)	(6,022)
Retained earnings	29,946	30,045

Total stockholders’ equity	141,223	140,725

Total liabilities & stockholders’ equity	$1,105,710	$1,090,735

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
	2009	2008
	(dollars in thousands, except share data)

Interest income:
Interest on loans	$11,627	$11,048
Interest and dividends on investments
Taxable	855	1,235
Tax-exempt	345	268
Interest on mortgage-backed securities	1,116	903

Total interest income	13,943	13,454

Interest expense:
Interest on deposits	3,611	4,788
Interest on borrowings	1,596	1,429

Total interest expense	5,207	6,217

Net interest income before provision for loan losses	8,736	7,237
Provision for loan losses	745	283

Net interest income after provision for loan losses	7,991	6,954

Non-interest income:
Service fees	709	666
Net gains on sale of loans	27	19
Net income from BOLI	292	266
Net rental income	86	84
Gain/ (loss) on sales of investment securities available for sale, net	—	—
Other than temporary impairment	(1,539)	—
Loss on disposal of other assets	—	—
Loss on sale of OREO	(29)	—
Other	21	64

Total non-interest income	(433)	1,099

Non-interest expense:
Salaries and employee benefits	4,727	3,353
Occupancy and equipment	856	743
Federal insurance premiums	854	152
Data processing	279	318
Charitable foundation contribution	—	6,256
Advertising	51	182
Telecommunications	202	175
Professional services	223	210
OREO write-down	68	—
Other operating	824	885

Total non-interest expense	8,084	12,274

Income (loss) before income taxes	(526)	(4,221)
Income tax expense (benefit)	(427)	(1,975)

Net income (loss)	$(99)	$(2,246)

Earnings (loss) per share (see Note 9):
Basic	$(0.01)	$(0.22)
Diluted	$(0.01)	$(0.22)

Weighted average number of shares outstanding:
Basic	12,296,879	12,311,190
Diluted	12,296,879	12,311,190
See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2008 and three months ended March 31, 2009
(unaudited)

					Accumulated
					Other	Total
	Common	Paid-In	Unearned ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
	(in thousands)

Balance, January 1, 2008	$—	$—	$—	$72,536	$293	$72,829

Net income (loss)	—	—	—	(42,491)	—	(42,491)

Net unrealized losses, net of reclassification adjustments and taxes	—	—	—	—	(6,315)	(6,315)

Total comprehensive income (loss)	—	—	—			(48,806)

Conversion from mutual to stock company and simultaneous acquisition of Boardwalk Bancorp	133	126,832	(10,658)	—	—	116,307
ESOP shares earned	—	(31)	426	—	—	395

Balance, December 31, 2008	133	126,801	(10,232)	30,045	(6,022)	140,725

Net income (loss)	—	—	—	(99)		(99)

Net unrealized losses, net of reclassification adjustments and taxes	—	—	—	—	517	517

Total comprehensive income (loss)	—	—	—			418

ESOP shares earned	—	(26)	106			80

Balance, March 31, 2009	$133	$126,775	$(10,126)	$29,946	$(5,505)	$141,223

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(99)	$(2,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	745	283
Net gain on the sale of loans	(27)	(19)
Net loss on the sale of other real estate owned	29	—
Write-down of other real estate owned	68	—
Loss on impairment of securities	1,539	—
Earnings on BOLI	(255)	(229)
Depreciation and amortization	519	135
ESOP compensation expense	80	76
Stock issuance for charitable contribution	—	5,474
Deferred income taxes	(576)	(1,486)
Changes in assets and liabilities that (used) provided cash:
Origination of loans held for sale	(2,586)	(939)
Proceeds from sale of loans	2,010	1,289
Accrued interest receivable	(312)	(1)
Other assets	(420)	336
Accrued interest payable	49	34
Other liabilities	1,623	(4,368)

Net cash provided by operating activities	2,387	(1,661)

Cash flows from investing activities
Proceeds from calls, maturities, and principal repayments of investment securities and mortgage-backed securities	14,454	11,523
Purchases of investment securities and mortgage-backed securities	(26,835)	(11,257)
Redemption of Federal Home Loan Bank stock	2,988	(1,439)
Proceeds from sale of other real estate owned	163	—
(Increase) decrease in interest-earning deposits in other financial institutions	7,586	(909)
Increase in loans, net	(11,287)	(15,814)
Purchase of property and equipment, net	(277)	(504)
Acquisition of Boardwalk Bancorp	—	(46,839)

Net cash used in investing activities	(13,208)	(65,239)

Cash flows from financing activities
Net increase in deposits	79,265	2,540
Increase in advances from borrowers for taxes and insurance	15	34
Borrowings	35,000	37,758
Payments on borrowings	(101,400)	(5,000)
Net proceeds from stock issuance in conversion	—	39,883

Net cash provided by financing activities	12,880	75,215

Net increase (decrease) in cash and cash equivalents	2,059	8,315
Cash and cash equivalents at beginning of period	10,117	15,631

Cash and cash equivalents at end of period	$12,176	$23,946

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$5,158	$5,660
Income taxes, net of refunds	$(586)	$—

Supplementary disclosure of non-cash financing and investing activities:
Stock subscriptions applied to equity	n/a	$21,500
Issuance of stock to charitable foundation	n/a	$5,474
Issuance of stock for acquisition of Boardwalk Bancorp	n/a	$49,461
See accompanying notes to unaudited consolidated financial statements.

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
In the offering, the Company sold 7,820,000 shares of its common stock at $10.00 per share to depositors; Cape Bank’s tax qualified employee benefit plans and the general public in subscription, community and syndicated offerings. The Company also issued 547,400 shares of its common stock and contributed $782,000 in cash to The Cape Bank Charitable Foundation. Cape Bancorp loaned $10,658,253 to the Bank’s employee stock ownership plan (ESOP) and the ESOP used these funds to acquire 1,065,082 shares of common stock at an average price of $10.01 per share.
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
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (or with U.S. generally accepted accounting principles), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, deferred taxes, evaluation of investment securities for other-than-temporary impairment and fair values of financial instruments are particularly subject to change.
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
The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.
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

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax purposes are allowance for loan losses, deferred compensation, deferred loan fees, charitable contribution carryforwards, depreciation and other-than-temporary impairment charges. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in non-interest expense.
Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
Three months ended March 31, 2009
Unrealized losses on securities
Unrealized holding losses arising during the period	$(756)	$257	$(499)
Reclassification adjustment for net losses realized in net income	1,539	(523)	1,016

Other comprehensive income, net	$783	$(266)	$517

Three months ended March 31, 2008
Unrealized losses on securities
Unrealized holding losses arising during the period	$(954)	$342	$(612)
Reclassification adjustment for net losses realized in net income	—	—	—

Other comprehensive loss, net	$(954)	$342	$(612)

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
Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.
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
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
Effect of Newly Issued Accounting Standards: In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or “FSP FAS 157-4,” to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of market activity for the asset and liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 157-4 on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or “FSP FAS 115-2 and FAS 124-2.” The FSP modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security’s cost basis must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more-likely-than-not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or “FSP FAS 107-1 and APB 28-1”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or “SFAS No. 107,” to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on the Company’s consolidated financial statements.

NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale and held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2009
Investment securities held to maturity
Municipal bonds	$24,566	$598	$(33)	$25,131
Mortgage-backed securities
GNMA pass-through certificates	17	1	—	18
FHLMC pass-through certificates	2,060	51	—	2,111
FNMA pass-through certificates	10,584	431	—	11,015
Collateralized mortgage obligations	12,372	289	(106)	12,555
Grantor Trust (certificates of deposit)	738	—	—	738

Total securities held to maturity	$50,337	$1,370	$(139)	$51,568

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$42,248	$470	$(29)	$42,689
Municipal bonds	11,054	19	(505)	10,568
Collateralized debt obligations	10,301	—	(8,937)	1,364
Corporate bonds	7,011	8	(163)	6,856

Total debt securities	70,614	497	(9,634)	61,477

Mortgage-backed securities
GNMA pass-through certificates	$747	$7	$(1)	$753
FHLMC pass-through certificates	19,538	544	(12)	20,070
FNMA pass-through certificates	32,797	852	(291)	33,358
Collateralized mortgage obligations	9,490	90	(446)	9,134

Total mortgage-backed securities	62,572	1,493	(750)	63,315

Total securities available for sale	$133,186	$1,990	$(10,384)	$124,792

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2008
Investment securities held to maturity
Municipal bonds	$24,582	$604	$(32)	$25,154
Mortgage-backed securities
GNMA pass-through certificates	17	1	—	18
FHLMC pass-through certificates	2,670	45	—	2,715
FNMA pass-through certificates	10,897	323	(17)	11,203
Collateralized mortgage obligations	9,922	199	(10)	10,111
Grantor Trust (certificates of deposit)	737	—	—	737

Total securities held to maturity	$48,825	$1,172	$(59)	$49,938

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$31,296	$480	$(10)	$31,766
Municipal bonds	11,024	26	(336)	10,714
Collateralized debt obligations	11,832	—	(8,799)	3,033
Corporate bonds	4,975	—	(197)	4,778

Total debt securities	59,127	506	(9,342)	50,291

Mortgage-backed securities
GNMA pass-through certificates	$773	$2	$(12)	$763
FHLMC pass-through certificates	20,449	352	(31)	20,770
FNMA pass-through certificates	33,465	472	(539)	33,398
Collateralized mortgage obligations	10,017	31	(615)	9,433

Total mortgage-backed securities	64,704	857	(1,197)	64,364

Total securities available for sale	$123,831	$1,363	$(10,539)	$114,655

The Company recognized an other-than-temporary impairment (OTTI) charge of $1.5 million during the first quarter of 2009 related to 14 collateralized debt obligation (CDO) securities. There are a total of 24 securities in the Company’s CDO portfolio. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings and the amortized cost is adjusted to fair value. CDOs are backed by trust preferred securities issued by banks, insurance companies and REITs. The market for these securities is not active. The new issue market is also inactive as no new CDOs have been issued since 2007. There are currently very few market participants who are willing or able to transact in these securities. As a result of the illiquidity in the current debt markets, the market values of these securities are very depressed relative to historical levels. Thus, in the current market, a low market price for a particular CDO may be indicative of a limited trading market for these types of securities rather than an indicator of the credit quality of a particular issuer.

At March 31, 2009, the Bank’s investment securities portfolio consisted of 362 securities, 83 of which were in an unrealized loss position. The total unrealized loss on the Bank’s investment securities portfolio related primarily to 10 collateralized debt obligation (CDO) securities, which had unrealized losses totaling $8,937,000 as of March 31, 2009. Management evaluates investment securities to determine if they are other-than-temporarily impaired on at least a quarterly basis. The evaluation process applied to each security includes but is not limited to the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of EITF 99-20, the length of time and the extent to which the fair value has been less than cost, the intent and ability of the Bank to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers when deemed appropriate. The result of management’s evaluation determined that the CDOs which are currently in an unrealized loss position are not other-than-temporarily impaired since payments are current, there was no adverse change in the expected cash flows, and management has the intent and ability to hold these securities until a recovery of fair value.
The majority of the remaining securities where OTTI was not recognized consists of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support. Because the decline in market value of these securities is largely attributable to changes in interest rates and other market conditions, and because the Bank has the intent and ability to hold them until a recovery in fair value, which may be at maturity, they are not considered to be OTTI.
NOTE 4 — LOANS RECEIVABLE
Loans receivable consists of the following;

	March 31,	December 31,
	2009	2008
	(in thousands)

Commercial mortgage	$429,380	$411,809
Residential mortgage	235,474	226,963
Construction	41,261	54,187
Home equity loans and lines of credit	46,571	46,850
Commercial business loans	52,440	54,319
Other consumer loans	1,356	1,388

Total loans	806,482	795,516

Less:
Allowance for loan losses	11,924	11,240
Deferred loan fees	332	407

Loans receivable, net	$794,226	$783,869

Activity in the allowance for loan losses is as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Balance at beginning of year	$11,240	$4,121
Allowance from acquired entity	—	3,791
Provisions charged to operations	745	9,009
Charge-offs	(70)	(5,708)
Recoveries	9	27

Balance at end of period	$11,924	$11,240

Individually impaired loans were as follows:

	March 31,	March 31,
	2009	2008
	(in thousands)
Period-end loans with no allocated allowance for loan losses	$28,539	$—
Period-end loans with allocated allowance for loan losses	991	14,637

Total	$29,530	$14,637

Amount of the allowance for loan losses allocated	$127	$1,331

	March 31,	March 31,
	2009	2008
	(in thousands)
Average of impaired loans during the period	$27,264	$10,659
Interest income recognized during impairment	21	—
Cash-basis interest income recognized	15	—
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
Financial Assets and Liabilities Measured on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at March 31, 2009			at December 31, 2008
	Quoted			Quoted
	Prices			Prices in
	in Active	Significant	Significant	Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Available for sale securities	$53,257	$70,171	$1,364	$42,481	$69,141	$3,033
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009. There were no level 3 assets measured at fair value for the three months ended March 31, 2008:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
CDO Securities
Available for Sale
(in thousands)

Beginning balance, January 1, 2009	$3,033
Accretion/amortization of discount or premium	10
Payments received	(2)
Decrease in market value of securities included in other comprehensive income	(138)
Other-than-temporary impairment included in earnings	(1,539)
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2009	$1,364

Financial Assets and Liabilities Measured on a Non-Recurring Basis
Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at March 31, 2009			at December 31, 2008
	Quoted			Quoted
	Prices			Prices in
	in Active	Significant	Significant	Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans	$—	$29,530	$—	$—	$24,998	$—
Non-Financial Assets and Liabilities Measured on a Non-Recurring Basis
Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at March 31, 2009
Quoted
Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Assets:
Other real estate owned	$—	$—	$538
Other real estate owned properties are recorded at the lower of cost or estimated fair market value, less the cost to sell, at the date of foreclosure. Fair market value is estimated by using professional real estate appraisals for like properties.

NOTE 6 — OTHER REAL ESTATE OWNED
Other real estate owned totaled $538,000 at March 31, 2009 and $798,000 at December 31, 2008 and consisted of residential property under development. Other real estate owned is presented net of an allowance for losses, if any. At March 31, 2009, the valuation allowance on foreclosed real estate totaled $68,000. At December 31, 2008, there was no valuation allowance on foreclosed real estate.
For the three months ended March 31, 2009, losses on the sale of foreclosed real estate totaled $29,000. Net expenses applicable to other real estate owned for the period ending March 31, 2009 were $71,000 which included a $68,000 provision for losses on foreclosed real estate. There were no expenses for the three months ended March 31, 2008.
NOTE 7 — ACQUISITION OF BOARDWALK BANCORP
On January 31, 2008, Cape Bancorp, Inc. acquired Boardwalk Bancorp, Inc, as previously discussed in Note 1. As a result of the acquisition, Cape Bancorp expects to further solidify its market share in the southern New Jersey market, expand it customer base to enhance deposit fee income and provide an opportunity to market additional products and services to new customers, including expansion of services to commercial loan customers.
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

NOTE 7 — ACQUISITION OF BOARDWALK BANCORP (Continued)
Boardwalk Bancorp Inc’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date. Pro forma condensed consolidated income statement for the three months ended March 31, 2008 is shown as if the merger occurred at the beginning of the period presented:

Three months ended
March 31, 2008
(in thousands)

Interest and dividend income	$15,887
Interest expense	7,574

Net interest income	8,313
Provision for loan losses	282

Net interest income after provision for loan losses	8,031
Non-interest income	1,128
Non-interest expense	14,802

Income (loss) before income taxes	(5,643)
Income tax expense (benefit)	(2,181)

Net income (loss)	$(3,462)

Basic EPS	$(0.22)

Non-interest expense for the three months ended March 31, 2008 included a $6.3 million expense ($3.8 million net of tax) for a contribution to the Cape Bank Charitable Foundation established and funded in connection with the stock conversion.
NOTE 8 — DEPOSITS
Deposits are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Savings accounts	$79,804	$79,494
NOW accounts and money market funds	236,282	212,185
Non-interest bearing checking	64,628	63,258
Certificates of deposit of less than $100,000	244,777	229,533
Certificates of deposit of $100,000 or more	164,855	126,660

	$790,346	$711,130

NOTE 9 — EARNINGS PER SHARE
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
The following is a reconciliation of the calculation of basic earnings per share for the three months ended March 31, 2009 and the period January 31, 2008, the date the Company completed its initial public offering, through March 31, 2008. There are no potentially dilutive common shares at or for the periods ended March 31, 2009 or March 31, 2008.

	For the three months ended	For the two months ended
	March 31, 2009	March 31, 2008
	(dollars in thousands, except share data)

Net income (loss)	$(99)	$(2,246)
Less: Net income from January 1, 2008 to January 31, 2008	—	(402)

Net income (loss) post conversion for earnings per share	$(99)	$(2,648)

Weighted average shares outstanding	12,296,879	12,311,190
Basic earnings (loss) per share	$(0.01)	$(0.22)
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
Overview
Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At March 31, 2009, the Company had total assets of $1.106 billion.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At March 31, 2009, our retail market area primarily included the area surrounding our 18 offices located in Cape May and Atlantic Counties, New Jersey.
Comparison of Financial Condition at March 31, 2009 and December 31, 2008
At March 31, 2009, the Company’s total assets increased to $1.106 billion from $1.091 billion at December 31, 2008, an increase of $15.0 million or 1.37%.
Cash and cash equivalents increased $2.1 million, or 20.4%, to $12.2 million at March 31, 2009 from $10.1 million at December 31, 2008.

Total loans increased to $794.2 million at March 31, 2009 from $783.9 million at December 31, 2008, an increase of $10.3 million or 1.3%. Delinquent loans increased $3.8 million to $37.1 million or 4.6% of total loans at March 31, 2009 from $33.3 million, or 4.2% of total loans at December 31, 2008. Total delinquent loans by portfolio at March 31, 2009 were $30.1 million of commercial loans, $5.8 million of mortgage loans and $1.2 million of consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days — $3.6 million; 60 to 89 days — $3.4 million; and 90 days and greater — $30.1 million.
At March 31, 2009, the Company had $30.1 million in non-performing loans or 3.73% of total gross loans, an increase from $21.1 million or 2.65% at December 31, 2008. Total non-performing loans by portfolio were $26.2 million of commercial loans, $3.5 million of residential loans and $0.4 million of consumer loans. Commercial non-performing loans had collateral type concentrations of 13% in residential, duplex and multi-family related loans, 21% in land and building lot related loans, 6% in retail store related loans, 19% in restaurant related loans, 8% in marina related loans, 7% in auto dealership related loans, 12% in B&B and hotel related loans and 14% in commercial building and equipment related loans. The three largest relationships in this category of non-performing loans are $2.9 million, $2.8 million, and $2.1 million.
We believe we have appropriately charged-off or established adequate loss reserves on problem loans that we have identified. However, we believe that non-performing and delinquent loans will continue to increase as the current recession persists. We are aggressively managing all loan relationships, and where necessary, we will apply our loan work-out experience to protect our collateral position and actively negotiate with borrowers to resolve these non-performing loans.
Total investment securities increased to $175.1 million at March 31, 2009 ($124.8 million classified as available-for-sale or 71.3%) from $163.5 million at December 31, 2008, an increase of $11.6 million or 7.1%. Management evaluates the portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Factors considered in the analysis include but are not limited to whether an adverse change in cash flows has occurred pursuant to EITF 99-20, the length of time and the extent to which the fair value has been less than cost, the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying creditors.
During the three month period ended March 31, 2009, the collateralized debt obligation portion of the investment portfolio declined in value by approximately $1.6 million. At March 31, 2009, the cost basis of such securities was $10.3 million with a fair market value of $1.4 million. Market value has been adversely affected by the prolonged existence of an illiquid market for these securities. For the quarter ended March 31, 2009, the Company recognized an other-than-temporary impairment (OTTI) charge of $1.5 million.
At March 31, 2009, the Bank’s total deposits increased to $790.3 million from $711.1 million at December 31, 2008, an increase of $79.2 million or 11.1%. Certificates of deposit increased $53.4 million, or 15.0%, to $409.6 million at March 31, 2009 from $356.2 million at December 31, 2008. Brokered deposits accounted for $29.8 million of the increase in certificates of deposit. NOW and money market accounts increased $24.1 million, or 11.4%, to $236.3 million at March 31, 2009 from $212.2 million at December 31, 2008. Savings accounts increased $300,000, or 0.4%, to $79.8 million at March 31, 2009 from $79.5 million at December 31, 2008. Non-interest bearing deposits increased $1.3 million, or 2.1%, to $64.6 million at March 31, 2009 from $63.3 million at December 31, 2008. Total non-certificate deposit balances increased $25.8 million, or 7.3%, to $380.7 million at March 31, 2009 from $354.9 million at December 31, 2008.
Borrowings decreased $66.4 million, or 28.3%, to $168.1 million at March 31, 2009 from $234.5 million at December 31, 2008. The decline in borrowings was partially attributable to the use of brokered deposits in the amount of $29.8 million as an alternative funding source. At March 31, 2009, the Company’s borrowings to assets ratio decreased to 15.2% from 21.5% at December 31, 2008. Borrowings to total liabilities decreased to 17.4% at March 31, 2009 from 24.7% at December 31, 2008.
At March 31, 2009, the Company’s total equity increased to $141.2 million from $140.7 million at December 31, 2008, an increase of $500,000, or 0.4%, primarily resulting from an accumulated other comprehensive loss reduction of $517,000 or 8.6%. Stockholders’ equity totaled $141.2 million or 12.77% of period end assets, and tangible equity totaled $117.9 million or 10.89% of period end tangible assets.

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

	For the Three Months Ended March 31,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$15,022	$66	1.76%	$7,116	$74	4.18%
Investments	187,947	2,250	4.79%	172,004	2,332	5.45%
Loans	800,169	11,627	5.89%	677,393	11,048	6.56%

Total interest-earning assets	1,003,138	13,943	5.64%	856,513	13,454	6.32%
Noninterest-earning assets	106,462			124,783
Allowance for loan losses	(11,340)			(6,717)

Total assets	$1,098,260			$974,579

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$104,083	107	0.42%	$107,782	309	1.15%
Savings accounts	79,460	117	0.60%	81,265	313	1.55%
Money market accounts	117,055	428	1.48%	109,975	904	3.31%
Certificates of deposit	381,019	2,959	3.15%	325,059	3,262	4.04%
Borrowings	205,162	1,596	3.16%	141,948	1,429	4.05%

Total interest-bearing liabilities	886,779	5,207	2.38%	766,029	6,217	3.26%
Noninterest-bearing deposits	63,840			56,682
Other liabilities	6,230			3,502

Total liabilities	956,849			826,213
Stockholders’ equity	141,411			148,366

Total liabilities & stockholders’ equity	$1,098,260			$974,579

Net interest income		$8,736			$7,237

Net interest spread			3.26%			3.06%
Net interest margin			3.53%			3.40%
Net interest income and margin (tax equivalent basis) (1)		$8,892	3.59%		$7,352	3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.12%			111.81%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $156,000, and $115,000 for the three month period ended March 31, 2009 and 2008, respectively. The average yield on investments increased to 5.19% from 4.79% for the three month period ended March 31, 2009 and increased to 5.78% from 5.45% for the three month period ended March 31, 2008.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net change column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2009
	Compared to March 31, 2008
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$50	$(58)	$(8)
Investments	205	(287)	(82)
Loans	1,777	(1,198)	579

Total interest income	2,032	(1,543)	489

Interest-Bearing Liabilities
Interest-bearing demand accounts	(10)	(192)	(202)
Savings accounts	(7)	(189)	(196)
Money market accounts	53	(529)	(476)
Certificates of deposit	487	(791)	(304)
Borrowings	527	(359)	168

Total interest expense	1,050	(2,060)	(1,010)

Total net interest income	$982	$517	$1,499

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008
General. The net loss for the three months ended March 31, 2009 was $99,000 compared to a net loss of $2.2 million for the same period in 2008. The March 31, 2008 quarter net loss resulted, in part, from the Company’s contribution of $3.8 million, net of taxes, to The CapeBank Charitable Foundation, and approximately $235,000 of expenses, net of taxes, associated with the Bank’s name change and costs associated with the acquisition of Boardwalk Bank during the period. The results for the 2009 quarter were impacted by a $1.3 million charge related to the employment agreement of the Company’s former President/CEO, and a $1.5 million other-than-temporary impairment charge on Collateralized Debt Obligations (CDO).
Interest Income. Interest income increased $489,000, or 3.6%, to $13.9 million for the three months ended March 31, 2009, from $13.5 million for the three months ended March 31, 2008 primarily from an increase of $579,000 in interest income on loans resulting from higher volumes associated with the acquisition of Boardwalk Bank effective January 31, 2008. Average loans for the three month period ended March 31, 2009 were $800.2 million compared to $677.4 million for the three month period ended March 31, 2009.
The average balance of investments increased $15.9 million, or 9.3% to $187.9 million for the three months ended March 31, 2009, compared to $172.0 million for the three months ended March 31, 2008. The average yield on investments decreased 66 basis points to 4.79% for the three months ended March 31, 2009, from 5.45% for the three months ended March 31, 2008. The increase in the average balance was a result of several factors including the three months ending March 31, 2008 balance reflecting only two months of post-merger Boardwalk Bank investment balances, and an increase in mortgage-backed securities (MBS) due to purchases partially offset by the OTTI write-down of several CDO securities. The decline in the average yield was primarily a result of falling market interest rates which negatively impacted both the repricing of our adjustable rate MBS portfolio and U.S. Government and agency obligations where called securities were replaced at lower coupon rates. Those declines were slightly offset by an increase in the yield of the CDO portfolio due to the previously discussed OTTI write-down.
Interest Expense. Interest expense decreased $1.0 million, or 16.2%, to $5.2 million for the three months ended March 31, 2009, from $6.2 million for the three months ended March 31, 2008.
Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $678,000, or 55.9%, to $535,000 for the three months ended March 31, 2009, from $1.2 million for the three months ended March 31, 2008, and interest expense on certificates of deposit decreased $303,000, or 9.3%, to $3.0 million for the three months ended March 31, 2009, from $3.3 million for the three months ended March 31, 2008.
Interest expense on borrowings (Federal Home Loan Bank of New York advances) increased $167,000, or 11.8%, to $1.6 million for the three months ended March 31, 2009 from $1.4 million for the three months ended March 31, 2008. The increase in average borrowings of $63.2 million primarily resulted from the acquisition of Boardwalk Bank.
Net Interest Income. Net interest income increased $1.5 million, or 20.7%, to $8.7 million for the three months ended March 31, 2009, from $7.2 million for the three months ended March 31, 2008.
We experienced an increase in our net interest rate spread of 20 basis points, to 3.26% for the three months ended March 31, 2009, from 3.06% for the three months ended March 31, 2008, and an increase in our net interest margin of 13 basis points, to 3.53% for the three months ended March 31, 2009, from 3.40% for the three months ended March 31, 2008. The increase in our net interest spread was a result of having more rate-sensitive liabilities than assets tied to short term interest rates, which declined during the period.
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
At March 31, 2009, the Company’s allowance for loans losses increased to $11.9 million from $11.2 million at December 31, 2008, an increase of $684,000 or 6.1%. The allowance for loan loss ratio increased to 1.48% of gross loans at March 31, 2009, from 1.41% of gross loans at December 31, 2008. The allowance for loan losses to non-performing loans coverage ratio declined to 39.7% at March 31, 2009, from 53.4% at December 31, 2008.

We recorded a provision for loan losses of $745,000 for the three months ended March 31, 2009 compared to $283,000 for the three months ended March 31, 2008. The increase in the provision for losses over the prior year correlates to management’s analysis of non-performing loans. For the quarter ended March 31, 2009, net charge-offs were $61,000 compared to $19,000 for the quarter ended March 31, 2008.
Non-Interest Income. Non-interest income decreased $1.5 million or 139.4%, to a loss of $433,000 for the three months ended March 31, 2009, from $1.1 million for the three months ended March 31, 2008. The decrease resulted from the Company recognizing an other-than-temporary impairment charge to non-interest income on CDO’s totaling $1.5 million for the three month period ended March 31, 2009. In addition, during the current quarter, the Company recognized $29,000 in losses related to the sale of foreclosed real estate.
Non-Interest Expense. Non-interest expense decreased $4.2 million to $8.1 million for the three months ended March 31, 2009. The 2008 quarter included a $6.3 million previously reported expense related to the formation of The CapeBank Charitable Foundation and increased expenses directly related to the Boardwalk acquisition. The 2009 quarter did not include these charges but did include increased compensation expenses resulting from a $1.3 million expense related to the employment agreement of the Company’s former President/CEO, increased expense of $702,000 primarily resulting from the Federal deposit insurance premium increases, and a provision for losses on foreclosed real estate of $68,000. Advertising costs declined during the current period as a result of a higher level of advertising in the prior period related to the name change after the acquisition of Boardwalk Bank.
Income Tax Benefit. For the three months ended March 31, 2009 the income tax benefit was $427 thousand, compared to an income tax benefit of $2.0 million for the three months ended March 31, 2008, a change of $1.6 million. The effective tax rate was a benefit of 81.2% for the three months ended March 31, 2009 compared to a benefit of 46.8% for the three months ended March 31, 2008. The change in the effective tax rate from the prior year is a result of an increase in non-taxable items relative to pretax income including interest on tax-exempt securities, BOLI income and other permanent differences between income for financial reporting purposes versus taxable income.
Critical Accounting Policies
In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in the Note 1 to our Consolidated Financial Statements.
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
In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity loans, and consumer loans, are evaluated in the aggregate under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies, using historical loss factors adjusted for economic conditions and other factors. Other factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, peer group data, and single and total credit exposure. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, commercial business loans, and construction loans are evaluated individually for impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an Amendment of SFAS No. 114”. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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
Goodwill Impairment. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” and performs an impairment test at least annually or when circumstances indicate that an event has occurred during an interim period. The Company determined that such an event did not occur during the quarter ended March 31, 2009.
Deferred Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Management Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, EVP/Chief Operating Officer, EVP/Chief Lending Officer, SVP/Chief Financial Officer, SVP of Residential Lending, and our Controller. The Interest Rate Risk Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial mortgage loans that generally tend to have shorter maturities and higher interest rates;

•	investing in shorter duration investment grade corporate securities, government agency debt and mortgage-backed securities;

•	originating adjustable-rate and short-term consumer loans;

•	selling our long-term residential mortgage loans to our correspondent banks;

•	obtaining general financing through lower cost deposits;

•	utilizing both fixed term advances and an overnight line of credit with the Federal Home Loan Bank of New York; and

•	utilizing low cost short term brokered deposits as an alternative funding source.
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

The table below sets forth, as of March 31, 2009, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
	Estimated	Increase (decrease) in
Change in Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$38,537	$(799)	-2.03%
+100	39,033	(303)	-0.77%
0	39,336
-100	40,012	676	1.72%
-200	39,634	298	0.76%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at March 31, 2009, in the event of a 100 basis point increase in interest rates, we would experience a $303 thousand decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $676 thousand increase in net interest income.
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
During the quarter ended March 31, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors
The Company does not believe its risks have materially changed from those risks included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2009.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
Not applicable

Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Cape Bancorp, Inc. *

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. * *

4	Form of Common Stock Certificate of Cape Bancorp, Inc. *

10.1	Form of Employee Stock Ownership Plan *

10.2	Form of Change in Control Agreement *

10.3	Amended and Restated Phantom Incentive Stock Option Plan *

10.4	Amended and Restated Phantom Restricted Stock Plan *

10.5	Form of Director Retirement Plan *

10.6	Benefit Equalization Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-146178).

**	Filed as an exhibit to the Company’s Current Report Form 8-K with the Securities and Exchange Commission on July 18, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.
Date: May 11, 2009	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: May 11, 2009	/s/ Guy Hackney
Guy Hackney
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002