Form 10-Q
period 2009-06-30
Cape Bancorp, Inc.
filed 2009-08-10
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 7, 2009 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and June 30, 2008 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2008 and Six Months Ended June 30, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and June 30, 2008 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

Part II. Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	36

Signature Page	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32

Item 1.	Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008
	(in thousands)
ASSETS
Cash & due from financial institutions	$15,429	$10,117
Federal funds sold	—	—

Cash and cash equivalents	15,429	10,117
Interest-earning deposits in other financial institutions	6,388	17,918
Investment securities available for sale, at fair value (amortized cost of $135,878 at June 30, 2009 and $123,831 at December 31, 2008)	123,716	114,655
Investment securities held to maturity (fair value of $48,278 at June 30, 2009 and $49,938 at December 31, 2008)	47,163	48,825
Loans held for sale	612	—
Loans, net of allowance of $12,081 and $11,240	800,284	783,869
Accrued interest receivable	5,051	4,736
Premises and equipment, net	26,963	27,342
Other real estate owned	1,416	798
Federal Home Loan Bank (FHLB) stock, at cost	10,862	11,602
Bank owned life insurance (BOLI)	26,681	26,446
Goodwill	22,575	22,575
Intangible assets, net	682	786
Assets held for sale	2,026	2,026
Other assets	20,766	19,040

Total assets	$1,110,614	$1,090,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$73,162	$63,258
Interest-bearing deposits	671,406	647,872
Borrowings	217,034	234,484
Advances from borrowers for taxes and insurance	613	585
Accrued interest payable	838	778
Other liabilities	4,572	3,033

Total liabilities	967,625	950,010

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued and outstanding 13,313,521 shares	133	133
Additional paid-in capital	126,751	126,801
Unearned ESOP shares	(10,019)	(10,232)
Accumulated other comprehensive income (loss), net	(7,992)	(6,022)
Retained earnings	34,116	30,045

Total stockholders’ equity	142,989	140,725

Total liabilities & stockholders’ equity	$1,110,614	$1,090,735

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months,		For the six months,
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$11,774	$12,317	$23,401	$23,365
Interest and dividends on investments
Taxable	832	1,407	1,687	2,642
Tax-exempt	341	328	686	596
Interest on mortgage-backed securities	1,045	996	2,161	1,899

Total interest income	13,992	15,048	27,935	28,502

Interest expense:
Interest on deposits	3,374	4,565	6,985	9,354
Interest on borrowings	1,700	1,723	3,296	3,151

Total interest expense	5,074	6,288	10,281	12,505

Net interest income before provision for loan losses	8,918	8,760	17,654	15,997
Provision for loan losses	1,864	558	2,609	840

Net interest income after provision for loan losses	7,054	8,202	15,045	15,157

Non-interest income:
Service fees	794	826	1,503	1,492
Net gains on sale of loans	36	6	63	25
Net income from BOLI	220	261	512	490
Net rental income	86	91	172	174
Gain (loss) on sales of investment securities held for sale, net	600	2	600	2
Loss on disposal of other assets	—	(132)	—	(132)
Loss on sale of OREO	(226)	—	(255)	—
Other income	562	122	583	224
Gross other-than-temporary impairment losses	(2,429)	(201)	(3,968)	(201)
Less: Portion of loss recognized in other comprehensive income (pre-tax)	(74)	—	(74)	—

Net other-than-temporary impairment losses	(2,503)	(201)	(4,042)	(201)

Total non-interest income	(431)	975	(864)	2,074

Non-interest expense:
Salaries and employee benefits	3,705	3,954	8,432	7,308
Occupancy & equipment	819	966	1,675	1,709
Federal insurance premiums	247	80	1,101	232
Data processing	301	408	580	726
Charitable Foundation contribution	—	—	—	6,256
Advertising	164	216	215	398
Telecommunications	205	283	407	458
Professional services	221	238	444	448
OREO write-down	—	—	68	—
Other operating	991	1,325	1,815	2,210

Total non-interest expense	6,653	7,470	14,737	19,745

Income (loss) before income taxes	(30)	1,707	(556)	(2,514)
Income tax expense (benefit)	(133)	370	(560)	(1,604)

Net income (loss)	$103	$1,337	$4	$(910)

Earnings (loss) per share (see Note 9):
Basic	$0.01	$0.11	$—	$(0.11)

Diluted	$0.01	$0.11	$—	$(0.11)

Weighted average number of shares outstanding:
Basic	12,307,619	12,262,048	12,302,278	12,281,769

Diluted	12,307,619	12,262,048	12,302,278	12,281,769

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2008 and six months ended June 30, 2009
(unaudited)

					Accumulated
			Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
	(in thousands)

Balance, January 1, 2008	$—	$—	$—	$72,536	$293	$72,829

Net income (loss)	—	—	—	(42,491)	—	(42,491)

Net unrealized losses, net of reclassification adjustments and taxes	—	—	—	—	(6,315)	(6,315)

Total comprehensive income (loss)	—	—	—			(48,806)

Conversion from mutual to stock company and simultaneous acquisition of Boardwalk Bancorp	133	126,832	(10,658)	—	—	116,307

ESOP shares earned	—	(31)	426	—	—	395

Balance, December 31, 2008	133	126,801	(10,232)	30,045	(6,022)	140,725

Net income (loss)	—	—	—	4		4

Net unrealized income (loss), net of reclassification adjustments and taxes	—	—	—	—	2,097	2,097

Total comprehensive income (loss)	—	—	—	—		2,101

Cumulative effect of adopting FSP FAS 115-2 and FAS 124-2 (net of $2.1 million tax effect)	—	—	—	4,067	(4,067)	—

ESOP shares earned	—	(50)	213	—	—	163

Balance, June 30, 2009	$133	$126,751	$(10,019)	$34,116	$(7,992)	$142,989

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$4	$(910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,609	840
Net gain on the sale of loans	(63)	(25)
Net loss on the sale of other real estate owned	255	—
Loss on impairment of securities	4,042	201
Net gain on sale of investments	(600)	(2)
Earnings on BOLI	(512)	(490)
Depreciation and amortization	933	699
ESOP compensation expense	163	190
Stock issuance for charitable contribution	—	5,474
Deferred income taxes	(1,242)	(1,411)
Changes in assets and liabilities that (used) provided cash:
Origination of loans held for sale	(5,550)	(939)
Proceeds from sale of loans	4,938	1,289
Accrued interest receivable	(315)	531
Other assets	(1,287)	2,094
Accrued interest payable	60	(21)
Other liabilities	1,539	(4,017)

Net cash provided by operating activities	4,974	3,503

Cash flows from investing activities
Proceeds from sales of AFS securities	14,163	—
Proceeds from calls, maturities, and principal repayments of HTM securities	4,548	4,184
Proceeds from calls, maturities, and principal repayments of AFS securities	43,196	37,537
Purchases of HTM securities	(2,998)	(4,945)
Purchases of AFS securities	(66,375)	(41,804)
Redemption (purchase) of Federal Home Loan Bank stock	740	(3,502)
Proceeds from sale of other real estate owned	543	—
(Increase) decrease in interest-earning deposits in other financial institutions	11,530	535
Increase in loans, net	(20,779)	(25,975)
Purchase of property and equipment, net	(386)	(803)
Acquisition of Boardwalk Bancorp	—	(46,839)

Net cash used in investing activities	(15,818)	(81,612)

Cash flows from financing activities
Net increase (decrease) in deposits	33,528	(40,990)
Increase in advances from borrowers for taxes and insurance	28	75
Borrowings	45,000	96,775
Payments on borrowings	(62,400)	(19,106)
Net proceeds from stock issuance in conversion	—	39,823

Net cash provided by financing activities	16,156	76,577

Net increase (decrease) in cash and cash equivalents	5,312	(1,532)
Cash and cash equivalents at beginning of period	10,117	15,631

Cash and cash equivalents at end of period	$15,429	$14,099

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$10,221	$12,004
Income taxes, net of refunds	$(518)	$247
Supplementary disclosure of non-cash financing and investing activities:
Stock subscriptions applied to equity	$—	$21,500
Issuance of stock to charitable foundation	$—	$5,474
Issuance of stock for acquisition of Boardwalk Bancorp	$—	$49,461
See accompanying notes to unaudited consolidated financial statements.

Notes to Financial Statements (Unaudited)
NOTE 1 — ORGANIZATION
On January 31, 2008, Cape Bancorp (“Company”) completed its initial public stock offering in connection with the mutual to stock conversion of Cape Bank and the simultaneous acquisition by Cape Bancorp of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey-chartered bank subsidiary, Boardwalk Bank (“Boardwalk”).
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
Income recognition of interest is discontinued when, in the opinion of management, the collectability of such interest becomes doubtful. A commercial loan is classified as nonaccrual when the loan is 90 days or more delinquent. Consumer and residential loans are classified as nonaccrual when the loan is 90 days or more delinquent with a loan to value ratio greater than 70 percent. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method.
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
The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.
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
401(k) Plan: The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. The Bank’s matching contribution under the Plan is equal to 100% of the participant’s contribution on up to 3% of the participant’s salary contributed to the plan and 50% of contributions on the next 2% of salary contributed by the participant, with a maximum potential matching contribution of 4%.
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. As of June 30, 2009 42,603 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax purposes are the allowance for loan losses, deferred compensation, deferred loan fees, charitable contribution carryforwards, depreciation and other-than-temporary impairment charges. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. . Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company records interest related to uncertain tax positions in interest expense and penalties in non-interest expense, to the extent accrued.

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
Three months ended June 30, 2009
Unrealized losses on securities
Unrealized holding gains arising during the period	$417	$(142)	$275
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	74	(25)	49
Reclassification adjustment for securities losses realized in net income	1,903	(647)	1,256

Other comprehensive income, net	$2,394	$(814)	$1,580

Three months ended June 30, 2008
Unrealized losses on securities
Unrealized holding losses arising during the period	$(7,925)	$2,731	$(5,194)
Reclassification adjustment for net losses realized in net income	199	(69)	130

Other comprehensive loss, net	$(7,726)	$2,662	$(5,064)

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
Six months ended June 30, 2009
Unrealized losses on securities
Unrealized holding losses arising during the period	$(339)	$115	$(224)
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	74	$(25)	$49
Reclassification adjustment for net losses realized in net income	3,442	(1,170)	2,272

Other comprehensive income, net	$3,177	$(1,080)	$2,097

Six months ended June 30, 2008
Unrealized losses on securities
Unrealized holding losses arising during the period	$(8,879)	$3,073	$(5,806)
Reclassification adjustment for net losses realized in net income	199	(69)	130

Other comprehensive loss, net	$(8,680)	$3,004	$(5,676)

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
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participant’s employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
Effect of Newly Issued Accounting Standards: In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or “FSP FAS 157-4,” to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of market activity for the asset and liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The impact of adoption was not material.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or “FSP FAS 115-2 and FAS 124-2.” The FSP modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security’s cost basis must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more-likely-than-not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. As a result of adopting FSP FAS 115-2 and FAS 124-2 the Company recorded a cumulative effect adjustment net of tax of $4.1 million to retained earnings for the non-credit portion of OTTI previously recognized as well as recognized a charge to earnings for credit losses incurred in the period of adoption.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or “FSP FAS 107-1 and APB 28-1”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or “SFAS No. 107,” to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The application of the provisions of FSP FAS 107-1 and APB 28-1 resulted in additional disclosure about the fair value of financial instruments in connection with the Company’s June 30, 2009 quarterly report on Form 10-Q, but did not have a material impact on its consolidated financial statements.
In April 2009, FASB issued FSP FASB No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS No. 141(R)-1”) which amends SFAS No. 141(R) to provide guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. FAS No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the provisions of FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements as of June 30, 2009.
In May 2009, FASB issued SFAS No. 165, “Subsequent Events (as amended)” which establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods that end after June 15, 2009. The application of the provisions of SFAS No. 165 did not have a material impact on the Corporation’s consolidated financial statements as of June 30, 2009. The Company evaluated subsequent events through August 7, 2009.
In June 2009, FASB issued FASB Statement No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” FAS 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. FAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Company does not anticipate the adoption of FAS 166 to have a material impact on the consolidated financial statements.
In June 2009, FASB issued Statement No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R).” FAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Company does not anticipate the adoption of FAS 167 to have a material impact on the consolidated financial statements.

NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale and held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2009
Investment securities held to maturity
Municipal bonds	$24,126	$513	$(32)	$24,607
Mortgage-backed securities
GNMA pass-through certificates	16	1	—	17
FHLMC pass-through certificates	1,761	50	—	1,811
FNMA pass-through certificates	10,103	390	—	10,493
Collateralized mortgage obligations	11,157	306	(113)	11,350

Total securities held to maturity	$47,163	$1,260	$(145)	$48,278

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$40,709	$64	$(27)	$40,746
Municipal bonds	11,081	22	(458)	10,645
Collateralized debt obligations	14,045	192	(12,261)	1,976
Corporate bonds	12,927	88	(26)	12,989

Total debt securities	78,762	366	(12,772)	66,356

Mortgage-backed securities
GNMA pass-through certificates	$719	$14	$—	$733
FHLMC pass-through certificates	10,785	271	(4)	11,052
FNMA pass-through certificates	29,536	849	(11)	30,374
Collateralized mortgage obligations	16,076	201	(1,076)	15,201

Total mortgage-backed securities	57,116	1,335	(1,091)	57,360

Total securities available for sale	$135,878	$1,701	$(13,863)	$123,716

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2008
Investment securities held to maturity
Municipal bonds	$24,582	$604	$(32)	$25,154
Mortgage-backed securities
GNMA pass-through certificates	17	1	—	18
FHLMC pass-through certificates	2,670	45	—	2,715
FNMA pass-through certificates	10,897	323	(17)	11,203
Collateralized mortgage obligations	9,922	199	(10)	10,111
Grantor Trust (money market fund)	737	—	—	737

Total securities held to maturity	$48,825	$1,172	$(59)	$49,938

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$31,296	$480	$(10)	$31,766
Municipal bonds	11,024	26	(336)	10,714
Collateralized debt obligations	11,832	—	(8,799)	3,033
Corporate bonds	4,975	—	(197)	4,778

Total debt securities	59,127	506	(9,342)	50,291

Mortgage-backed securities
GNMA pass-through certificates	$773	$2	$(12)	$763
FHLMC pass-through certificates	20,449	352	(31)	20,770
FNMA pass-through certificates	33,465	472	(539)	33,398
Collateralized mortgage obligations	10,017	31	(615)	9,433

Total mortgage-backed securities	64,704	857	(1,197)	64,364

Total securities available for sale	$123,831	$1,363	$(10,539)	$114,655

The Company recognized an other-than-temporary impairment (OTTI) charge of $2.5 million during the second quarter of 2009 related to 6 collateralized debt obligation (CDO) securities. On a year-to-date basis, an OTTI charge of $4.0 million has been recognized by the Company. There are a total of 24 securities in the Company’s CDO portfolio of which there are 10 as of June 30, 2009 for which OTTI has not been recorded. The OTTI impairment losses recognized in earnings were determined through the use of an expected cash flow model, consistent with the guidance in EITF 99-20-1, “Amendments to the Impairment Guidance in EITF Issue No. 99-20” and FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The most significant input to the expected cash flow model was the assumed default rate for each impaired pooled trust preferred security. The Company evaluates the financial metrics, such as capital ratios, non-performing asset ratios, delinquencies, and the allowance for loan losses ratios, of each individual financial institution issuer within the pool to estimate the expected default rate for each security. The weighted average default rate for those CDOs which were deemed to be other-than-temporarily impaired due to expected credit losses was approximately 20%.
Beginning with the quarter ending September 30, 2008 through March 31, 2009 the Company recorded OTTI charges for CDO securities of $16.0 million. Upon adoption of FSP FAS 115-2, the Company determined that $6.2 million of those OTTI charges were non-credit related. As such, a $4.1 million (net of $2.1 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive loss was recorded as the cumulative effect impact of adopting FSP FAS 115-2 as of April 1, 2009.

The amortized cost and fair value of debt securities and mortgage-backed securities as of June 30, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(in thousands)

Due within one year or less	$6,787	$6,773	$1,564	$1,577
Due after one year but within five years	44,857	44,958	10,163	10,474
Due after five years but within ten years	2,411	2,402	11,901	12,056
Due after ten years	24,707	12,223	498	500
Mortgage-backed securities	57,116	57,360	23,037	23,671

Total investment securities	$135,878	$123,716	$47,163	$48,278

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at June 30, 2009 (in thousands):

Beginning balance of cumulative credit losses on CDO securities, April 1, 2009 (1)	$(9,840)
Additions for credit losses recorded during the second quarter of 2009 which were not previously recognized as components of earnings	(2,503)

Ending balance of cumulative credit losses on CDO securities, June 30, 2009	$(12,343)

(1)
Amount represents the OTTI charges recorded beginning with the quarter ending September 30, 2008 through March 31, 2009 for CDO securities, net of the Company’s cumulative effect adjustment upon adoption of FSP FAS 115-2, effective April 1, 2009.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

U.S. Government and agency obligations	$22,790	$(27)	$—	$—	$22,790	$(27)
Corporate and municipal bonds	9,246	(91)	7,752	(425)	16,998	(516)
Collateralized debt obligations	307	(3,801)	1,358	(8,460)	1,665	(12,261)
Mortgage-backed securities	8,496	(144)	2,918	(1,060)	11,414	(1,204)

	$40,839	$(4,063)	$12,028	$(9,945)	$52,867	$(14,008)

The majority of the $14.0 million unrealized loss as of June 30, 2009 in the table above is attributable to securities classified as available for sale. In addition, the unrealized loss is primarily comprised of CDO securities, which were previously discussed, and mortgage-backed securities (MBS). The unrealized loss in the MBS sector mainly consists of one security, a private label collateralized mortgage obligation. The monthly payments on this security are current, it is over-collateralized and it is protected by several subordinate classes.

Management evaluates investment securities to determine if they are other-than-temporarily impaired on at least a quarterly basis. The evaluation process applied to each security includes but is not limited to the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of EITF 99-20, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or would more-likely-than-not be required to sell an impaired debt security before a recovery of its amortized cost basis, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers when deemed appropriate. Based on that evaluation, the Company does not consider those investments with unrealized holding losses as of June 30, 2009 to be other-than-temporarily impaired.
NOTE 4 — LOANS RECEIVABLE
Loans receivable consists of the following;

	June 30,	December 31,
	2009	2008
	(in thousands)

Commercial mortgage	$436,102	$411,809
Residential mortgage	243,248	226,963
Construction	34,055	54,187
Home equity loans and lines of credit	47,065	46,850
Commercial business loans	50,861	54,319
Other consumer loans	1,282	1,388

Loans receivable, gross	812,613	795,516

Less:
Allowance for loan losses	12,081	11,240
Deferred loan fees	248	407

Loans receivable, net	$800,284	$783,869

Activity in the allowance for loan losses is as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Balance at beginning of year	$11,240	$4,121
Allowance from acquired entity	—	3,791
Provision charged to operations	2,609	9,009
Charge-offs	(2,169)	(5,708)
Recoveries	401	27

Balance at end of period	$12,081	$11,240

Individually impaired loans were as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Period-end loans with no allocated allowance for loan losses	$25,462	$24,998
Period-end loans with allocated allowance for loan losses	4,452	—

Total	$29,914	$24,998

Amount of the allowance for loan losses allocated	$750	$—

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Average of impaired loans during the period	$30,979	$22,325	$29,122	$16,492
Interest income recognized during impairment	8	—	29	—
Cash-basis interest income recognized	15	—	30	—
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

	Fair Value Measurements			Fair Value Measurements
	at June 30, 2009			at December 31, 2008
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Available for sale securities:
U.S. Government and agency obligations and municipal bonds	$51,391	$—	$—	$42,481	$—	$—
Corporate bonds and mortgage-backed securities	$—	$70,349	$—	$—	$69,141	$—
Collateralized debt obligations	$—	$—	$1,976	$—	$—	$3,033

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009. There were no level 3 assets measured at fair value for the six months ended June 30, 2008:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
CDO Securities Available for Sale
(in thousands)

Beginning balance, January 1, 2009	$3,033
Accretion/amortization of discount or premium	95
Payments received	(2)
Increase in amortized cost due to adoption of FSP FAS 115-2	6,162
Unrealized holding loss	(3,270)
Other-than-temporary impairment included in earnings	(4,042)

Ending balance, June 30, 2009	$1,976

Financial Assets and Liabilities Measured on a Non-Recurring Basis
Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at June 30, 2009			at December 31, 2008
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans	$—	$29,914	$—	$—	$24,998	$—
Non-Financial Assets and Liabilities Measured on a Non-Recurring Basis
Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at June 30, 2009
Quoted
Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Assets:
Other real estate owned	$—	$—	$1,416

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

	At June 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$15,429	$15,429	$10,117	$10,117
Interest bearing deposits in other banks	6,388	6,388	17,918	17,918
Investment securities	170,879	171,994	163,480	164,593
Loans held for sale	612	612	—	—
Loans receivable	800,284	816,923	783,869	799,064
FHLB Stock	10,862	n/a	11,602	n/a
Accrued interest receivable	5,051	5,051	4,736	4,736

Liabilities
Savings deposits	$80,592	$80,592	$79,494	$79,494
NOW, checking and MMDA deposits	304,834	304,834	275,443	275,443
Ceritificates of deposit	359,142	364,039	356,193	360,717
Borrowings	217,034	212,307	234,484	232,090
Accrued interest payable	838	838	778	778
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
Deposits — The fair value of deposits with no stated maturity, such as money market deposit accounts, checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Bank for deposits of similar size, type and maturity.
Borrowings — The fair value of borrowings, which includes Federal Home Loan Bank of New York advances and securities sold under agreement to repurchase, is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for borrowings of similar maturity and terms.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 6 — OTHER REAL ESTATE OWNED
Other real estate owned (OREO) totaled $1.416 million at June 30, 2009 and $798,000 at December 31, 2008. Other real estate owned is presented net of an allowance for losses, if any. At June 30, 2009 and December 31, 2008 there was no valuation allowance on foreclosed real estate. Other real estate consisted of commercial business properties at June 30, 2009. In July 2009 the Company sold two OREO properties with a carrying value of $1.082 million and recognized a loss of $122,000.
For the three and six months ended June 30, 2009, net losses on sales of foreclosed real estate totaled $226,000 and $255,000, respectively. Net expenses applicable to other real estate owned were $35,200 for the three month period ending June 30, 2009 and $104,600 for the six months ended June 30, 2009. Included in the six month period expenses was a $68,000 provision for losses on foreclosed real estate. There were no expenses related to real estate owned for the three month or six month periods ended June 30, 2008.
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
Under the terms of the merger agreement, the shareholders of Boardwalk Bancorp received total merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. Based on the total elections made by Boardwalk Bancorp shareholders, Boardwalk Bancorp shareholders who properly elected to receive Cape Bancorp, Inc. common stock received 2.3 Cape Bancorp shares for each share of Boardwalk Bancorp common stock, and Boardwalk Bancorp shareholders who properly elected to receive cash received $23 in cash for each share of Boardwalk Bancorp common stock. The purchase price resulted in approximately $54.2 million in goodwill, and $1.0 million in core deposit and customer relationship intangible, none of which is deductible for tax purposes. The intangible asset(s) will be amortized over 7-10 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. For the period ended December 31, 2008 the Bank recorded goodwill impairment in the amount of $31.8 million.
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

NOTE 7 — ACQUISITION OF BOARDWALK BANCORP (Continued)
Boardwalk Bancorp Inc’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date. Pro forma condensed consolidated income statement for the six months ended June 30, 2008 is shown as if the merger occurred as of January 1, 2008:

Six months ended
June 30, 2008
(in thousands)

Interest and dividend income	$30,935
Interest expense	13,862

Net interest income	17,073
Provision for loan losses	840

Net interest income after provision for loan losses	16,233
Non-interest income	2,103
Non-interest expense	22,272

Income (loss) before income taxes	(3,936)
Income tax expense (benefit)	(1,811)

Net income (loss)	$(2,125)

Basic EPS	$(0.11)

Non-interest expense for the six months ended June 30, 2008 included a $6.3 million expense ($3.8 million net of tax) for a contribution to the Cape Bank Charitable Foundation established and funded in connection with the stock conversion.
NOTE 8 — DEPOSITS
Deposits are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Savings accounts	$80,592	$79,494
NOW accounts and money market funds	231,672	212,185
Non-interest bearing checking	73,162	63,258
Certificates of deposit of less than $100,000	229,111	229,533
Certificates of deposit of $100,000 or more	130,031	126,660

Total deposits	$744,568	$711,130

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
The following is a reconciliation of the calculation of basic earnings per share for the three and six month periods ended June 30, 2009, the three months ended June 30, 2008 and for the period January 31, 2008 through June 30, 2008. There are no potentially dilutive common shares at or for the periods ended June 30, 2009 or June 30, 2008.

	For the three months	For the three months
	ended June 30,	ended June 30,
	2009	2008
	(dollars in thousands, except share data)

Net income post conversion for earnings per share	$103	$1,337

Weighted average shares outstanding	12,307,619	12,262,048
Basic earnings per share	$0.01	$0.11

	For the six months	For the five months
	ended June 30,	ended June 30,
	2009	2008
	(dollars in thousands, except share data)

Net income	$4	$(910)
Less: Net income from January 1, 2008 to January 31, 2008	—	(402)

Net income (loss) post conversion for earnings per share	$4	$(1,312)

Weighted average shares outstanding	12,302,278	12,281,769
Basic earnings (loss) per share	$0.00	$(0.11)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At June 30, 2009, the Company had total assets of $1.111 billion.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At June 30, 2009, our retail market area primarily included the area surrounding our 18 offices located in Cape May and Atlantic Counties, New Jersey.
Comparison of Financial Condition at June 30, 2009 and December 31, 2008
At June 30, 2009, the Company’s total assets increased to $1.111 billion from $1.091 billion at December 31, 2008, an increase of $19.9 million or 1.82%.
Cash and cash equivalents increased $5.3 million, or 52.48%, to $15.4 million at June 30, 2009 from $10.1 million at December 31, 2008.
Interest-earning deposits in other financial institutions decreased to $6.4 million at June 30, 2009 from $17.9 million at December 31, 2008, a decrease of $11.5 million or 64.3%. During the period, these funds were used to purchase higher yielding investments.
Total net loans increased to $800.3 million at June 30, 2009 from $783.9 million at December 31, 2008, an increase of $16.4 million or 2.1%. Delinquent loans increased $3.0 million to $36.3 million or 4.5% of total loans at June 30, 2009 from $33.3 million, or 4.2% of total loans at December 31, 2008. Total delinquent loans by portfolio at June 30, 2009 were $29.2 million of commercial loans, $6.1 million of mortgage loans and $1.0 million of consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days — $3.5 million; 60 to 89 days — $3.2 million; and 90 days and greater — $29.7 million.
At June 30, 2009, the Company had $29.7 million in non-performing loans or 3.65% of total gross loans, an increase from $21.1 million or 2.65% at December 31, 2008. Total non-performing loans by portfolio were $25.4 million of commercial loans, $3.8 million of residential loans and $467,000 of consumer loans. Commercial non-performing loans had collateral type concentrations of 26% in restaurant related loans, 18% in residential, duplex and multi-family related loans, 15% in land and building lot related loans, 11% in B&B and hotel related loans, 10% in commercial building and equipment related loans, 8% in marina related loans, 7% in auto dealership related loans and 5% in retail store related loans. The three largest relationships in this category of non-performing loans are $2.8 million, $2.5 million, and $2.1 million.
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
Total investment securities increased to $170.9 million at June 30, 2009 ($123.7 million classified as available-for-sale or 72.4%) from $163.5 million at December 31, 2008, an increase of $7.4 million or 4.5%. As discussed previously, interest earning deposits in other financial institutions were used to invest in higher yielding securities to maximize interest income. Conversely, during the six month period ended June 30, 2009, the collateralized debt obligation portion of the investment portfolio declined in value by $1.1 million. At June 30, 2009, the cost basis of such securities was $14.0 million with a fair market value of $2.0 million. The market value of this sector of the investment portfolio has been adversely affected by the prolonged existence of an illiquid market as well as several securities which are currently deferring interest payments. For the three months and six months ended June 30, 2009, the Company recognized OTTI charges of $2.5 million and $4.0 million, respectively.

At June 30, 2009, the Bank’s total deposits increased to $744.6 million from $711.1 million at December 31, 2008, an increase of $33.5 million or 4.7%. Certificates of deposit increased $2.9 million, or 0.8%, to $359.1 million at June 30, 2009 from $356.2 million at December 31, 2008. NOW and money market accounts increased $19.5 million, or 9.2%, to $231.7 million at June 30, 2009 from $212.2 million at December 31, 2008. Savings accounts increased $1.1 million, or 1.4%, to $80.6 million at June 30, 2009 from $79.5 million at December 31, 2008. Non-interest bearing deposits increased $9.9 million, or 15.6%, to $73.2 million at June 30, 2009 from $63.3 million at December 31, 2008. Total non-certificate deposit balances increased $30.5 million, or 8.6%, to $385.4 million at June 30, 2009 from $354.9 million at December 31, 2008.
Borrowings decreased $17.5 million, or 7.5%, to $217.0 million at June 30, 2009 from $234.5 million at December 31, 2008. The decline in borrowings was partially attributable to the use of brokered deposits in the amount of $12.8 million as of June 30, 2009 as a less expensive alternative funding source. At June 30, 2009, the Company’s borrowings to assets ratio decreased to 19.5% from 21.5% at December 31, 2008. Borrowings to total liabilities decreased to 22.4% at June 30, 2009 from 24.7% at December 31, 2008.
At June 30, 2009, the Company’s total equity increased to $143.0 million from $140.7 million at December 31, 2008, an increase of $2.3 million, or 1.6%. The increase in equity is attributable to a $2.1 million increase in accumulated other comprehensive loss, net of tax. This change excludes the effect of the reclassification between Retained Earnings and OCI, pursuant to the adoption of FSP FAS 115-2. Stockholders’ equity totaled $143.0 million or 12.87% of period end assets, and tangible equity totaled $119.7 million or 11.01% of period end tangible assets.

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

	For the Three Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$15,989	$52	1.29%	$12,235	$89	2.93%
Investments	192,063	2,166	4.46%	209,926	2,642	5.06%
Loans	808,545	11,774	5.84%	801,739	12,317	6.18%

Total interest-earning assets	1,016,597	13,992	5.52%	1,023,900	15,048	5.91%
Noninterest-earning assets	105,256			143,923
Allowance for loan losses	(12,579)			(8,298)

Total assets	$1,109,274			$1,159,525

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$104,075	95	0.37%	$106,815	217	0.82%
Savings accounts	80,078	87	0.44%	83,038	258	1.25%
Money market accounts	130,250	424	1.31%	120,621	776	2.59%
Certificates of deposit	381,616	2,768	2.91%	384,067	3,315	3.47%
Borrowings	195,052	1,700	3.50%	203,513	1,722	3.40%

Total interest-bearing liabilities	891,071	5,074	2.28%	898,054	6,288	2.82%
Noninterest-bearing deposits	67,527			68,184
Other liabilities	7,857			6,007

Total liabilities	966,455			972,245
Stockholders’ equity	142,819			187,280

Total liabilities & stockholders’ equity	$1,109,274			$1,159,525

Net interest income		$8,918			$8,760

Net interest spread			3.24%			3.09%
Net interest margin			3.52%			3.44%
Net interest income and margin (tax equivalent basis) (1)		$9,073	3.58%		$8,905	3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.09%			114.01%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $155,000, and $145,000 for the three month period ended June 30, 2009 and 2008, respectively. The average yield on investments increased to 4.85% from 4.46% for the three month period ended June 30, 2009 and increased to 5.41% from 5.06% for the three month period ended June 30, 2008.

	For the Six Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$15,508	$119	1.53%	$9,682	$163	3.39%
Investments	189,579	4,415	4.63%	194,833	4,974	5.13%
Loans	804,380	23,401	5.87%	740,071	23,365	6.35%

Total interest-earning assets	1,009,467	27,935	5.58%	944,586	28,502	6.07%
Noninterest-earning assets	106,293			130,641
Allowance for loan losses	(11,963)			(7,507)

Total assets	$1,103,797			$1,067,720

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$104,079	202	0.39%	$107,337	526	0.99%
Savings accounts	79,771	204	0.52%	82,161	571	1.40%
Money market accounts	123,689	852	1.39%	115,359	1,680	2.93%
Certificates of deposit	381,319	5,727	3.03%	354,931	6,576	3.73%
Borrowings	200,079	3,296	3.32%	172,863	3,152	3.67%

Total interest-bearing liabilities	888,937	10,281	2.33%	832,651	12,505	3.02%
Noninterest-bearing deposits	65,694			61,839
Other liabilities	7,047			5,344

Total liabilities	961,678			899,834
Stockholders’ equity	142,119			167,886

Total liabilities & stockholders’ equity	$1,103,797			$1,067,720

Net interest income		$17,654			$15,997

Net interest spread			3.25%			3.05%
Net interest margin			3.53%			3.41%
Net interest income and margin (tax equivalent basis) (1)		$17,965	3.59%		$16,256	3.46%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.56%			113.44%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 34%, and has the effect of increasing interest income by $311,000, and $259,000 for the six month period ended June 30, 2009 and 2008, respectively. The average yield on investments increased to 5.03% from 4.63% for the six month period ended June 30, 2009 and increased to 5.52% from 5.13% for the six month period ended June 30, 2008.

Rate/Volume Analysis
The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net change column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended June 30, 2009
	Compared to June 30, 2008
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)

Interest-Earning Assets
Interest-earning deposits	$21	$(58)	$(37)
Investments	(236)	(240)	(476)
Loans	104	(647)	(543)

Total interest income	(111)	(945)	(1,056)

Interest-Bearing Liabilities
Interest-bearing demand accounts	(5)	(117)	(122)
Savings accounts	(9)	(162)	(171)
Money market accounts	58	(410)	(352)
Certificates of deposit	(21)	(526)	(547)
Borrowings	(75)	53	(22)

Total interest expense	(52)	(1,162)	(1,214)

Total net interest income	$(59)	$217	$158

	For the Six Months Ended June 30, 2009
	Compared to June 30, 2008
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)

Interest-Earning Assets
Interest-earning deposits	$69	$(114)	$(45)
Investments	(130)	(429)	(559)
Loans	1,872	(1,835)	37

Total interest income	1,811	(2,378)	(567)

Interest-Bearing Liabilities
Interest-bearing demand accounts	(16)	(308)	(324)
Savings accounts	(17)	(351)	(368)
Money market accounts	112	(939)	(827)
Certificates of deposit	451	(1,300)	(849)
Borrowings	454	(310)	144

Total interest expense	984	(3,208)	(2,224)

Total net interest income	$827	$830	$1,657

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008
General. The net income for the three months ended June 30, 2009 was $103,000 compared to net income of $1.3 million for the same period in 2008. The six months ended June 30, 2009 reflected net income of $4,000 compared to a net loss of $910,000 reported for the six months ended June 30, 2008. The following is a recap of certain material pre-tax income and expense events that occurred during the second quarter of 2009: recognition of FHLB first quarter dividend income not previously accrued of $142,000; BOLI benefit proceeds of $460,000; gains on sales of investments of $600,000; compensation pay-out expense of $375,000; loan loss provision of $1.9 million; and an OTTI charge related to the CDO investment portfolio of $2.5 million. The six months ended June 30, 2009 reflected an other-than-temporary impairment charge on CDOs totaling $4.0 million, loan loss provision of $2.6 million, a $1.3 million charge related to the employment agreement of the Company’s former President and CEO, gains on sales of investments of $600,000, BOLI benefit proceeds of $460,000, and a $375,000 compensation pay-out to the current President and CEO. The net loss for the six months ended June 30, 2008 resulted, in part, from the Company’s contribution of $3.8 million, net of taxes, to The CapeBank Charitable Foundation, and approximately $235,000 of expenses, net of taxes, associated with the Bank’s name change and costs associated with the acquisition of Boardwalk Bank during the period.
Interest Income. Interest income decreased $1.0 million, or 7.1%, to $14.0 million for the three months ended June 30, 2009, from $15.0 million for the three months ended June 30, 2008. This decrease is primarily the result of decreases in yields on the loan and investment portfolios. The average yield on the loan portfolio declined from 6.18% for the three months ended June 30, 2008 to 5.84% for the three months ended June 30, 2009. The decrease in the average yield reflected a lower interest rate environment and to a lesser extent an increase in non-accrual loans from $25.7 million at June 30, 2008 to $29.7 million at June 30, 2009. Average loans for the three month period ended June 30, 2009 were $808.5 million compared to $801.7 million for the three month period ended June 30, 2008 an increase of $6.8 million, or 0.9%. The average yield on the investment portfolio declined from 5.06% for the three months ended June 30, 2008 to 4.46% for the three months ended June 30, 2009. The decline in the average yield was primarily a result of falling market interest rates which negatively impacted both the repricing of our adjustable rate MBS portfolio and U.S. Government and agency obligations where called securities were replaced at lower coupon rates as well as the charge-off of $176,000 in interest receivables related to three CDO securities which were fully written off. The average balance of investments decreased $17.8 million, or 8.5% to $192.1 million for the three months ended June 30, 2009, compared to $209.9 million for the three months ended June 30, 2008. This decrease is mainly attributed to the significant decline in market value of the CDO portfolio, which was $18.3 million at June 30, 2008 compared to $2.0 million at June 30, 2009.
For the six months ended June 30, 2009, interest income decreased $567,000 or 2.0% to $27.9 million from $28.5 million for the six months ended June 30, 2008. This decrease is primarily the result of decreases in yields on the loan and investment portfolios. The yield on the loan portfolio declined from 6.35% for the six months ended June 30, 2008 to 5.87% for the six months ended June 30, 2009 while the yield on the investment portfolio declined from 5.13% to 4.63% over the same two periods. The same factors discussed above that contributed to the declines in the average yields for loans and investments for the three month comparison also impacted the decreases experienced from the six months ended June 30, 2008 to the six months ended June 30, 2009. For the six months ended June 30, 2009, average loans increased $64.3 million, or 8.7%, to $804.4 million from $740.1 million for the six months ended June 30, 2008. The increase in average loans primarily resulted from the six months ended June 30, 2008 balance including only five months of post-merger Boardwalk Bank loan balances. The average balance of investments for the six month period ended June 30, 2009 was $189.6 million compared to $194.8 million a decrease of $5.2 million, or 2.7%.
Interest Expense. Interest expense decreased $1.2 million, or 19.3%, to $5.1 million for the three months ended June 30, 2009, from $6.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, interest expense declined $2.2 million, or 17.8%.
Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $474,000, or 47.7%, to $519,000 for the three months ended June 30, 2009, from $993,000 for the three months ended June 30, 2008, and interest expense on certificates of deposit decreased $547,000, or 16.5%, to $2.8 million for the three months ended June 30, 2009, from $3.3 million for the three months ended June 30, 2008. This decline of interest expense is primarily the result of a reduction in interest rates paid on all categories of interest bearing deposit accounts as general economic market conditions pushed interest rates down nationally. The most significant decline of interest rates paid on deposits was within the certificate of deposits portfolio where the costs of these deposit decline from 3.47% for the three months ended June 30, 2008 to 2.91% for the three months ended June 30, 2009. The next most significant decline of cost of funds was within the money market deposits which had a 128 basis point decline of their cost of funds, dropping from 2.59% for the three month period ended June 30, 2008 to 1.31% for the three month period ended June 30, 2009. The slight change in the average balance of these interest bearing deposit accounts had little influence on the change of the interest expense related to these accounts.

Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $1.1 million, or 50.0%, to $1.1 million for the six months ended June 30, 2009, from $2.2 million for the six months ended June 30, 2008, and interest expense on certificates of deposit decreased $849,000, or 12.9%, to $5.7 million for the six months ended June 30, 2009, from $6.6 million for the six months ended June 30, 2008. This decline of interest expense is primarily the result of a reduction in interest rates paid on all categories of interest bearing deposit accounts as general economic market conditions pushed interest rates down nationally. The most significant impact of declining interest rates paid on deposits was within the certificate of deposits portfolio where the costs of these deposits declined from 3.73% for the six months ended June 30, 2008 to 3.03% for the six months ended June 30, 2009. The next most significant decline of cost of funds was within the money market deposits which had a 154 basis point decline of their cost of funds, dropping from 2.93% for the six month period ended June 30, 2008 to 1.39% for the six month period ended June 30, 2009. Both certificates of deposit and money market accounts had an increase in average balances for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008 which partially offset the interest expense reduction resulting from lower interest rates.
Interest expense on borrowings (Federal Home Loan Bank of New York advances) declined $23,000, or 1.3% , to $1.700 million for the three months ended June 30, 2009 from $1.723 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, interest expense on borrowings increased $145,000 or 4.6%, to $3.3 million from $3.2 million for the six months ended June 30, 2008. This increase of interest expense was the result of higher average balances of borrowings for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008. This volume increase was partially offset by a decline of the cost to borrow funds,
Net Interest Income. Net interest income increased $158,000, or 1.8%, to $8.9 million for the three months ended June 30, 2009, from $8.8 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, net interest income increased $1.7 million, or 10.6% to $17.7 million from $16.0 million for the six months ended June 30, 2008.
We experienced an increase in our net interest rate spread of 15 basis points, to 3.24% for the three months ended June 30, 2009, from 3.09% for the three months ended June 30, 2008, and an increase in our net interest margin of 8 basis points, to 3.52% for the three months ended June 30, 2009, from 3.44% for the three months ended June 30, 2008. For the six months ended June 30, 2009, the net interest spread increased 20 basis points, to 3.25% from 3.05% for the six months ended June 30, 2008 and an increase in our net interest margin of 12 basis points, to 3.53% for the six months ended June 30, 2009, from 3.41% for the six months ended June 30, 2008. The increase in our net interest spread and net interest margin was a result of having more rate-sensitive liabilities than assets tied to short term interest rates, which declined during the period.
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
At June 30 2009, the Company’s allowance for loans losses increased to $12.1 million from $11.2 million at December 31, 2008, an increase of $841,000 or 7.5%. The allowance for loan loss ratio to gross loans increased to 1.49% at June 30, 2009, from 1.41% at December 31, 2008. The allowance for loan losses to non-performing loans coverage ratio declined to 40.7% at June 30, 2009, from 53.4% at December 31, 2008.
We recorded a provision for loan losses of $1.9 million for the three months ended June 30, 2009 compared to $558,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, the provision for loan losses was $2.6 million compared to $840,000 for the six months ended June 30, 2008. For the quarter ended June 30, 2009, net charge-offs were $1.7 million compared to $31,000 for the quarter ended June 30 2008. For the six months ended June 30, 2009, net charge-offs totaled $1.8 million compared to $44,000 for the six months ended June 30, 2008. The increase in the provision for losses over the prior year correlates to management’s analysis of non-performing loans.
Non-Interest Income. Non-interest income decreased $1.4 million, to a loss of $431,000 for the three months ended June 30, 2009, from $975,000 for the three months ended June 30, 2008. The decrease for the three month period ended June 30, 2009 resulted from the Company recognizing an other-than-temporary impairment charge to non-interest income on CDOs totaling $2.5 million and $226,000 in losses related to the sale of other real estate owned. These losses were partially offset by $600,000 of gains realized from the sale of investment securities and $460,000 from BOLI benefit proceeds.

For the six month period ended June 30, 2009 non-interest income declined $2.9 million. The decrease for the six month period ended June 30, 2009 resulted from the Company recognizing an other-than-temporary impairment charge to non-interest income on CDOs totaling $4.0 million and $255,000 in losses related to the sale of other real estate owned. These losses were partially offset by $600,000 of gains realized from the sale of investment securities and $460,000 from BOLI benefit proceeds.
Non-Interest Expense. Non-interest expense decreased $817,000, or 10.9%, to $6.7 million for the three months ended June 30, 2009 from $7.5 million for the three months ended June 30, 2008. This savings was realized from one time 2008 second quarter expenses incurred as a result of the acquisition of Boardwalk Bancorp. For the six months ended June 30, 2009, non-interest expense decreased $5.0 million, or 25.4%, to $14.7 million from $19.7 million. The 2008 year-to-date period included a $6.3 million previously reported expense related to the formation of The CapeBank Charitable Foundation and increased expenses directly related to the Boardwalk acquisition. The 2009 six month period ended June 30 did not include these charges but did include increased compensation expenses resulting from a $1.3 million expense related to the employment agreement of the Company’s former President and CEO, increased expense of $869,000 resulting from the Federal deposit insurance premium increases and special assessment, $375,000 related to a compensation pay-out to the current President and CEO, and a provision for losses on foreclosed real estate of $68,000. Advertising costs declined $183,000 during the current year-to-date period as a result of a higher level of advertising in the prior period related to the name change after the acquisition of Boardwalk Bank.
Income Tax Expense (Benefit). For the three months ended June 30, 2009 the income tax benefit was ($133,000), compared to tax expense of $370,000 for the three months ended June 30, 2008, a decrease of $503,000, or (135.9)%. The decrease was primarily due to a decrease in income before taxes. The effective tax rate was a benefit of 443.3% for the three months ended June 30, 2009 compared to 21.7% for the three months ended June 30, 2008. The change in the effective tax rate was a result of non-taxable income having a larger impact on the effective tax rate due to the $1.7 million decrease in income before taxes. The effective tax rate includes the impact of reversing the valuation allowance recorded in 2008 related to capital loss carry-forwards. Due to the realization of $600,000 in capital gains during the three months ended June 30, 2009, the Company determined that it was more-likely-than-not that it would be able to realize its deferred tax asset related to capital losses.
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

Management reviews the level of the allowance quarterly. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.
Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates.
Goodwill Impairment. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” and performs an impairment test at least annually or when circumstances indicate that an event has occurred during an interim period. The Company determined that such an event did not occur during the quarter ended June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. A significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Management Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, EVP/Chief Operating Officer, EVP/Chief Lending Officer, SVP/Chief Financial Officer, SVP of Residential Lending, and our Controller. The Interest Rate Risk Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial mortgage loans that generally tend to have shorter maturities or rate resets;
•	investing in shorter duration investment grade corporate securities, government agency debt and mortgage-backed securities;
•	originating adjustable-rate and short-term consumer loans;
•	selling our long-term residential mortgage loans to our correspondent banks;
•	utilizing both fixed term advances and an overnight line of credit with the Federal Home Loan Bank of New York;
•	utilizing low cost short-term brokered deposits as an alternative funding source; and
•	obtaining general financing through lower cost deposits.
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

The table below sets forth, as of June 30, 2009, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$38,888	$(982)	-2.46%
+100	39,419	(451)	-1.13%
0	39,870
-100	40,280	410	1.03%
-200	39,353	(517)	-1.30%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at June 30, 2009, in the event of a 100 basis point increase in interest rates, we would experience a $451 thousand decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $410 thousand increase in net interest income.
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
During the quarter ended June 30, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $501,000 for the six months ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

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

CAPE BANCORP, INC.
Date: August 7, 2009	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: August 7, 2009	/s/ Guy Hackney
Guy Hackney
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002