Form 10-Q
period 2009-09-30
Cape Bancorp, Inc.
filed 2009-11-09
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 6, 2009 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and September 30, 2008 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2008 and Nine Months Ended September 30, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	37

Part II. Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signature Page	40

Exhibit 31.1
Exhibit 31.2
Exhibit 32

Item 1. Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2009	2008
	(in thousands)
ASSETS
Cash & due from financial institutions	$9,876	$10,117
Federal funds sold	—	—

Cash and cash equivalents	9,876	10,117
Interest-earning deposits in other financial institutions	9,631	17,918
Investment securities available for sale, at fair value (amortized cost of $122,495 at September 30, 2009 and $123,831 at December 31, 2008)	111,513	114,655
Investment securities held to maturity (fair value of $46,913 at September 30, 2009 and $49,938 at December 31, 2008)	44,942	48,825
Loans held for sale	862	—
Loans, net of allowance of $13,778 at September 30, 2009 and $11,240 at December 31, 2008	789,622	783,869
Accrued interest receivable	4,732	4,736
Premises and equipment, net	26,619	27,342
Other real estate owned	508	798
Federal Home Loan Bank (FHLB) stock, at cost	8,904	11,602
Bank owned life insurance (BOLI)	26,938	26,446
Goodwill	22,575	22,575
Intangible assets, net	634	786
Assets held for sale	2,026	2,026
Other assets	7,857	19,040

Total assets	$1,067,239	$1,090,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$73,017	$63,258
Interest-bearing deposits	690,403	647,872
Borrowings	173,532	234,484
Advances from borrowers for taxes and insurance	563	585
Accrued interest payable	794	778
Other liabilities	4,249	3,033

Total liabilities	942,558	950,010

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued and outstanding 13,313,521 shares	133	133
Additional paid-in capital	126,733	126,801
Unearned ESOP shares	(9,913)	(10,232)
Accumulated other comprehensive (loss), net	(7,213)	(6,022)
Retained earnings	14,941	30,045

Total stockholders’ equity	124,681	140,725

Total liabilities & stockholders’ equity	$1,067,239	$1,090,735

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$11,667	$12,523	$35,068	$35,888
Interest and dividends on investments
Taxable	585	1,243	2,272	3,885
Tax-exempt	338	349	1,024	945
Interest on mortgage-backed securities	819	1,039	2,980	2,938

Total interest income	13,409	15,154	41,344	43,656

Interest expense:
Interest on deposits	2,823	4,286	9,808	13,639
Interest on borrowings	1,664	1,798	4,960	4,950

Total interest expense	4,487	6,084	14,768	18,589

Net interest income before provision for loan losses	8,922	9,070	26,576	25,067
Provision for loan losses	9,765	1,309	12,374	2,149

Net interest income (expense) after provision for loan losses	(843)	7,761	14,202	22,918

Non-interest income:
Service fees	775	898	2,278	2,389
Net gains on sale of loans	38	7	101	31
Net income from BOLI	256	263	768	753
Net rental income	86	83	258	258
Gain (loss) on sales of investment securities held for sale, net	595	—	1,195	2
Loss on disposal of other assets	—	(16)	—	(149)
Loss on sale of OREO	(122)	—	(377)	—
Other income	59	108	642	333
Gross other-than-temporary impairment losses	(3,103)	(2,213)	(7,071)	(2,414)
Less: Portion of loss recognized in other comprehensive income	2,304	—	2,230	—

Net other-than-temporary impairment losses	(799)	(2,213)	(4,841)	(2,414)

Total non-interest income	888	(870)	24	1,203

Non-interest expense:
Salaries and employee benefits	3,316	3,739	11,748	11,047
Occupancy and equipment	874	964	2,549	2,673
Federal insurance premiums	300	143	1,401	375
Data processing	323	322	903	1,048
Charitable Foundation contribution	—	—	—	6,256
Advertising	47	111	262	509
Telecommunications	226	211	633	670
Professional services	217	285	661	733
OREO expenses	92	—	197	—
Other operating	1,214	947	2,992	3,155

Total non-interest expense	6,609	6,722	21,346	26,466

Income (loss) before income taxes	(6,564)	169	(7,120)	(2,345)
Income tax expense (benefit)	12,571	(424)	12,011	(2,028)

Net income (loss)	$(19,135)	$593	$(19,131)	$(317)

Earnings (loss) per share (see Note 9):
Basic	$(1.55)	$0.05	$(1.55)	$(0.06)

Diluted	$(1.55)	$0.05	$(1.55)	$(0.06)

Weighted average number of shares outstanding:
Basic	12,317,638	12,273,615	12,307,455	12,278,695

Diluted	12,317,638	12,273,615	12,307,455	12,278,695

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2008 and nine months ended September 30, 2009
(unaudited)

					Accumulated
			Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
	(in thousands)

Balance, January 1, 2008	$—	$—	$—	$72,536	$293	$72,829

Net income (loss)	—	—	—	(42,491)	—	(42,491)

Net unrealized losses, net of reclassification adjustments and taxes	—	—	—	—	(6,315)	(6,315)

Total comprehensive income (loss)	—	—	—			(48,806)

Conversion from mutual to stock company and simultaneous acquisition of Boardwalk Bancorp	133	126,832	(10,658)	—	—	116,307

ESOP shares earned	—	(31)	426	—	—	395

Balance, December 31, 2008	133	126,801	(10,232)	30,045	(6,022)	140,725

Net income (loss)	—	—	—	(19,131)		(19,131)

Net unrealized income, net of reclassification adjustments and taxes	—	—	—	—	2,836	2,836

Total comprehensive income (loss)	—	—	—	—		(16,295)

Cumulative effect adjustment to reclassify non-credit component of previously recorded other-than-temporary impairment	—	—	—	4,027	(4,027)	—

ESOP shares earned	—	(68)	319	—	—	251

Balance, September 30, 2009	$133	$126,733	$(9,913)	$14,941	$(7,213)	$124,681

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(19,131)	$(317)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	12,374	2,149
Net gain on the sale of loans	(101)	(31)
Net loss on the sale of other real estate owned	377	—
Loss on impairment of securities	4,841	2,414
Net gain on sale of investments	(1,195)	(2)
Earnings on BOLI	(768)	(753)
Depreciation and amortization	1,380	728
ESOP compensation expense	251	297
Stock issuance for charitable contribution	—	5,474
Deferred income taxes	11,997	(3,064)
Changes in assets and liabilities that (used) provided cash:
Origination of loans held for sale	(9,165)	(1,400)
Proceeds from sale of loans	8,303	1,750
Accrued interest receivable	4	637
Other assets	(1,914)	2,111
Accrued interest payable	16	(62)
Other liabilities	1,216	(2,238)

Net cash provided by operating activities	8,485	7,693

Cash flows from investing activities
Proceeds from sales of AFS securities	31,708	—
Proceeds from calls, maturities, and principal repayments of HTM securities	6,768	5,416
Proceeds from calls, maturities, and principal repayments of AFS securities	62,503	50,473
Purchases of HTM securities	(2,998)	(5,956)
Purchases of AFS securities	(90,002)	(49,366)
Redemption (purchase) of Federal Home Loan Bank stock	2,698	(2,951)
Proceeds from sale of other real estate owned	1,503	—
Decrease in interest-earning deposits in other financial institutions	8,287	523
Increase in loans, net	(20,273)	(6,394)
Purchase of property and equipment, net	(416)	(1,094)
Acquisition of Boardwalk Bancorp	—	(46,839)

Net cash used in investing activities	(222)	(56,188)

Cash flows from financing activities
Net increase (decrease) in deposits	52,418	(56,075)
Increase (decrease) in advances from borrowers for taxes and insurance	(22)	56
Borrowings	45,000	96,775
Payments on borrowings	(105,900)	(31,458)
Net proceeds from stock issuance in conversion	—	39,823

Net cash provided by financing activities	(8,504)	49,121

Net increase (decrease) in cash and cash equivalents	(241)	626
Cash and cash equivalents at beginning of period	10,117	15,631

Cash and cash equivalents at end of period	$9,876	$16,257

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$14,752	$18,128
Income taxes, net of refunds	$3	$253
Supplementary disclosure of non-cash financing and investing activities:
Stock subscriptions applied to equity	$—	$21,500
Issuance of stock to charitable foundation	$—	$5,474
Issuance of stock for acquisition of Boardwalk Bancorp	$—	$49,461
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (US GAAP).
We have prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
The consolidated financial statements include the accounts of Cape Bancorp, Inc and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended September 30, 2009 and 2008, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through November 9, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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
When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security’s cost basis, must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more-likely-than-not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
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
The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance and estimated collateral values. In the opinion of management, the allowance is adequate to absorb probable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
Other Real Estate Owned: Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 7 years.
Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system, specifically the FHLB of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Bank Owned Life Insurance (BOLI): The Bank has an investment of bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB Accounting Standards Codification (ASC) Topic 325 “Investments in Insurance Contracts”, the amount recorded is the cash surrender value, which is the amount realizable.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. As of September 30, 2009 42,603 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax purposes are the allowance for loan losses, deferred compensation, deferred loan fees, charitable contribution carryforwards, depreciation and other-than-temporary impairment charges. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against net deferred tax assets when management has concluded that they are not more likely than not of being realized.
Beginning January 1, 2007, based on FASB guidance, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)

Three months ended September 30, 2009
Unrealized losses on securities
Unrealized holding gains arising during the period	$3,220	$(1,095)	$2,125
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(2,304)	783	(1,521)
Reclassification adjustment for securities losses realized in net income	204	(70)	134

Other comprehensive income, net	$1,120	$(382)	$738

Three months ended September 30, 2008
Unrealized losses on securities
Unrealized holding losses arising during the period	$(10,864)	$3,694	$(7,170)
Reclassification adjustment for net losses realized in net income	2,213	(753)	1,460

Other comprehensive loss, net	$(8,651)	$2,941	$(5,710)

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)

Nine months ended September 30, 2009
Unrealized losses on securities
Unrealized holding gains arising during the period	$2,881	$(980)	$1,901
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(2,230)	$758	$(1,472)
Reclassification adjustment for net losses realized in net income	3,646	(1,240)	2,406

Other comprehensive income, net	$4,297	$(1,461)	$2,836

Nine months ended September 30, 2008
Unrealized losses on securities
Unrealized holding losses arising during the period	$(19,743)	$6,772	$(12,970)
Reclassification adjustment for net losses realized in net income	2,412	(827)	1,585

Other comprehensive loss, net	$(17,331)	$5,945	$(11,386)

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
Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued guidance that establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of measuring fair value for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued guidance when determining the fair value of a financial asset when the market for that asset is not active. The impact of adoption was not material.
In February 2007, the FASB issued guidance that provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Bank on January 1, 2008. The Bank did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
In September 2006, the FASB issued guidance regarding the accounting for deferred compensation and postretirement benefit aspect of endorsement split-dollar life insurance arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participant’s employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This standard is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
Effect of Newly Issued Accounting Standards: In December 2007, the FASB issued guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This standard is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued guidance determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, and additional guidance for estimating fair value when the volume and level of market activity for the asset and liability have significantly decreased. This standard is effective for interim and annual periods ending after June 15, 2009. The impact of adoption was not material.
In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments, which modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security’s cost basis, must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more-likely-than-not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. This standard is effective for interim and annual periods ending after June 15, 2009. As a result of this standard the Company recorded a cumulative effect adjustment net of tax of $4.1 million to retained earnings for the non-credit portion of OTTI previously recognized as well as recognized a charge to earnings for credit losses incurred in the period of adoption.
In April 2009, the FASB issued guidance regarding the interim disclosures of fair value of financial instruments. This guidance amends previous literature and requires an entity to provide disclosures about fair value of financial instruments in interim financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009, and resulted in additional disclosure about the fair value of financial instruments in connection with the Company’s September 30, 2009 quarterly report on Form 10-Q, but did not have a material impact on its consolidated financial statements.

In April 2009, FASB issued guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which amends previous literature that provided guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance did not have a material impact on the Company’s consolidated financial statements as of September 30, 2009.
In May 2009, FASB established guidance regarding the accounting for and the disclosure of subsequent events, events that happen after the date of the balance sheet but before the release of the financial statements. This standard is effective for reporting periods that end after June 15, 2009. This standard did not have a material impact on the Corporation’s consolidated financial statements as of September 30, 2009. The Company evaluated subsequent events through November 6, 2009.
In June 2009, FASB issued guidance regarding the accounting for transfers of financial assets to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is specifically intended to address: (1) practices that have developed since previous guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities, that are not consistent with the original intent and key requirements of that guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This standard must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements.
In June 2009, FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of previous FASB guidance on the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept referenced in FASB guidance regarding accounting for transfers of financial assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This standard must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements.
In June 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” (FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles”). Upon adoption as of September 30, 2009, FASB ASC Topic 105 is the sole source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB. FASB ASC Topic 105 does not alter existing GAAP and its adoption as of September 30, 2009 had no impact on the Company’s consolidated financial position or results of operations.

NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale and held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2009
Investment securities held to maturity
Municipal bonds	$23,570	$1,190	$(13)	$24,747

Mortgage-backed securities
GNMA pass-through certificates	12	1	—	13
FHLMC pass-through certificates	1,483	40	—	1,523
FNMA pass-through certificates	9,716	475	—	10,191
Collateralized mortgage obligations	10,161	332	(54)	10,439

Total mortgage-backed securities	21,372	848	(54)	22,166

Total securities held to maturity	$44,942	$2,038	$(67)	$46,913

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$45,998	$200	$(4)	$46,194
Municipal bonds	11,110	321	(123)	11,308
Collateralized debt obligations	13,275	94	(11,778)	1,591
Corporate bonds	12,892	227	—	13,119

Total debt securities	83,275	842	(11,905)	72,212

Mortgage-backed securities
GNMA pass-through certificates	$693	$14	$—	$707
FHLMC pass-through certificates	4,343	132	(2)	4,473
FNMA pass-through certificates	18,193	593	(5)	18,781
Collateralized mortgage obligations	15,991	271	(922)	15,340

Total mortgage-backed securities	39,220	1,010	(929)	39,301

Total securities available for sale	$122,495	$1,852	$(12,834)	$111,513

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2008
Investment securities held to maturity
Municipal bonds	$24,582	$604	$(32)	$25,154

Mortgage-backed securities
GNMA pass-through certificates	17	1	—	18
FHLMC pass-through certificates	2,670	45	—	2,715
FNMA pass-through certificates	10,897	323	(17)	11,203
Collateralized mortgage obligations	9,922	199	(10)	10,111

Total mortgage-backed securities	23,506	568	(27)	24,047

Grantor Trust (money market fund)	737	—	—	737

Total securities held to maturity	$48,825	$1,172	$(59)	$49,938

Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$31,296	$480	$(10)	$31,766
Municipal bonds	11,024	26	(336)	10,714
Collateralized debt obligations	11,832	—	(8,799)	3,033
Corporate bonds	4,975	—	(197)	4,778

Total debt securities	59,127	506	(9,342)	50,291

Mortgage-backed securities
GNMA pass-through certificates	$773	$2	$(12)	$763
FHLMC pass-through certificates	20,449	352	(31)	20,770
FNMA pass-through certificates	33,465	472	(539)	33,398
Collateralized mortgage obligations	10,017	31	(615)	9,433

Total mortgage-backed securities	64,704	857	(1,197)	64,364

Total securities available for sale	$123,831	$1,363	$(10,539)	$114,655

The Company recognized an other-than-temporary impairment (OTTI) charge of $799,000 during the third quarter of 2009 related to 8 collateralized debt obligation (CDO) securities. On a year-to-date basis, an OTTI charge of $4.8 million has been recognized by the Company. There are a total of 24 securities in the Company’s CDO portfolio of which there are 9 as of September 30, 2009 for which OTTI has not been recorded. The OTTI impairment losses recognized in earnings were determined through the use of an expected cash flow model, consistent with the guidance from the Emerging Issues Task Force (EITF) regarding amendments to the impairment guidance in EITF guidance regarding recognition and presentation of other-than-temporary impairments. The most significant input to the expected cash flow model was the assumed default rate for each impaired pooled trust preferred security. The Company evaluates the financial metrics, such as capital ratios, non-performing asset ratios, delinquencies, and the allowance for loan losses ratios, of each individual financial institution issuer within the pool to estimate the expected default rate for each security. The weighted average default rate for those CDOs which were deemed to be other-than-temporarily impaired due to expected credit losses was approximately 20%.
Beginning with the quarter ending September 30, 2008 through March 31, 2009 the Company recorded OTTI charges for CDO securities of $16.0 million. Upon adoption of FSP guidance regarding recognition and presentation of other-than-temporary impairments, the Company determined that $6.2 million of those OTTI charges were non-credit related. As such, a $4.1 million (net of $2.1 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive loss was recorded as the cumulative effect impact of adopting the FSP guidance as of April 1, 2009.

The amortized cost and fair value of debt securities and mortgage-backed securities as of September 30, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(in thousands)

Due within one year or less	$5,993	$6,005	$1,919	$1,940
Due after one year but within five years	51,094	51,484	10,027	10,538
Due after five years but within ten years	2,222	2,244	11,126	11,755
Due after ten years	23,966	12,479	498	514
Mortgage-backed securities	39,220	39,301	21,372	22,166

Total investment securities	$122,495	$111,513	$44,942	$46,913

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Beginning balance of cumulative credit losses on CDO securities (1)	$(12,343)	$(9,840)
Additions for credit losses recorded during the second and third quarters of 2009 which were not previously recognized as components of earnings	(799)	(3,302)

Ending balance of cumulative credit losses on CDO securities, September 30, 2009	$(13,142)	$(13,142)

(1)
Amount represents the OTTI charges recorded beginning with the quarter ending September 30, 2008 through March 31, 2009 for CDO securities, net of the Company’s cumulative effect adjustment based upon FASB guidance regarding the recognition and presentation of other-than-temporary impairment, effective April 1, 2009.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

U.S. Government and agency obligations	$1,004	$(4)	$—	$—	$1,004	$(4)
Corporate and municipal bonds	—	—	4,288	(136)	4,288	(136)
Collateralized debt obligations	114	(3,551)	1,383	(8,227)	1,497	(11,778)
Mortgage-backed securities	7,398	(74)	2,987	(909)	10,385	(983)

	$8,516	$(3,629)	$8,658	$(9,272)	$17,174	$(12,901)

The majority of the $12.9 million unrealized loss as of September 30, 2009 in the table above is attributable to securities classified as available for sale. In addition, the unrealized loss is primarily comprised of CDO securities, which were discussed previously, and mortgage-backed securities (MBS). The unrealized loss in the MBS sector mainly consists of one security, a private label collateralized mortgage obligation. The monthly payments on this security are current, it is over-collateralized and it is protected by several subordinate classes.

Management evaluates investment securities to determine if they are other-than-temporarily impaired on at least a quarterly basis. The evaluation process applied to each security includes but is not limited to the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of FASB Accounting Standards Codification (ASC) Topic 325, “Investments Other”, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or would more-likely-than-not be required to sell an impaired debt security before a recovery of its amortized cost basis, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers when deemed appropriate. Based on that evaluation, the Company does not consider those investments with unrealized holding losses as of September 30, 2009 to be other-than-temporarily impaired.
NOTE 4 — LOANS RECEIVABLE
Loans receivable consists of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)

Commercial mortgage	$456,004	$411,809
Residential mortgage	242,375	226,963
Construction	32,110	54,187
Home equity loans and lines of credit	47,076	46,850
Commercial business loans	24,686	54,319
Other consumer loans	1,380	1,388

Loans receivable, gross	803,631	795,516

Less:
Allowance for loan losses	13,778	11,240
Deferred loan fees	231	407

Loans receivable, net	$789,622	$783,869

Activity in the allowance for loan losses is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Balance at beginning of period	$12,081	$8,708	$11,240	$4,121
Allowance from acquired entity	—	—	—	3,791
Provision charged to operations	9,765	1,309	12,374	2,149
Charge-offs	(8,077)	(75)	(10,246)	(132)
Recoveries	9	7	410	20

Balance at end of period	$13,778	$9,949	$13,778	$9,949

Individually impaired loans were as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

Period-end loans with no allocated allowance for loan losses	$30,877	$24,998
Period-end loans with allocated allowance for loan losses	5,453	—

Total	$36,330	$24,998

Amount of the allowance for loan losses allocated	$1,696	$—

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Average of impaired loans during the period	$31,682	$24,047	$29,512	$18,814
Interest income recognized during impairment	8	—	37	—
Cash basis interest income recognized	8	—	38	—
NOTE 5 — FAIR VALUE
FASB guidance requires a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

	Fair Value Measurements			Fair Value Measurements
	at September 30, 2009			at December 31, 2008
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Available for sale securities:
U.S. Government and agency obligations and municipal bonds	$57,502	$—	$—	$42,481	$—	$—
Corporate bonds and mortgage-backed securities	$—	$52,420	$—	$—	$69,141	$—
Collateralized debt obligations	$—	$—	$1,591	$—	$—	$3,033

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009. There were no level 3 assets measured at fair value for the nine months ended September 30, 2008:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
CDO Securities Available for Sale
(in thousands)

Beginning balance, January 1, 2009	$3,033
Accretion/amortization of discount or premium	183
Payments received	(2)
Increase in amortized cost(1)	6,103
Unrealized holding loss	(2,885)
Other-than-temporary impairment included in earnings	(4,841)

Ending balance, September 30, 2009	$1,591

(1)	Increase is due to FASB guidance regarding the recognition and presentation of other-than-temporary impairments.
Financial Assets and Liabilities Measured on a Non-Recurring Basis
Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at September 30, 2009			at December 31, 2008
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans	$—	$36,330	$—	$—	$24,998	$—
Non-Financial Assets and Liabilities Measured on a Non-Recurring Basis
Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at September 30, 2009
	Quoted
	Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Other real estate owned	$—	$—	$508
Goodwill	$—	$—	$22,575
Other Intangibles	$—	$—	$634

Other real estate owned properties are recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure. Fair market value is estimated by using professional real estate appraisals for like properties.
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

	At September 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$9,876	$9,876	$10,117	$10,117
Interest bearing deposits in other banks	9,631	9,631	17,918	17,918
Investment securities	156,455	158,426	163,480	164,593
Loans held for sale	862	862	—	—
Loans receivable	789,622	803,910	783,869	799,064
FHLB Stock	8,904	8,904	11,602	11,602
Accrued interest receivable	4,732	4,732	4,736	4,736

Liabilities
Savings deposits	$81,665	$81,665	$79,494	$79,494
NOW, checking and MMDA deposits	317,010	317,010	275,443	275,443
Certificates of deposit	364,745	369,212	356,193	360,717
Borrowings	173,532	170,479	234,484	232,090
Accrued interest payable	794	794	778	778
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
FHLB stock — Ownership in equity securities of FHLB of New York is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.
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
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED
Other real estate owned (OREO) totaled $508,000 at September 30, 2009 and $798,000 at December 31, 2008. OREO is presented net of an allowance for losses, if any. At September 30, 2009 and December 31, 2008 there was no valuation allowance on foreclosed real estate. At September 30, 2009, OREO was comprised of four properties: one commercial real estate property, one single family house, and two vacant lots. In July 2009, the Company sold two OREO properties with a carrying value of $1.082 million and recognized a loss of $122,000.
For the three and nine months ended September 30, 2009, net losses on sales of foreclosed real estate totaled $122,000 and $377,000, respectively. Net expenses applicable to other real estate owned were $92,000 for the three month period ending September 30, 2009 and $197,000 for the nine months ended September 30, 2009. Included in the nine month period expenses was a $68,000 provision for losses on foreclosed real estate and a write-down of the commercial business property in the third quarter 2009 totaling $84,000. There were no expenses related to real estate owned for the three month or nine month periods ended September 30, 2008.
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
Under the terms of the merger agreement, the shareholders of Boardwalk Bancorp received total merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. Based on the total elections made by Boardwalk Bancorp shareholders, Boardwalk Bancorp shareholders who properly elected to receive Cape Bancorp, Inc. common stock received 2.3 Cape Bancorp shares for each share of Boardwalk Bancorp common stock, and Boardwalk Bancorp shareholders who properly elected to receive cash received $23 in cash for each share of Boardwalk Bancorp common stock. The purchase price resulted in approximately $54.2 million in goodwill, and $1.0 million in core deposit and customer relationship intangible, none of which is deductible for tax purposes. The intangible asset(s) is amortized over 5-13 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. For the period ended December 31, 2008 the Bank recorded goodwill impairment in the amount of $31.8 million. Goodwill was evaluated for impairment by a contracted third party as of September 30, 2009 and it was determined that our stated value of goodwill was not impaired.
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

NOTE 7 — ACQUISITION OF BOARDWALK BANCORP (Continued)
Boardwalk Bancorp Inc.’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date. Pro forma condensed consolidated income statement for the nine months ended September 30, 2008 is shown as if the merger occurred as of January 1, 2008:

Nine months ended
September 30, 2008
(in thousands)

Interest and dividend income	$46,089
Interest expense	19,946

Net interest income	26,143
Provision for loan losses	2,149

Net interest income after provision for loan losses	23,994
Non-interest income	1,233
Non-interest expense	28,994

Income (loss) before income taxes	(3,767)
Income tax expense (benefit)	(2,235)

Net income (loss)	$(1,532)

Basic EPS	$(0.12)

Non-interest expense for the nine months ended September 30, 2008 included a $6.3 million expense ($3.8 million net of tax) for a contribution to The CapeBank Charitable Foundation established and funded in connection with the stock conversion.
NOTE 8 — DEPOSITS
Deposits are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

Savings accounts	$81,665	$79,494
NOW accounts and money market funds	243,993	212,185
Non-interest bearing checking	73,017	63,258
Certificates of deposit of less than $100,000	215,782	229,533
Certificates of deposit of $100,000 or more	148,963	126,660

Total deposits	$763,420	$711,130

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
The following is a reconciliation of the calculation of basic earnings per share for the three and nine month periods ended September 30, 2009, the three months ended September 30, 2008 and for the period January 31, 2008 through September 30, 2008. There are no potentially dilutive common shares at or for the periods ended September 30, 2009 or September 30, 2008.

	For the three months	For the three months
	ended September 30,	ended September 30,
	2009	2008
	(dollars in thousands, except share data)

Net income (loss) post conversion for earnings per share	$(19,135)	$593

Weighted average shares outstanding	12,317,638	12,273,615
Basic earnings per share	$(1.55)	$0.05

	For the nine months	For the eight months
	ended September 30,	ended September 30,
	2009	2008
	(dollars in thousands, except share data)

Net income (loss)	$(19,131)	$(317)
Less: Net income from January 1, 2008 to January 31, 2008	—	(402)

Net income (loss) post conversion for earnings per share	$(19,131)	$(719)

Weighted average shares outstanding	12,307,455	12,278,695
Basic earnings (loss) per share	$(1.55)	$(0.06)
NOTE 10 — INCOME TAXES
During the third quarter of 2009, the Company established a valuation allowance of $16.0 million against its deferred tax assets after concluding that it was “more likely than not” that the deferred tax asset would not be realized. A valuation allowance was not deemed necessary for the deferred tax asset related to the unrealized investment losses as the realization of this component of the deferred tax asset is not dependent on future taxable income. In evaluating the ability to recover our deferred tax assets, we consider all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. This determination was based largely on the negative evidence of a cumulative loss in the most recent three year period ended September 30, 2009, caused primarily by the significant loan loss provisions and OTTI charges made during recent periods. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. As a result we concluded that a full valuation allowance was required as of September 30, 2009. Our future income tax expense will be reduced to the extent of decreases in our valuation allowance.

The components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Other than temporary impairment	$4,433	$4,917
Allowance for loan losses	5,108	4,043
Charitable foundation contribution carryforward	2,476	2,527
Purchase accounting adjustments	1,746	1,660
Non-accrual loan interest income	1,860	1,013
Deferred compensation	642	667
Net operating losses	541	913
Net unrealized loss on available for sale securities	3,789	3,155
Capital loss carryforward	—	233
AMT credit carryforward	238	231
Other	364	156
Valuation allowance	(16,001)	(233)

	5,196	19,282

Deferred tax liabilities:
Depreciation	(860)	(837)
Deferred loan fees	(539)	(667)
Pension	—	(175)
Net unrealized gain on available for sale securities	—	—
Other	(8)	(356)

	(1,407)	(2,035)

Net deferred tax asset	$3,789	$17,247

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such statements are subject to certain risks and uncertainties including changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made. The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview
Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At September 30, 2009, the Company had total assets of $1.067 billion.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At September 30, 2009, our retail market area primarily included the area surrounding our 18 offices located in Cape May and Atlantic Counties, New Jersey.
Comparison of Financial Condition at September 30, 2009 and December 31, 2008
At September 30, 2009, the Company’s total assets decreased to $1.067 billion from $1.091 billion at December 31, 2008, a decrease of $23.5 million or 2.15%.
Cash and cash equivalents decreased $241,000, or 2.4%, to $9.9 million at September 30, 2009 from $10.1 million at December 31, 2008.
Interest-earning deposits in other financial institutions decreased to $9.6 million at September 30, 2009 from $17.9 million at December 31, 2008, a decrease of $8.3 million or 46.3%. During the period, these funds were used to invest in higher yielding assets.
Total net loans increased to $789.6 million at September 30, 2009 from $783.9 million at December 31, 2008, an increase of $5.7 million or 0.7%. Delinquent loans increased $3.8 million to $37.1 million or 4.6 % of total loans at September 30, 2009 from $33.3 million, or 4.2% of total loans at December 31, 2008. Total delinquent loans by portfolio at September 30, 2009 were $30.1 million of commercial loans, $5.5 million of mortgage loans and $1.5 million of consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days — $2.3 million; 60 to 89 days — $3.8 million; and 90 days and greater — $31.0 million.
At September 30, 2009, the Company had $34.5 million in non-performing loans or 4.29% of total gross loans, an increase from $21.1 million or 2.65% at December 31, 2008. Total non-performing loans by portfolio were $31.8 million of commercial loans, $2.4 million of residential loans and $195,000 of consumer loans. Additionally, the Company had $1.8 million of loans that were 90 days or more delinquent and still accruing (9 residential mortgage loans for $1.6 million and 1 consumer loan for $250,000). These loans are both well secured and in the process of collection. Of the commercial non-performing loans $4.8 million (17 loans or 15%) were secured by residential, duplex and multi-family related loans, $3.7 million (9 loans or 12%) were secured by land and building lot related loans, $1.3 million (5 loans or 4%) were secured by retail store related loans, $6.3 million (12 loans or 20%) were secured by restaurant related loans, $2.1 million (2 loans or 6%) were secured by marina related loans, $1.7 million (2 loans or 6%) were secured by auto dealership related loans, $2.9 million ( 6 loans or 9%) were secured by B&B and hotel related loans and $9.0 million (19 loans or 28%) were secured by commercial building and equipment related loans. The three largest relationships in this category of non-performing loans are $4.5 million, $2.8 million, and $2.4 million.

We believe we have appropriately charged-off or established adequate loss reserves on problem loans that we have identified. However, we believe that non-performing and delinquent loans may continue to increase as the current recession persists. We are aggressively managing all loan relationships, and where necessary, we will apply our loan work-out experience to protect our collateral position and actively negotiate with borrowers to resolve these non-performing loans.
Total investment securities decreased to $156.5 million at September 30, 2009 from $163.5 million at December 31, 2008, a decrease of $7.0 million or 4.3%. The investment portfolio is comprised primarily of securities classified as available-for-sale, which decreased to $111.5 million, or 71.3% of the portfolio at September 30, 2009 from $114.7 million, or 70.1% of the investment portfolio, at December 31, 2008. As discussed previously, interest earning deposits in other financial institutions were used to invest in higher yielding securities to maximize interest income. Conversely, during the nine month period ended September 30, 2009, the collateralized debt obligation portion of the investment portfolio declined in value by $1.4 million. At September 30, 2009, the cost basis of such securities was $13.3 million with a fair market value of $1.6 million. The market value of this sector of the investment portfolio has been adversely affected by the prolonged existence of an illiquid market as well as several securities which are currently deferring interest payments. For the three months and nine months ended September 30, 2009, the Company recognized OTTI charges of $799,000 and $4.8 million, respectively.
At September 30, 2009, the Bank’s total deposits increased to $763.4 million from $711.1 million at December 31, 2008, an increase of $52.3 million or 7.4%. Certificates of deposit increased $8.5 million, or 2.4%, to $364.7 million at September 30, 2009 from $356.2 million at December 31, 2008. NOW and money market accounts increased $31.8 million, or 15.0%, to $244.0 million at September 30, 2009 from $212.2 million at December 31, 2008. Savings accounts increased $2.2 million, or 2.7%, to $81.7 million at September 30, 2009 from $79.5 million at December 31, 2008. Non-interest bearing deposits increased $9.7 million, or 15.4%, to $73.0 million at September 30, 2009 from $63.3 million at December 31, 2008. Total non-certificate deposit balances increased $43.8 million, or 12.3%, to $398.7 million at September 30, 2009 from $354.9 million at December 31, 2008.
Borrowings decreased $61.0 million, or 26.0%, to $173.5 million at September 30, 2009 from $234.5 million at December 31, 2008. The decline in borrowings was partially attributable to the use of brokered deposits in the amount of $31.3 million as of September 30, 2009 as a less expensive alternative funding source. At September 30, 2009, the Company’s borrowings to assets ratio decreased to 16.3% from 21.5% at December 31, 2008. Borrowings to total liabilities decreased to 18.4% at September 30, 2009 from 24.7% at December 31, 2008.
At September 30, 2009, the Company’s total equity decreased to $124.7 million from $140.7 million at December 31, 2008, a decrease of $16.0 million, or 11.4%. The decrease in equity is attributable to the $19.1 million net loss partially offset by a decrease in accumulated other comprehensive loss, net of tax of $2.8 million. This change excludes the effect of the reclassification between retained earnings and accumulated other comprehensive income (loss), pursuant to the FASB guidance regarding the recognition and presentation of other-than-temporary impairment. Stockholders’ equity totaled $124.7 million or 11.68% of period end assets, and tangible equity totaled $101.5 million or 9.72% of period end tangible assets.

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

	For the Three Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$10,107	$61	2.36%	$7,689	$53	2.74%
Investments	184,235	1,681	3.57%	201,637	2,578	5.09%
Loans	809,878	11,667	5.72%	789,943	12,523	6.31%

Total interest-earning assets	1,004,220	13,409	5.30%	999,269	15,154	6.03%
Noninterest-earning assets	105,390			146,135
Allowance for loan losses	(12,259)			(8,855)

Total assets	$1,097,351			$1,136,549

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$111,591	105	0.37%	$109,780	296	1.07%
Savings accounts	81,138	91	0.44%	83,574	273	1.30%
Money market accounts	127,436	406	1.26%	126,621	782	2.46%
Certificates of deposit	370,273	2,221	2.38%	345,384	2,935	3.38%
Borrowings	181,785	1,664	3.63%	205,655	1,798	3.48%

Total interest-bearing liabilities	872,223	4,487	2.04%	871,014	6,084	2.78%
Noninterest-bearing deposits	73,492			75,890
Other liabilities	6,860			6,896

Total liabilities	952,575			953,800
Stockholders’ equity	144,776			182,749

Total liabilities & stockholders’ equity	$1,097,351			$1,136,549

Net interest income		$8,922			$9,070

Net interest spread			3.26%			3.25%
Net interest margin			3.52%			3.61%
Net interest income and margin (tax equivalent basis) (1)		$9,070	3.58%		$9,224	3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.13%			114.72%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $148,000, and $154,000 for the three month period ended September 30, 2009 and 2008, respectively. The average yield on investments increased to 3.94% from 3.57% for the three month period ended September 30, 2009 and increased to 5.41% from 5.09% for the three month period ended September 30, 2008.

	For the Nine Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$13,688	$186	1.79%	$9,029	$216	3.20%
Investments	188,259	6,090	4.27%	197,535	7,552	5.11%
Loans	806,676	35,068	5.81%	758,193	35,888	6.32%

Total interest-earning assets	1,008,623	41,344	5.48%	964,757	43,656	6.04%
Noninterest-earning assets	105,065			135,843
Allowance for loan losses	(12,063)			(7,960)

Total assets	$1,101,625			$1,092,640

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$106,610	308	0.39%	$105,894	822	1.04%
Savings accounts	80,231	295	0.49%	82,661	845	1.37%
Money market accounts	124,952	1,257	1.34%	119,309	2,462	2.76%
Certificates of deposit	377,598	7,948	2.81%	352,717	9,510	3.60%
Borrowings	193,914	4,960	3.42%	184,233	4,950	3.59%

Total interest-bearing liabilities	883,305	14,768	2.24%	844,814	18,589	2.94%
Noninterest-bearing deposits	68,321			68,922
Other liabilities	6,984			5,866

Total liabilities	958,610			919,602
Stockholders’ equity	143,015			173,038

Total liabilities & stockholders’ equity	$1,101,625			$1,092,640

Net interest income		$26,576			$25,067

Net interest spread			3.24%			3.10%
Net interest margin			3.52%			3.47%
Net interest income and margin (tax equivalent basis) (1)		$27,064	3.59%		$25,479	3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.19%			114.20%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $488,000, and $433,000 for the nine month period ended September 30, 2009 and 2008, respectively. The average yield on investments increased to 4.67% from 4.27% for the nine month period ended September 30, 2009 and increased to 5.52% from 5.11% for the nine month period ended September 30, 2008.

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

	For the Three Months Ended September 30, 2009
	Compared to September 30, 2008
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$15	$(7)	$8
Investments	(208)	(689)	(897)
Loans	310	(1,166)	(856)

Total interest income	117	(1,862)	(1,745)

Interest-Bearing Liabilities
Interest-bearing demand accounts	5	(196)	(191)
Savings accounts	(8)	(174)	(182)
Money market accounts	5	(381)	(376)
Certificates of deposit	200	(914)	(714)
Borrowings	(215)	81	(134)

Total interest expense	(13)	(1,584)	(1,597)

Total net interest income	$130	$(278)	$(148)

	For the Nine Months Ended September 30, 2009
	Compared to September 30, 2008
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$85	$(115)	$(30)
Investments	(348)	(1,114)	(1,462)
Loans	2,151	(2,971)	(820)

Total interest income	1,888	(4,200)	(2,312)

Interest-Bearing Liabilities
Interest-bearing demand accounts	6	(520)	(514)
Savings accounts	(24)	(526)	(550)
Money market accounts	110	(1,315)	(1,205)
Certificates of deposit	626	(2,188)	(1,562)
Borrowings	244	(234)	10

Total interest expense	962	(4,783)	(3,821)

Total net interest income	$926	$583	$1,509

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008
General. The three months ended September 30, 2009 reflected a net loss of $19.1 million compared to net income of $593,000 for the same period in 2008. The nine months ended September 30, 2009 reflected a net loss of $19.1 million compared to a net loss of $317,000 reported for the nine months ended September 30, 2008. The following is a recap of certain significant pre-tax income and expense events that occurred during the third quarter of 2009: gains on sales of investments of $595,000; loan loss provision of $9.8 million; an OTTI charge related to the CDO investment portfolio of $799,000. The nine months ended September 30, 2009 reflected an other-than-temporary impairment charge on CDOs totaling $4.8 million, loan loss provisions of $12.4 million, a $1.3 million charge related to payments made under the employment agreement of the Company’s former President and CEO, gains on sales of investments of $1.2 million, BOLI benefit proceeds of $460,000, and a $375,000 compensation pay-out to the current President and CEO. In addition, both the three and nine months ended September 30, 2009 included income tax expense of $12.6 million primarily related to the establishment of a $16.0 million valuation allowance related to the deferred tax asset. The net loss for the nine months ended September 30, 2008 resulted, in part, from the Company’s contribution of $3.8 million, net of taxes, to The CapeBank Charitable Foundation, approximately $785,000 of expenses, net of taxes, associated with the Bank’s name change and costs associated with the acquisition of Boardwalk Bank, and OTTI charges of $2.4 million on investment securities. These expenses were partially offset by a tax benefit of $2.0 million and increased net income resulting from the acquisition of Boardwalk Bank.
Interest Income. Interest income decreased $1.7 million, or 11.5%, to $13.4 million for the three months ended September 30, 2009, from $15.1 million for the three months ended September 30, 2008. This decrease is primarily the result of decreases in yields on the loan and investment portfolios. The average yield on the loan portfolio declined from 6.31% for the three months ended September 30, 2008 to 5.72% for the three months ended September 30, 2009. The decrease in the average yield reflected a lower interest rate environment and to a lesser extent an increase in non-performing loans from $22.3 million at September 30, 2008 to $36.3 million at September 30, 2009. Average loans for the three month period ended September 30, 2009 were $809.9 million compared to $789.9 million for the three month period ended September 30, 2008 an increase of $20.0 million, or 2.5%. The average yield on the investment portfolio declined from 5.09% for the three months ended September 30, 2008 to 3.57% for the three months ended September 30, 2009. The decline in the average yield was primarily a result of falling market interest rates which negatively impacted both the repricing of our adjustable rate MBS portfolio and U.S. Government and agency obligations where called securities were replaced at lower coupon rates as well as the charge-off of $157,000 in interest receivables related to three CDO securities which were fully written off. The average balance of investment securities decreased $17.4 million, or 8.6% to $184.2 million for the three months ended September 30, 2009, compared to $201.6 million for the three months ended September 30, 2008. This decrease is mainly attributed to the sale of $14.1 million of securities in June, 2009 and of $16.9 million in August, 2009.

For the nine months ended September 30, 2009, interest income decreased $2.3 million or 5.3% to $41.3 million from $43.6 million for the nine months ended September 30, 2008. This decrease is primarily the result of decreases in yields on the loan and investment portfolios. The yield on the loan portfolio declined from 6.32% for the nine months ended September 30, 2008 to 5.81% for the nine months ended September 30, 2009 while the yield on the investment portfolio declined from 5.11% to 4.27% over the same two periods. The same factors discussed above that contributed to the declines in the average yields for loans and investments for the three month comparison also impacted the decreases experienced from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. For the nine months ended September 30, 2009, average loans increased $48.5 million, or 6.4%, to $806.7 million from $758.2 million for the nine months ended September 30, 2008. The increase in average loans was partially from loan growth and partially from the nine months ended September 30, 2008 balance including only eight months of post-merger Boardwalk Bank loan balances. The average balance of investment securities for the nine month period ended September 30, 2009 was $188.3 million compared to $197.5 million for the nine month period ended September 30, 2008, a decrease of $9.2 million, or 4.7%.
Interest Expense. Interest expense decreased $1.6 million, or 26.2%, to $4.5 million for the three months ended September 30, 2009, from $6.1 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest expense declined $3.8 million, or 20.6%, to $14.8 million from $18.6 million for the nine months ended September 30, 2008.
Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $567,000, or 52.6%, to $511,000 for the three months ended September 30, 2009, from $1.1 million for the three months ended September 30, 2008, and interest expense on certificates of deposit decreased $714,000, or 24.3%, to $2.2 million for the three months ended September 30, 2009, from $2.9 million for the three months ended September 30, 2008. This decline of interest expense is primarily the result of a reduction in interest rates paid on all categories of interest bearing deposit accounts as general economic market conditions pushed interest rates down nationally. The most significant monetary impact regarding the decline of interest rates paid on deposits was within the certificates of deposit portfolio where the cost of these deposits declined from 3.38% for the three months ended September 30, 2008 to 2.38% for the three months ended September 30, 2009. The next most significant decline of cost of funds was within the money market deposits which had a 120 basis point decline of their cost of funds, dropping from 2.46% for the three month period ended September 30, 2008 to 1.26% for the three month period ended September 30, 2009. The slight change in the average balance of these interest bearing deposit accounts had little influence on the change of the interest expense related to these accounts.
Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $1.7 million, or 52.3%, to $1.6 million for the nine months ended September 30, 2009, from $3.3 million for the nine months ended September 30, 2008, and interest expense on certificates of deposit decreased $1.6 million, or 16.4%, to $9.5 million for the nine months ended September 30, 2009, from $7.9 million for the nine months ended September 30, 2008. This decline of interest expense is primarily the result of a reduction in interest rates paid on all categories of interest bearing deposit accounts as general economic market conditions pushed interest rates down nationally. The most significant impact of declining interest rates paid on deposits was within the certificate of deposits portfolio where the costs of these deposits declined from 3.60% for the nine months ended September 30, 2008 to 2.81% for the nine months ended September 30, 2009. The next most significant decline of cost of funds was within the money market deposits which had a 142 basis point decline of their cost of funds, dropping from 2.76% for the nine month period ended September 30, 2008 to 1.34% for the nine month period ended September 30, 2009. Both certificates of deposit and money market accounts had an increase in average balances for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 which partially offset the interest expense reduction resulting from lower interest rates.
Interest expense on borrowings (Federal Home Loan Bank of New York advances) declined $134,000 or 7.5%, to $1.7 million for the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest expense on borrowings increased $10,000, or 0.2%, to $4.960 million from $4.950 million for the nine months ended September 30, 2008. This increase of interest expense was the result of higher average balances of borrowings for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. This volume increase was partially offset by a decline of the cost to borrow funds.

Net Interest Income. Net interest income decreased $148,000, or 1.6%, to $8.9 million for the three months ended September 30, 2009, from $9.1 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, net interest income increased $1.5 million, or 6.0% to $26.6 million from $25.1 million for the nine months ended September 30, 2008.
We experienced an increase in our net interest rate spread of 1 basis point, to 3.26% for the three months ended September 30, 2009, from 3.25% for the three months ended September 30, 2008, and a decline in our net interest margin of 9 basis points, to 3.52% for the three months ended September 30, 2009, from 3.61% for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the net interest spread increased 14 basis points, to 3.24% from 3.10% for the nine months ended September 30, 2008, and an increase in our net interest margin of 5 basis points, to 3.52% for the nine months ended September 30, 2009, from 3.47% for the nine months ended September 30, 2008. The increase in our net interest spread and net interest margin was a result of having more rate-sensitive liabilities than assets tied to short term interest rates, which declined during the period.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
At September 30 2009, the Company’s allowance for loans losses increased to $13.8 million from $11.2 million at December 31, 2008, an increase of $2.6 million or 22.6%. The allowance for loan loss ratio to gross loans increased to 1.71% at September 30, 2009, from 1.41% at December 31, 2008. The allowance for loan losses to non-performing loans coverage ratio declined to 39.9% at September 30, 2009, from 53.4% at December 31, 2008.
We recorded a provision for loan losses of $9.8 million for the three months ended September 30, 2009 compared to $1.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the provision for loan losses was $12.4 million compared to $2.1 million for the nine months ended September 30, 2008. For the quarter ended September 30, 2009, net charge-offs were $8.1 million compared to $31,000 for the quarter ended September 30, 2008. A significant portion ($6.6 million) of the charge-offs for the quarter stem from two credit relationships. The first of these is a $9.8 million commercial relationship for which the Company is taking a $5.3 million charge, and the second relationship is a $2.1 million loan for which the Company is taking a $1.3 million charge prompted by the collapse of a state funded purchase of the real estate project. For the nine months ended September 30, 2009, net charge-offs totaled $9.8 million compared to $112,000 for the nine months ended September 30, 2008. The increase in the provision for losses over the prior year correlates to management’s analysis of non-performing loans. This analysis included a detailed review by management of the loan portfolios to ensure that all loans were properly classified regarding the need for a general or specific reserve.
Non-Interest Income. Non-interest income totaled $888,000 for the three months ended September 30, 2009, an increase of $1.76 million from a loss of $870,000 for the three months ended September 30, 2008. The increase for the three month period ended September 30, 2009 resulted from the Company recognizing an OTTI charge to non-interest income on CDOs totaling $799,000 for the three months ended September 30, 2009 compared to a similar charge of $2.2 million for the three months ended September 30, 2008. In addition, for the three months ended September 30, 2009, gains realized from the sale of investment securities totaled $595,000 and losses on OREO sales totaled $122,000.

For the nine month period ended September 30, 2009, non-interest income declined $1.2 million. The decrease for the nine month period ended September 30, 2009 resulted from the Company recognizing an OTTI charge to non-interest income on CDOs totaling $4.8 million compared to a similar charge for the nine months ended September 30, 2008 of $2.4 million. In addition, for the current nine month period losses related to the sale of OREO totaled $377,000 and gains realized from the sale of investment securities totaled $1.2 million.
Non-Interest Expense. Non-interest expense decreased $113,000, or 1.7%, to $6.6 million for the three months ended September 30, 2009 from $6.7 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, non-interest expense decreased $5.1 million, or 19.3%, to $21.4 million from $26.5 million. The 2008 year-to-date period included a $6.3 million previously reported expense related to the formation of The CapeBank Charitable Foundation and increased expenses directly related to the Boardwalk acquisition. The nine months ended September 30, 2009 did not include these charges but did include increased compensation expenses resulting from a $1.3 million expense related to payments made pursuant to the Company’s employment agreement with its former President and CEO, increased expense of $1.0 million resulting from the Federal deposit insurance premium increases and special assessment, $375,000 related to a compensation pay-out to the current President and CEO, expenses on foreclosed real estate of $197,000 and loan expenses totaling $570,000. Advertising costs declined $247,000 during the current year-to-date period as a result of a higher level of advertising in the prior period related to the name change after the acquisition of Boardwalk Bank.
Income Tax Expense (Benefit). For the three months ended September 30, 2009 income tax expense was $12.6 million, compared to a tax benefit of $424,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 income tax expense was $12.0 million compared to a tax benefit of $2.0 million for the nine months ended September 30, 2008. The change in both periods resulted from the tax expense associated with the recording of a deferred tax asset allowance, as previously discussed, after it was determined that it was “more likely than not” that the deferred tax asset would not be realized.
Liquidity
Liquidity is the ability to fund assets and meet obligations as they come due, and management believes that sources of liquidity are particularly important in the current weak economic environment. Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets as well as utilize the Federal Reserve Bank Discount Window. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.
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
Capital
Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009 and December 31, 2008, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements”.

All of the Bank’s regulatory capital ratios declined during the nine month period from December 31, 2008 to September 30, 2009. The primary reason for this decline was the decrease in Tier I capital as a result of the recorded third quarter net loss of $19.1 million.

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

September 30, 2009
Risk based capital ratios:
Tier I	$96,948	10.89%	$35,610	4.00%	$53,415	6.00%
Total capital	$108,113	12.14%	$71,244	8.00%	$89,055	10.00%
Leverage ratio	$96,948	9.03%	$42,945	4.00%	$53,681	5.00%

December 31, 2008
Risk based capital ratios:
Tier I	$108,922	13.00%	$33,514	4.00%	$50,272	6.00%
Total capital	$119,403	14.25%	$67,033	8.00%	$83,792	10.00%
Leverage ratio	$108,922	9.87%	$44,143	4.00%	$55,178	5.00%
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
In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions, external factors such as competition, legal and regulatory, lending staff as it relates to changes in experience, ability and depth of lending management, changes in loan policies, changes in volume of the loan portfolios, changes in terms of loans, changes in the loan review system and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. Economic factors are incorporated by considering the national and local economies and the deterioration these economies have had on specific sectors (hospitality, restaurant, retail stores etc) of our loan portfolios. All of these estimates are susceptible to significant change. Groups of homogeneous loans are evaluated in the aggregate under FASB guidance regarding accounting for contingencies using the factors previously discussed. These groups are as follows: Construction Loans, both commercial and residential, Commercial Loans secured by real estate, Commercial Loans secured by other than real estate ie; accounts receivable, business equipment, inventory and other business assets, Commercial Lines of Credit secured by real estate accounts receivable, business equipment, inventory and other business assets, Commercial Unsecured Loans, Home Equity Loans both fixed term and lines of credit, Consumer Loans including account secured loans, auto, personal and overdrawn account balances, and Residential Mortgage Loans. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, commercial business loans, and construction loans are evaluated individually for impairment in accordance with FASB guidance regarding accounting by creditors for impairment of a loan and income recognition and disclosures. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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
Goodwill Impairment. The Company follows the FASB guidance regarding goodwill and other intangibles, and performs an impairment test at least annually or when circumstances indicate that an event has occurred during an interim period. Goodwill was evaluated for impairment by a contracted third party as of September 30, 2009 and it was determined that our stated value of goodwill was not impaired.
Income Taxes. The Company maintains significant net deferred tax assets for deductible temporary differences. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts for future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.
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
Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100 or 200 basis points or decrease of 100 or 200 basis points.
The table below sets forth, as of September 30, 2009, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (Decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$39,617	$(1,106)	-2.72%
+100	40,241	(482)	-1.18%
0	40,723
-100	40,478	(245)	-0.60%
-200	39,454	(1,269)	-3.12%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at September 30, 2009, in the event of a 100 basis point increase in interest rates, we would experience a $482,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $245,000 decrease in net interest income.
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
During the quarter ended September 30, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
The FDIC Has Proposed a Rule That Would Require Us to Prepay Insurance Premiums
On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, and the assessment rate for 2011 and 2012 would be equal to the third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $4.7 million. We expect that we will be able to make the prepayment from available cash on hand.
A Legislative Proposal Has Been Introduced That Would Eliminate Cape Bancorp., Inc.’s Primary Federal Regulator And Subject Cape Bancorp To Be Treated as a Bank Holding Company Regulated By The Federal Reserve Board
The House Financial Services Committee has released a draft of proposed restructuring legislation that would implement sweeping changes to the current bank regulatory structure. The proposed legislation, developed in conjunction with the U.S. Treasury Department, would establish a Financial Services Oversight Council and merge Cape Bancorp, Inc.’s primary regulator, the Office of Thrift Supervision, into the Office of the Comptroller of the Currency, the primary federal regulator for national banks. The proposal, if adopted, also would subject Cape Bancorp, Inc. to be regulated as a bank holding company, which would include being subject to the Federal Reserve Board’s consolidated capital requirements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

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

CAPE BANCORP, INC.
Date: November 9, 2009	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: November 9, 2009	/s/ Guy Hackney
Guy Hackney
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of Cape Bancorp, Inc. *

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. * *

4	Form of Common Stock Certificate of Cape Bancorp, Inc. *

10.1	Form of Employee Stock Ownership Plan *

10.2	Form of Change in Control Agreement *

10.3	Amended and Restated Phantom Incentive Stock Option Plan *

10.4	Amended and Restated Phantom Restricted Stock Plan *

10.5	Form of Director Retirement Plan *

10.6	Benefit Equalization Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-146178).

**	Filed as an exhibit to the Company’s Current Report Form 8-K with the Securities and Exchange Commission on July 18, 2008.