Form 10-K
period 2009-12-31
Cape Bancorp, Inc.
filed 2010-03-16
CIK 1411303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of March 16, 2010, there were issued and outstanding 13,313,521 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, was $114,896,000.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Proxy Statement for the 2010 Annual Meeting of Shareholders (Part III).

PART I

ITEM 1.	BUSINESS
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
Cape Bancorp, Inc.
Cape Bancorp is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank in connection with Cape Bank’s mutual-to-stock conversion, Cape Bancorp’s initial public offering and simultaneous acquisition of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank. These transactions were consummated on January 31, 2008. As a result of these transactions, Boardwalk Bancorp was merged with and into Cape Bancorp and Boardwalk Bank was merged with and into Cape Bank. As of January 31, 2008, Cape Savings Bank changed its name to Cape Bank. At December 31, 2009, 2008 and 2007 the Company had total assets of $1.073 billion, $1.091 billion and $634 million respectively. For the twelve months ended December 31, 2009, 2008 and 2007, the Company had total revenues of $55.5 million, $47.3 million and $40.6 million, respectively. For the twelve months ended December 31, 2009, 2008 and 2007, the Company had net (loss)/income of ($17.9) million, ($42.5) million and $3.4 million, respectively.
In the offering, Cape Bancorp sold 7,820,000 shares of its common stock at $10.00 per share to Cape Bank’s depositors, Cape Bank’s tax qualified employee benefit plans and the general public in subscription, community and syndicated offerings. The Company also issued 547,400 shares of its common stock and contributed $782,000 in cash to The CapeBank Charitable Foundation.
In the acquisition of Boardwalk Bancorp, Cape Bancorp issued merger consideration of approximately $99.0 million, consisting of 4,946,121 shares of Cape Bancorp common stock and approximately $49.5 million in cash. As a result of the transactions, Cape Bancorp has 13,313,521 issued and outstanding shares of common stock. The stockholders of Boardwalk Bancorp and the depositors of Cape Saving Bank, the mutual savings bank predecessor of Cape Bank, in connection with the mutual-to-stock conversion and simultaneous acquisition of Boardwalk Bank, approved the merger by the requisite vote required by state law and federal law.
With the acquisition of Boardwalk Bank, Cape Bank operates 18 full service branches in Cape May and Atlantic Counties, New Jersey.
Cape Bancorp’s principal asset is its ownership of 100% of the outstanding common stock of Cape Bank, a New Jersey chartered savings bank. At December 31, 2009, Cape Bancorp had $1.073 billion in total assets, $736.6 million in deposits and $126.5 million in stockholders’ equity.
The Company’s executive offices are located at 225 North Main Street, Cape May Court House, New Jersey 08210, and the telephone number is (609) 465-5600.

Cape Bank
General
Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office and 17 branch offices located in Atlantic and Cape May counties, New Jersey. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At December 31, 2009, 92.0% of our loan portfolio was secured by real estate and over 62% of our portfolio were commercial related loans. We also maintain an investment portfolio. At December 31, 2009, Cape Bank had total assets of $1.073 billion, deposits of $736.6 million and total stockholder’s equity of $126.5 million.
We offer banking services to individuals and businesses predominantly located in our primary market area which, as of December 31, 2009, consisted of Cape May and Atlantic Counties, New Jersey. The acquisition of Boardwalk Bank on January 31, 2008 expanded our market presence in Atlantic County, New Jersey. Cape Bank conducts business from its main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and its 17 branch offices located in Cape May and Atlantic Counties, New Jersey. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued weakness in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity. Nonperforming loans as a percentage of total loans increased from 2.65% at December 31, 2008 to 4.14% at December 31, 2009. Loan charge-offs increased from $5.7 million during 2008 to $11.7 million during 2009. In addition, classified assets, including other real estate owned, as a percentage of total assets increased from 2.00% at December 31, 2008 to 3.55% at December 31, 2009. Notwithstanding the significant deterioration in our loan and investment portfolios, loan demand has remained moderate. In 2009 we experienced growth in our loan portfolios, and in our loan originations. Our loan originations increased from $199.5 million in 2008 to $249.4 million in 2009, while our total loan portfolio increased from $795.1 million at December 31, 2008 to $802.8 million at December 31, 2009. Additionally we have experienced growth in deposits as total deposits increased from $711.1 million at December 31, 2008 to $736.6 million at December 31, 2009. This is discussed in more detail the Lending Activities and Non-Performing Asset section of this report. Accordingly, we believe our existing prudent loan underwriting practices are appropriate in the current market environment. Accordingly, we believe that current practices adequately address the economic conditions and the local credit needs.
Our website address is www.capebanknj.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K. Our website contains a direct link to our filings with the Securities and Exchange Commission, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these filings, if any. Copies may also be obtained, without charge, by written request to Investor Relations, 225 Main Street, Cape May Court House, New Jersey 08210. The telephone number at our main office is (609) 465-5600.
Market Area
Our market area consists of Cape May and Atlantic Counties, which includes communities along the barrier islands of the New Jersey shore and the mainland areas. While the economies along the New Jersey shore are more seasonal in nature, the mainland areas are comprised of year-round communities. The economy of our market area is dominated by the gaming industry, a variety of service businesses, vacation-related businesses concentrated along the coastal areas and, to a lesser degree, commercial fishing and agriculture. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry, and is an important regional economic hub. The severe national and local economic recession that began in late 2007 has had a significant negative impact on our market area. Unemployment has risen steadily each year for the past three years and as of November 2009 was at 13.0% for Atlantic County and 14.6% for Cape May County. Atlantic County had unemployment rates of 9.5% at December 31, 2008 and 6.1% at December 31, 2007, and Cape May County had unemployment rates of 11.9% at December 31, 2008 and 9.05% at December 31, 2007. Both residential and commercial real estate values have declined during this recession. Residential real estate values have decreased by approximately 13.3% within our market area during the past three years. Additionally, the number of residential building permits issued has declined. However, based on recent real estate transactions in our market area management believes that home and commercial property values may be stabilizing. The gaming industry has also been adversely affected by the recession. While we do not have loans outstanding to this industry, the employment or businesses of many of our customers are affected by the gaming industry, and weakness in this industry has adversely affected other sectors of the local community. We believe the success of the gaming industry within our market is important to our success, but neither our market area nor Cape Bank is solely dependent on this industry. Notwithstanding the recession, the year-round residency has increased in both Cape May and Atlantic Counties from 2008 to 2009. Median household income has remained relatively stable in each county for the past three years, and was $56,000 for Atlantic County and $54,400 for Cape May County during 2009. For the State of New Jersey, median household income during 2009 was $72,800.

Competition
We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Bank and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data are available from the Federal Deposit Insurance Corporation, we held approximately 13.7% of the deposits in Cape May County, which was the 2nd largest market share out of the 14 financial institutions with offices in Cape May County, and we held approximately 8.8% of the deposits in Atlantic County, which was the 5th largest market share of the 16 financial institutions with offices in Atlantic County. On a combined market basis we held approximately 10.6% of the deposits which was the 3rd largest market share of 21 financial institutions.
Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Our two county market area has in excess of 88 competitors offering real estate lending products. Data is not available to determine our competitive position among this group. Competition for deposits and the origination of loans could limit our growth in the future.
Lending Activities
We offer a variety of loans, including commercial mortgages, commercial loans, residential mortgage loans, home equity loans and lines of credit, and construction loans. Our commercial mortgage loan portfolio at December 31, 2009, comprised 51.3% of our total loan portfolio, which was greater than any other loan category.
In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial mortgage and commercial business loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$412,475	51.3%	$411,809	51.8%	$199,777	43.0%	$183,091	40.6%	$157,128	37.9%
Residential mortgage	244,897	30.5%	226,963	28.5%	175,809	37.8%	183,692	40.7%	179,373	43.2%
Construction	28,839	3.6%	54,187	6.8%	38,554	8.3%	38,669	8.6%	32,917	7.9%
Home equity loans and lines of credit	52,806	6.6%	46,850	5.9%	37,308	8.0%	36,998	8.2%	36,472	8.8%
Commercial business loans	62,685	7.8%	54,319	6.8%	12,018	2.6%	7,773	1.7%	8,096	2.0%
Other consumer loans	1,284	0.2%	1,388	0.2%	1,257	0.3%	919	0.2%	798	0.2%

Total loans	$802,986	100.0%	$795,516	100.0%	$464,723	100.0%	$451,142	100.0%	$414,784	100.0%

Less:
Allowance for loan losses	13,311		11,240		4,121		4,009		3,792
Deferred loan fees, net	202		407		666		755		960

Total loans, net	$789,473		$783,869		$459,936		$446,378		$410,032

Loan Portfolio Maturities and Yields. The following tables summarize the scheduled maturities of our loan portfolio at December 31, 2009 and December 31, 2008. Demand loans, loans having no stated repayment schedule at maturity and overdraft loans are reported as being due in one year or less. Maturities are based on final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial		Residential				Home Equity Loans
	Mortgage Loans		Mortgage Loans		Construction Loans		and Lines of Credit
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
At December 31, 2009	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2010	$12,934	6.35%	$436	5.89%	$16,593	5.40%	$1,757	4.59%
2011	784	5.21%	157	7.72%	98	6.00%	682	6.66%
2012	8,801	6.14%	967	5.65%	783	5.96%	407	6.80%
2013 to 2014	2,016	6.09%	2,987	5.61%	308	6.50%	3,577	5.88%
2015 to 2019	7,230	6.81%	25,015	5.43%	172	6.91%	10,902	5.47%
2020 to 2024	32,543	6.70%	43,504	5.22%	844	6.06%	31,126	5.54%
2025 to 2027	39,744	7.12%	5,209	6.32%	3,185	6.77%	2,613	4.71%
2028 to 2030	46,648	6.44%	27,902	5.26%	533	6.43%	568	6.12%
2031 to 2032	55,406	7.21%	3,633	6.60%	2,040	7.55%	306	7.92%
2033 to 2034	48,907	6.22%	30,753	5.51%	652	6.90%	755	8.14%
2035 to 2037	47,204	7.43%	43,983	5.92%	84	5.88%	—	—
2038 and beyond	110,258	6.18%	60,351	5.93%	3,547	6.01%	113	6.50%

Total	$412,475	6.64%	$244,897	5.64%	$28,839	5.89%	$52,806	5.56%

	Commercial		Other Consumer
	Business Loans		Loans (1)		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2010	$49,726	5.24%	$63	5.26%	$81,509	5.44%
2011	2,290	4.97%	30	10.95%	4,041	5.48%
2012	799	8.45%	56	11.52%	11,813	6.29%
2013 to 2014	3,857	6.47%	27	13.67%	12,772	6.06%
2015 to 2019	4,157	6.83%	—	—	47,476	5.78%
2020 to 2024	974	6.08%	1,108	4.87%	110,099	5.76%
2025 to 2027	65	7.00%	—	—	50,816	6.89%
2028 to 2030	—	—	—	—	75,651	6.00%
2031 to 2032	354	7.75%	—	—	61,739	7.19%
2033 to 2034	463	4.25%	—	—	81,530	5.96%
2035 to 2037	—	—	—	—	91,271	6.70%
2038 and beyond	—	—	—	—	174,269	6.09%

Total	$62,685	5.47%	$1,284	5.51%	$802,986	6.14%

(1)	Includes overdrawn DDA accounts.

	Commercial		Residential		Construction		Home Equity Loans
	Mortgage Loans		Mortgage Loans		Loans		and Lines of Credit
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
At December 31, 2008	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2009	$18,196	4.38%	$676	7.56%	$47,077	5.14%	$768	4.73%
2010	3,020	5.64%	11	7.68%	4,650	3.77%	422	6.59%
2011	1,102	3.99%	220	7.60%	—	—	516	6.71%
2012 to 2013	12,282	6.19%	4,694	5.42%	1,296	6.50%	2,830	6.30%
2014 to 2018	11,086	6.41%	28,099	5.61%	—	—	8,817	6.06%
2019 to 2023	29,977	7.12%	30,515	5.80%	—	—	29,789	6.03%
2024 to 2026	45,510	7.03%	5,065	6.68%	—	—	2,213	4.24%
2027 to 2029	41,530	6.61%	4,492	6.90%	—	—	1,179	4.69%
2030 to 2031	52,271	7.03%	2,526	7.15%	310	7.75%	—	—
2032 to 2033	70,453	6.90%	21,272	5.94%	—	—	—	—
2034 to 2036	45,766	6.89%	67,719	6.00%	86	5.88%	—	—
2037 and beyond	80,616	6.49%	61,674	6.22%	768	6.00%	316	7.50%

Total	$411,809	6.67%	$226,963	6.02%	$54,187	5.08%	$46,850	5.93%

	Commercial		Other Consumer
	Business Loans		Loans (1)		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2009	$36,044	4.77%	$158	1.54%	$102,919	4.88%
2010	1,518	4.98%	64	11.60%	9,685	4.72%
2011	2,702	6.63%	40	10.82%	4,580	6.09%
2012 to 2013	3,879	6.38%	57	10.93%	25,038	6.12%
2014 to 2018	7,914	6.72%	—	—	55,916	6.00%
2019 to 2023	1,107	7.42%	—	—	91,388	6.33%
2024 to 2026	—	—	1,069	6.17%	53,857	6.87%
2027 to 2029	762	6.59%	—	—	47,963	6.59%
2030 to 2031	—	—	—	—	55,107	7.04%
2032 to 2033	393	5.75%	—	—	92,118	6.67%
2034 to 2036	—	—	—	—	113,571	6.36%
2037 and beyond	—	—	—	—	143,374	6.37%

Total	$54,319	5.35%	$1,388	6.22%	$795,516	6.24%

(1)	Includes overdrawn DDA accounts.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2009 and December 31, 2008 that are contractually due within one year and after one year.

	At December 31, 2009
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$6,999	$13,764	$20,763	$5,935	$385,777	$391,712	$412,475
Residential mortgage	433	201,057	201,490	3	43,404	43,407	244,897
Construction	6,009	12,069	18,078	10,584	177	10,761	28,839
Home equity loans and lines of credit	235	30,303	30,538	1,522	20,746	22,268	52,806
Commercial business loans	5,048	10,307	15,355	44,678	2,652	47,330	62,685
Other consumer loans	51	105	156	12	1,116	1,128	1,284

Total	$18,775	$267,605	$286,380	$62,734	$453,872	$516,606	$802,986

	At December 31, 2008
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$3,949	$16,969	$20,918	$14,247	$376,644	$390,891	$411,809
Residential mortgage	676	176,225	176,901	—	50,062	50,062	226,963
Construction	19,072	2,044	21,116	28,005	5,066	33,071	54,187
Home equity loans and lines of credit	574	29,170	29,744	194	16,912	17,106	46,850
Commercial business loans	8,098	14,768	22,866	27,946	3,507	31,453	54,319
Other consumer loans	157	134	291	1	1,096	1,097	1,388

Total	$32,526	$239,310	$271,836	$70,393	$453,287	$523,680	$795,516

The following table sets forth fixed and adjustable rate loans at December 31, 2009 and at December 31, 2008 as a percentage of the total loan portfolio.

	Percentage of Total Loan Portfolio
	At December 31, 2009
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$20,763	2.6%	$391,712	48.7%	$412,475
Residential mortgage	201,490	25.1%	43,407	5.4%	244,897
Construction	18,078	2.3%	10,761	1.3%	28,839
Home equity loans and lines of credit	30,538	3.8%	22,268	2.8%	52,806
Commercial business loans	15,355	1.9%	47,330	5.9%	62,685
Other consumer loans	156	—	1,128	0.2%	1,284

Total	$286,380	35.7%	$516,606	64.3%	$802,986

	Percentage of Total Loan Portfolio
	At December 31, 2008
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$20,918	2.7%	$390,891	49.1%	$411,809
Residential mortgage	176,901	22.2%	50,062	6.3%	226,963
Construction	21,116	2.7%	33,071	4.1%	54,187
Home equity loans and lines of credit	29,744	3.7%	17,106	2.2%	46,850
Commercial business loans	22,866	2.9%	31,453	3.9%	54,319
Other consumer loans	291	—	1,097	0.2%	1,388

Total	$271,836	34.2%	$523,680	65.8%	$795,516

The Bank’s fixed rate loans increased as a percentage of total loans to 35.7% in 2009 from 34.2% in 2008. This increase in fixed rate loans resulted from the predominately fixed rate residential loan portfolio increasing at a faster rate than the predominately adjustable rate commercial loan portfolio. Having a larger percentage of the loan portfolio in adjustable rate loans helps us better manage interest rate risk. During the past two years while market interest rates fell to historically low levels, we were able to maintain a net interest margin of 3.54% and 3.48% for 2009 and 2008, respectively. This resulted from the decrease in the yield on our interest earning assets being more than offset by the decrease in the cost of our interest-bearing liabilities. Based on our interest rate risk modeling, when market interest rates rise our net interest income will be negatively affected based on the assumptions used in our analysis located in the section within this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Management of Market Risk.”

The following table sets forth fixed and adjustable rate loans at December 31, 2009 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	At December 31, 2009
	Fixed Rate
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$16,542	2.1%	$1,725	0.2%	$2,496	0.3%	$20,763
Residential mortgage	27,958	3.5%	74,436	9.3%	99,096	12.3%	201,490
Construction	7,272	0.9%	4,484	0.6%	6,322	0.8%	18,078
Home equity loans and lines of credit	11,662	1.5%	17,501	2.1%	1,375	0.3%	30,538
Commercial business loans	14,026	1.7%	974	0.1%	355	0.0%	15,355
Other consumer loans	156	0.0%	—	0.0%	—	0.0%	156

Total loans	$77,616	9.7%	$99,120	12.3%	$109,644	13.7%	$286,380

	At December 31, 2009
	Adjustable Rate
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$15,223	1.8%	$96,439	12.0%	$280,050	34.9%	$391,712
Residential mortgage	1,604	0.2%	1,279	0.2%	40,524	5.0%	43,407
Construction	10,682	1.3%	79	0.0%	—	0.0%	10,761
Home equity loans and lines of credit	5,663	0.7%	16,605	2.1%	—	0.0%	22,268
Commercial business loans	46,803	5.9%	65	0.0%	462	0.1%	47,330
Other consumer loans	20	0.0%	25	0.0%	1,083	0.2%	1,128

Total loans	$79,995	9.9%	$114,492	14.3%	$322,119	40.2%	$516,606

	At December 31, 2009
	Total Loans
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$31,765	3.9%	$98,164	12.2%	$282,546	35.2%	$412,475
Residential mortgage	29,562	3.7%	75,715	9.4%	139,620	17.4%	244,897
Construction	17,954	2.2%	4,563	0.6%	6,322	0.8%	28,839
Home equity loans and lines of credit	17,325	2.2%	34,106	4.2%	1,375	0.2%	52,806
Commercial business loans	60,829	7.6%	1,039	0.1%	817	0.1%	62,685
Other consumer loans	176	0.0%	25	0.0%	1,083	0.1%	1,284

Total loans	$157,611	19.6%	$213,612	26.6%	$431,763	53.8%	$802,986

Fixed rate long-term loans present interest rate risk to the Bank and will constrain net income in a rising interest rate environment. The magnitude of this long-term risk associated with fixed rate long-term loans is factored into our Management of Market Risk analysis. The Bank’s Cumulative Gap Analysis with assumptions results in the Bank being liability sensitive out to 15 years.
The following table indicates our commercial loan portfolio concentrations as of December 31, 2009:
Commercial Loan Concentration
December 31, 2009

Hotels, Motels and Bed & Breakfast (non-casino)	20.2%
Full Service Restaurants	10.4%
Real Estate and Rental and Leasing	20.2%
Construction/Land Development	9.5%
Retail Trade	12.3%
Arts, Entertainment and Recreation	7.9%
Health Care and Social Assistance	6.4%
Other Services (except Public Administration)	5.5%
Professional, Scientific and Technical Services	2.5%
Agriculture, Forestry, Fishing and Hunting	2.1%
Transportation and Warehousing	1.6%
Wholesale Trade	1.4%

100.0%

Commercial Mortgage Loans. At December 31, 2009, commercial mortgage loans totaled $412.5 million, or 51.3% of our total loan portfolio, which was greater than any other loan category, including one-to-four family residential mortgage loans. The commercial mortgage loan category includes multi-family residential loans.
We offer commercial mortgage loans secured by real estate primarily with interest rates that adjust every three to five years. We originate a variety of commercial mortgage loans generally for terms of up to 30 years and payments based on an amortization schedule of up to 30 years. These loans are typically based on the U.S. Treasury rate and adjust every three to five years. Commercial mortgage loans also are originated for the acquisition and development of land. Commercial mortgage loans for the acquisition and development of land are typically based upon the prime interest rate as published in The Wall Street Journal. Commercial mortgage loans for developed real estate are originated with loan-to-value ratios of up to 75%, while loans for only the acquisition of land are originated with a maximum loan to value ratio of 50%. The loan-to-value ratio is defined as the lesser of the actual acquisition cost or the estimated value determined by an independent appraiser.
As of December 31, 2009, our largest commercial mortgage loan relationship had a balance of $15.1 million and consisted of 14 loans secured by real estate. These loans were performing in accordance with their original terms at December 31, 2009.
Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and cash flow potential of the project. Repayments of loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than residential mortgage loans. See “Risk Factors — Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose us to Increased Lending Risks.” To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the borrowers for loans secured by real estate have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20%. An environmental report from a third party is obtained on all commercial real estate loans up to $1 million. Loans in excess of $1 million may require a Phase I or Phase II analysis when the possibility exists that hazardous materials may have existed on the site, or the site may have been affected by adjoining properties that handled hazardous materials.

During 2009, Cape Bank continued to experience deterioration in the credit quality of its commercial mortgage loan portfolio. At December 31, 2009, 71 commercial mortgage loans totaling $26.8 million were 30 days or more delinquent and 63 of such commercial mortgage loans were more than 90 days delinquent. By comparison, at December 31, 2008, 40 commercial mortgage loans totaling $18.9 million were 30 days or more delinquent with 26 commercial mortgage loans more than 90 days delinquent.
One-to-Four Family Residential Mortgage Loans. At December 31, 2009, one-to-four family residential mortgage loans totaled $244.9 million, or 30.5% of our total loan portfolio. We offer two types of residential mortgage loans: fixed rate loans and adjustable rate loans. We offer fixed rate mortgage loans with terms of up to 30 years. We offer adjustable rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three, five or seven years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Bill Constant Maturity Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the maximum interest rate increase over the life of the loan is generally 6.0% over the initial interest rate on the loan. We generally sell conforming fixed rate loans we originate with terms of up to 30 years with servicing released.
Borrower demand for adjustable rate loans compared to fixed rate loans is a function of the level of market interest rates, the expectations of changes in interest rates, and the difference between the interest rates and loan fees offered for fixed rate mortgage loans as compared to adjustable rate mortgage loans. The relative amount of fixed rate and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.
Our general policy is not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 95% with mortgage insurance, including our first-time home owner loan program. We require all properties securing mortgage loans to be appraised by a board approved independent appraiser. We require title insurance on all first mortgage loans secured by a residence, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone.
Cape Bank has also provided a limited number of interest only loans which allow the borrower to pay only the interest due on the loan for the initial term and then rates adjust annually and payments are fully amortized until maturity. At times, the balances on such loans may exceed the value of the collateral held by Cape Bank. Cape Bank has a portfolio of $4.8 million in interest only loans, all of which were current at December 31, 2009. This program is no longer offered.
As a result of our prudent lending standards we do not offer, or have, any payment option adjustable rate loans or sub-prime loans.

Generally, adjustable rate loans may better insulate Cape Bank from interest rate risk as compared to fixed rate mortgages. In a rising interest rate environment, however, the monthly mortgage payment on adjustable rate loans normally would also increase which could cause an increase in delinquencies and defaults. To mitigate against this risk associated with increases in monthly mortgage payments on adjustable rate loans, we adhere to strict underwriting guidelines by initially qualifying each borrower at a higher interest rate. In addition, although adjustable rate mortgage loans make our assets more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.
The following table indicates the amount and percent of residential mortgage loans that are single family and multi-family as of December 31, 2009 and 2008:

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Single Family Mortgage Loans	$228,964	93.5%	$214,090	94.3%
Multi-Family Mortgage Loans	15,933	6.5%	12,873	5.7%

Total	$244,897	100.0%	$226,963	100.0%

The following table segregates loans with original loan-to-value ratios greater than 80% and less than 80%:

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Loan to Value greater than 80%	$3,347	1.4%	$3,237	1.4%
Loan to Value less than 80%	241,550	98.6%	223,726	98.6%

Total Residential Mortgage Loans	$244,897	100.0%	$226,963	100.0%

(1)	All loans with an original loan-to-value greater than 80% were single family loans for both periods presented.

Commercial Business Loans. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer term loans for capital improvements and equipment acquisition. These loans are typically based on a competitive fixed market rate. These loans may be secured by business assets other than real estate, such as business equipment and inventory and are backed by personal guarantees.
When making commercial business loans, we consider the financial statements of the borrower and guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower and guarantors, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.
At December 31, 2009, our largest commercial business loan relationship totaled $11.1 million, and consisted of 4 loans secured by real estate. These loans were performing in accordance with their original terms at December 31, 2009.
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from his or her employment or other income, and which are secured by residential real property, the value of which tends to be more easily ascertainable, commercial business loans have greater risk and typically are made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We have generally required these loans to have debt service coverage of at least 1.20x, and we generally require personal guarantees. See “Risk Factors — Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose us to Increased Lending Risks.”
Construction Loans. We offer interim construction financing secured by residential property for the purpose of constructing one-to-four family homes. Our construction program offers two types of loans: short-term interest only or construction/permanent loans. The short-term loans require monthly interest-only payments based on the amount of funds disbursed. The construction/permanent loans require interest-only payments during the construction phase, and convert to a fully amortized fixed rate loan at the end of the interest-only period. Under both programs, construction must be completed within 12 months of the initial disbursement date for one-to-four family homes, and for commercial construction loans the term is a maximum of 24 months. The maximum loan-to-value ratio will be 80% of the appraised value. At December 31, 2009, our largest construction loan relationship for a one-to-four family home was $720,000 and was performing in accordance with its original terms. At December 31, 2009, our largest construction loan relationship for commercial construction was $3.8 million, was performing in accordance with its original terms, and was secured by condominium units.
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
Home Equity Loans and Lines of Credit. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80% based on the appraised value of the property. Home equity loans have fixed rates of interest and are originated with terms of up to 15 years. Home equity lines of credit have adjustable interest rates and are based upon the prime interest rate as published in The Wall Street Journal with a floor of 5.5% on lines of $100,000. We hold a first or second mortgage position on the homes that secure our home equity loans and lines of credit.
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

Unsecured loans and lines of credit generally have greater risk than residential mortgage loans. At December 31, 2009 and 2008, there was $113,000 and $130,000 respectively, of unsecured loans. Repayments of these loans depends on the borrower’s financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.
Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources, including existing customers, walk-in traffic, advertising and referrals from customers. From time to time, we will participate in loans originated by other banks to supplement our loan portfolio. During 2009, we did not participate in loans originated by other banks and we have none in our loan portfolio as of December 31, 2009. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting mortgage payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A mortgage servicing asset of approximately $10,000 and $24,000 as of December 31, 2009 and December 31, 2008, respectively, was recorded relating to the servicing of loans for others, and is included in other assets on our balance sheet.
Correspondent Lending Relationships. Cape Bank has residential correspondent banking relationships with other financial institutions which enable us to sell conforming loans that we originate on a servicing—released, non-recourse basis that we would normally not retain in our loan portfolio because of interest rate risk or they do not conform to our standard underwriting guidelines. These correspondent relationships enable us to offer a full range of residential loan products and compete more effectively for residential loans within Atlantic and Cape May Counties. During the year ended December 31, 2009, Cape Bank sold approximately $11.0 million of loans. Cape Bank’s strategy in the current interest rate environment is to continue to sell loans during this historically low period of interest rates. The amount of loans sold varies according to market pricing and the portfolio needs of Cape Bank.
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
Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2009, our regulatory limit on loans to one borrower was $16.4 million. At that date, our largest lending relationship was $15.1 million, and consisted of 14 loans and was secured by commercial real estate. At December 31, 2009, these loans were performing in accordance with their terms.
Loan Commitments. We issue commitments for fixed and adjustable rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Non-Performing and Problem Assets
When a loan is 15 days past due, we send the borrower a late charge notice. If the loan delinquency is not corrected, other collection procedures are implemented, including telephone calls and collection letters. We attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we send the borrower a demand for payment. If the account is not made current by the 120th day of delinquency, we may refer the loan to legal counsel. Any of our loan officers can shorten these time frames in consultation with Executive Management.
Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist. Our Management reports to the Directors Loan Committee on a monthly basis all loans on the Watch List and all Classified Loans.
Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial mortgage	$25,132	$12,117	$3,887	$3,381	$2,420
Residential mortgage	2,081	692	—	48	—
Construction	1,298	4,109	—	—	—
Home equity and line of credit	398	—	—	—	—
Commercial business loans	3,085	3,287	54	141	124
Other consumer loans	—	92	11	16	10

Total non-accrual loans	31,994	20,297	3,952	3,586	2,554

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	—	—	—	—	—
Residential mortgage	1,170	504	39	225	265
Construction	—	—	—	—	—
Home equity and line of credit	84	250	16	—	—
Commercial business loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days and still accruing	1,254	754	55	225	265

Total non-performing loans	33,248	21,051	4,007	3,811	2,819

Other real estate owned	4,817	798	—	—	—

Total non-performing assets	$38,065	$21,849	$4,007	$3,811	$2,819

Ratios:
Non-performing loans to total loans	4.14%	2.65%	0.86%	0.84%	0.68%
Non-performing assets to total assets	3.55%	2.00%	0.63%	0.62%	0.49%
For the years ended December 31, 2009 and 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $4,589,000 and $1,951,000, respectively. Income recorded for such loans was $49,000 and $10,000 for the years ended December 31, 2009 and December 31, 2008, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)

At December 31, 2009
Real estate loans:
Commercial mortgage	4	$802	48	$20,592	52	$21,394
Residential mortgage	3	1,551	16	3,251	19	4,802
Construction	—	—	4	1,298	4	1,298
Home equity loans and lines of credit	1	50	6	482	7	532
Commercial business loans	3	101	12	3,085	15	3,186
Other consumer loans	—	—	—	—	—	—

Total	11	$2,504	86	$28,708	97	$31,212

At December 31, 2008
Real estate loans:
Commercial mortgage	7	$4,142	26	$12,117	33	$16,259
Residential mortgage	2	105	8	1,196	10	1,301
Construction	—	—	8	4,109	8	4,109
Home equity loans and lines of credit	—	—	1	250	1	250
Commercial business loans	8	1,909	12	3,287	20	5,196
Other consumer loans	5	122	5	89	10	211

Total	22	$6,278	60	$21,048	82	$27,326

At December 31, 2007
Real estate loans:
Commercial mortgage	4	$3,234	5	$3,887	9	$7,121
Residential mortgage	4	601	1	39	5	640
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	54	3	54
Other consumer loans	2	72	5	21	7	93

Total	10	$3,907	14	$4,001	24	$7,908

At December 31, 2006
Real estate loans:
Commercial mortgage	—	$—	5	$3,381	5	$3,381
Residential mortgage	6	252	3	273	9	525
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	141	3	141
Other consumer loans	2	33	2	16	4	49

Total	8	$285	13	$3,811	21	$4,096

At December 31, 2005
Real estate loans:
Commercial mortgage	1	$493	3	$2,420	4	$2,913
Residential mortgage	2	57	3	265	5	322
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	1	39	3	124	4	163
Other consumer loans	5	75	1	10	6	85

Total	9	$664	10	$2,819	19	$3,483

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value, less the cost to sell, at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2009, we had $4.8 million in other real estate owned compared to $798,000 at December 31, 2008.
Classification of Assets. Our policies provide for the classification of loans and other assets that are considered to be of lesser quality. We classify loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. A Watch List reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. A persistent problem with untimely payments will prompt an analysis of the loan to gauge the need for a specific reserve or charge-off. Generally, loans whose primary source of payment is the collateral will have the balance reduced through a charge-off to the value of the collateral as determined by an independent appraisal. Our classified assets total includes $33.2 million of non-performing loans at December 31, 2009.
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2009 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. The economic information located within the Market Area section of this report was considered by management and used as a factor in our analysis of determining the adequacy of our general allowance for loan losses.
In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Balance at beginning of year	$11,240	$4,121	$4,009	$3,792	$3,603

Allowance from acquired entity	—	3,791	—	—	—

Charge-offs:
Real estate loans:
Commercial mortgage	(8,043)	(2,406)	—	—	—
Residential mortgage	(239)	(572)	—	—	—
Construction	(2,378)	(1,806)	—	—	—
Commercial business loans	(872)	(786)	(119)	—	—
Other consumer loans	(124)	(138)	(113)	(128)	(4)

Total charge-offs	(11,656)	(5,708)	(232)	(128)	(4)

Recoveries:
Real estate loans:
Commercial mortgage	406	—	—	—	—
Construction	114	—	—	—	—
Commercial business loans	18	—	—	—	—
Other consumer loans	30	27	43	33	—

Total recoveries	568	27	43	33	—

Net (charge-offs) recoveries	(11,088)	(5,681)	(189)	(95)	(4)

Provision for loan losses	13,159	9,009	357	312	193
Reclassification to other liabilities for reserve on off-balance sheet items	—	—	(56)	—	—

Balance at end of year	$13,311	$11,240	$4,121	$4,009	$3,792

Ratios:
Net charge-offs to average loans outstanding	1.37%	0.74%	0.06%	0.02%	0.01%
Allowance for loan losses to non- performing loans at end of year	40.04%	53.39%	102.85%	105.20%	134.52%
Allowance for loan losses to total loans at end of year	1.66%	1.41%	0.89%	0.89%	0.91%

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

	At December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$9,571	71.9%	$6,829	51.8%	$2,381	43.0%
Residential mortgage	2,048	15.4%	1,696	28.5	978	37.8
Construction	388	2.9%	1,477	6.8	336	8.3
Home equity loans and lines of credit	771	5.8%	346	5.9	208	8.0
Commercial business loans	492	3.7%	809	6.8	97	2.6
Other consumer loans	41	0.3%	83	0.2	121	0.3

Total allocated allowance	13,311	100.0%	11,240	100.0%	4,121	100.0%

Unallocated	—		—		—

Total	$13,311		$11,240		$4,121

	At December 31,
	2006		2005
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)

Real estate loans:
Commercial mortgage	$2,165	40.6%	$1,799	37.9%
Residential mortgage	1,071	40.7	1,137	43.2
Construction	370	8.6	399	7.9
Home equity loans and lines of credit	222	8.2	255	8.8
Commercial business loans	79	1.7	200	2.0
Other consumer loans	102	0.2	2	0.2

Total allocated allowance	4,009	100.0%	3,792	100.0%

Unallocated	—		—

Total	$4,009		$3,792

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
At December 31, 2009, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $152.8 million and consisted primarily of municipal bonds, mortgage-backed securities, including collateralized mortgage obligations, collateralized debt obligations, U.S. Government and agency securities, including securities issued by U.S. Government sponsored enterprises. Our entire investment portfolio is classified as available-for-sale (AFS) after reclassifying the held-to-maturity portion of the portfolio to AFS effective December 31, 2009.
Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return on our investment. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved annually. The Management Investment Committee (a subcommittee of ALCO), consisting of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Controller, meets on a monthly basis and is responsible for implementation of the investment policy and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a monthly basis.
Municipal Securities. We invest in municipal bonds issued by counties, cities and school districts; primarily general obligation and some revenue bonds. Our policy allows us to purchase such securities rated “Baa” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2009, our municipal securities portfolio consisted primarily of issuers within the State of New Jersey in the amount of $7.6 million while issuers within other states consisted of $26.8 million.
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
Collateralized Mortgage Obligations. Collateralized Mortgage Obligation’s (CMOs) are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. With the exception of 3 private label (non-agency) securities, all of the securities are backed by U.S. Government agencies or Government sponsored enterprises. The non-agency CMOs are performing according to their contractual terms. See the Securities Impairment section of Item 7 (Management’ Discussion and Analysis of Financial Condition and Result of Operations) for information related to the risks associated with the non-agency CMOs.
Collateralized Debt Obligations. We own 24 collateralized debt obligation securities (CDOs) that are backed by trust preferred securities, 16 of which have been principally issued by bank holding companies and 8 of which have been principally issued by insurance companies. During 2009, 15 of these securities were determined to be other-than-temporarily impaired (OTTI) resulting in the Company recording a $5.1 million charge to earnings for the credit-related portion of OTTI. Given the current illiquidity in the market for these securities, determining their estimated fair value requires substantial judgment and estimation of factors that are not currently observable. Because of changes in the creditworthiness of the underlying financial institutions, market conditions, and other factors, it is possible that, in future reporting periods, we could deem more of our CDOs to be OTTI. Such a determination would require us to write down their value and incur a non-cash OTTI charge. See Note 3 — Investment Securities — of the Notes to Consolidated Financial Statements for more information related to our CDO portfolio.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	At December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$46,004	$45,972	$31,296	$31,766	$15,992	$16,211
Corporate bonds	10,851	11,046	4,975	4,777	6,914	6,908
Municipal bonds	33,901	34,381	11,024	10,715	—	—
Collateralized debt obligations	13,038	1,456	11,832	3,033	—	—
Equity securities	—	—	—	—	247	172
Mortgage-backed securities:
GNMA pass-through certificates	677	693	773	763	1,083	1,092
FHLMC pass-through certificates	5,338	5,513	20,449	20,771	17,473	17,612
FNMA pass-through certificates	26,612	27,588	33,465	33,397	19,949	20,133
Collateralized mortgage obligations	26,514	26,166	10,017	9,433	—	—

Total securities available-for-sale	$162,935	$152,815	$123,831	$114,655	$61,658	$62,128

	At December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Investment securities held-to-maturity:
Municipal bonds	$—	$—	$24,582	$25,154	$19,658	$19,786
U.S. Government and agency obligations	—	—	—	—	1,000	1,000
Mortgage-backed securities:
GNMA pass-through certificates	—	—	17	18	30	31
FHLMC pass-through certificates	—	—	2,670	2,715	3,780	3,811
FNMA pass-through certificates	—	—	10,897	11,203	11,063	11,138
Collateralized mortgage obligations	—	—	9,922	10,111	9,609	9,661
Grantor Trust (money market fund)	—	—	737	737	—	—

Total securities held-to-maturity	$—	$—	$48,825	$49,938	$45,140	$45,427

Effective December 31, 2009 the Company reclassified the Held-to-Maturity portion of its investment portfolio, which had a market value of $44.5 million and an amortized cost of $43.0 million, to Available-for-Sale.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities’ yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2009 was 5.52%.

	One Year or Less		More than One Year		More than Five Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(dollars in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$4,000	0.93%	$42,004	1.72%	$—	—	$—	—	$46,004	$45,972	1.65%
Corporate bonds	3,042	1.44%	7,809	3.33%	—	—	—	—	10,851	11,046	2.80%
Municipal bonds	1,923	3.59%	9,893	3.52%	11,363	3.73%	10,722	4.47%	33,901	34,381	3.90%
Collateralized debt obligations	—	—	—	—	—	—	13,038	3.33%	13,038	1,456	3.33%
Mortgage-backed securities:
GNMA pass-through certificates	—	—	—	—	223	4.35%	454	3.65%	677	693	3.88%
FHLMC pass-through certificates	723	4.21%	565	5.26%	7	2.62%	4,043	4.17%	5,338	5,513	4.29%
FNMA pass-through certificates	102	3.35%	2,902	5.45%	4,278	4.93%	19,330	4.69%	26,612	27,588	4.81%
Collateralized mortgage obligations	—	—	4,452	3.39%	7,656	3.99%	14,406	4.33%	26,514	26,166	4.08%

Total securities available-for-sale	$9,790	1.88%	$67,625	2.47%	$23,527	4.04%	$61,993	4.24%	$162,935	$152,815	3.33%

Deposit Activities and Other Sources of Funds
General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.
Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. At December 31, 2009, we also had $45.0 million of deposit accounts from a variety of local municipal relationships. At December 31, 2009, we had $38.5 million of brokered deposits, or 5.0% of our total deposits. Included in the brokered deposits were $10.8 million of reciprocal certificates of deposits offered under the Certificate of Deposit Account Registry Service® (“CDARS”), a program in which Cape Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.
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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the year ended December 31,
	2009			2008
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)

Non-interest bearing	$68,364	9.0%	n/a	$68,158	9.4%	n/a
Savings accounts	80,248	10.6	0.48%	82,309	11.3	1.29%
NOW and money market	236,984	31.3	0.89%	224,647	30.8	1.81%
Certificates of deposit	371,664	49.1	2.66%	353,501	48.5	3.55%

Total deposits	$757,260	100.0%	1.64%	$728,615	100.0%	2.43%

	For the year ended December 31,
	2007
			Weighted
	Average		Average
	Balance	Percent	Rate
	(dollars in thousands)

Non-interest bearing	$45,039	9.7%	n/a
Savings accounts	79,160	17.2	1.63%
NOW and money market	161,353	35.0	2.63%
Certificates of deposit	175,924	38.1	4.56%

Total deposits	$461,476	100.0%	2.94%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2009	2008	2007
	(in thousands)
Interest Rate
Less than 2.00%	$162,486	$22,382	$11
2.00% - 2.99%	113,358	79,179	51
3.00% - 3.99%	23,881	170,565	12,878
4.00% - 4.99%	33,737	74,656	145,312
5.00% - 5.99%	3,449	9,403	17,398
6.00% - 6.99%	—	8	8

Total	$336,911	$356,193	$175,658

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2009.

	Period to Maturity at December 31, 2009
	Less Than	More Than	More Than	More Than	More
	or Equal	One to Two	Two to	Three to	Than Four
	to a Year	Years	Three Years	Four Years	Years	Total
	(in thousands)
Interest Rate
Less than 2.00%	$147,242	$12,902	$1,358	$222	$762	$162,486
2.00% - 2.99%	106,923	3,617	2,048	230	540	113,358
3.00% - 3.99%	14,350	3,892	1,057	2,230	2,352	23,881
4.00% - 4.99%	10,490	7,418	7,850	7,879	100	33,737
5.00% - 5.99%	721	1,151	1,577	—	—	3,449

Total	$279,726	$28,980	$13,890	$10,561	$3,754	$336,911

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $135.6 million. The following table sets forth the maturity of these certificates as of December 31, 2009.

At December 31, 2009
(in thousands)
Maturities
Three months or less	$80,132
Over three months through six months	15,965
Over six months through one year	23,009
Over one year to three years	11,567
Over three years	4,935

Total	$135,608

Borrowings. We have the ability to borrow from the Federal Home Loan Bank of New York to supplement our investable funds. The Federal Home Loan Bank functions as a central credit bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Our borrowings consist of advances and repurchase agreements from the Federal Home Loan Bank of New York totaling $194 million at December 31, 2009. Additionally we had $10 million in repurchase agreements with Citigroup at December 31, 2009. At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $27.7 million based on our unused qualifying collateral available to support such advances. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the period indicated.

	2009
	FHLB	Repurchase
	Borrowings	Agreements	Total
	(dollars in thousands)

Average daily balance during the year	$153,582	$37,674	$191,256
Average interest rate during the year	3.27%	4.30%	3.47%
Maximum month-end balance during the year	$193,897	$37,778	$231,675
Weighted average interest rate at year-end	3.09%	4.32%	3.32%
Personnel
As of December 31, 2009, we had 192 full-time employees and 21 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.
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
Examination and Enforcement. The Department may examine Cape Bank whenever it deems an examination advisable. The Department examines Cape Bank at least once every two years, alternating annual examinations with the FDIC. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Commissioner of the Department why such person should not be removed.

Federal Banking Regulation
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2009, the Company and Bank meet all capital adequacy requirements to which it is subject.
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
As of December 31, 2009, Cape Bank was considered “well-capitalized” under FDIC guidelines.
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
Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2009, Cape Bank was in compliance with this requirement.
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
Insurance of Deposit Accounts. Cape Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at Cape Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. Cape Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”
The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC issued an interim final rule that imposed a special 5 basis point special assessment on total assets as of June 30, 2009, which was payable on September 30, 2009 and totaled $499,000. The FDIC has also required banking institutions to pre-pay deposit insurance premiums in order to replenish the liquid assets of the Deposit Insurance Fund. On December 30, 2009, the Bank prepaid $4.7 million of FDIC premiums.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.
Temporary Liquidity Guarantee Program. The FDIC’s Temporary Liquidity Guarantee Program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions must pay the FDIC a fee based on the amount and maturity of the debt. Cape Bank determined not to participate in this component of the Temporary Liquidity Guarantee Program.
The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 15 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. Cape Bank is participating in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (CPP), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. Cape Bancorp determined not to participate in the CPP.
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
The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate. At December 31, 2009, the Company had no covered transactions.
Prohibitions Against Tying Arrangements. Banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the institution.
Community Reinvestment Act and Fair Lending Laws. All FDIC insured banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice. Cape Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.
Loans to a Bank’s Insiders
Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans to one borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Cape Bank. See “—New Jersey Banking Regulation—Loans to One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the lesser of (i) $100,000 or (ii) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (i) $500,000 or (ii) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

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
Qualified Thrift Lender Test. In order for Cape Bancorp to be regulated as savings and loan holding company by the OTS (rather than as a bank holding company by the Board of Governors of the Federal Reserve System), Cape Bank must qualify as a “qualified thrift lender” under OTS regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2009, Cape Bank maintained 72.6% of its portfolio assets in qualified thrift investments. Cape Bank also met the Qualified Thrift Lender test in each of the prior four quarters.

Federal Securities Laws
Cape Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Cape Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Cape Bancorp common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Cape Bancorp may not be resold without registration or unless sold in accordance with certain resale restrictions. If Cape Bancorp meets specified current public information requirements, each affiliate of Cape Bancorp is able to sell in the public market, without registration, a limited number of shares in any three month period.

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
The United States Economy Was In a Significant Recession. A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Will Continue to Materially Affect our Business and Financial Results.
The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and 2009, economic conditions continued to worsen, due initially to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.
In response to the financial crises affecting the financial markets and the economy as a whole, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to stimulate the economy and purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury was granted the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. In October 2008, the U.S. Treasury announced the Capital Purchase Program, which authorized the U.S. Treasury to purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009, which was subsequently extended to June 30, 2010. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until June 30, 2010. Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which expanded government spending programs to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy.
The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.
Continuing Weakness in the Financial Services Industry And the Credit Markets May Subject Us to Additional Regulation.
As a result of the financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.
Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.
The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC issued an interim final rule that imposed a special 5 basis point special assessment on total assets as of June 30, 2009, which was payable on September 30, 2009 and totaled $499,000. The FDIC has also required banking institutions to pre-pay deposit insurance premiums in order to replenish the liquid assets of the Deposit Insurance Fund. On December 30, 2009, the Bank prepaid $4.7 million of FDIC premiums. Due to the number of failed financial institutions and the fact that the insurance fund is below statutory requirements, additional assessments may be required.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.
Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. This may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.
Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Continue to Expose us to Increased Lending Risks.
At December 31, 2009, $441.3 million, or 55.0% of our loan portfolio, consisted of commercial real estate loans, including commercial construction loans. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including residential mortgage loans, which totaled $244.9 million, or 30.5% of our total loan portfolio, at December 31, 2009. In addition, at December 31, 2009, $62.7 million, or 7.8% of our loan portfolio, consisted of commercial business loans.
We have increased our originations of commercial real estate and commercial business loans in recent years and we intend to continue to emphasize this type of lending. Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could affect the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. See “Business—Lending Activities.”
An Inadequate Allowance for Loan Losses Would Negatively Affect Our Results of Operations.
We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot be certain that our allowance will be adequate to cover probable loan losses inherent in our portfolio.
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

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.
We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2009, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro-forma reduction to our stockholders’ equity would be approximately $1.88 per share.
Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.
We evaluate our investment securities for other-than-temporary impairment (OTTI) as required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”. When a decline in fair value below cost is deemed to be other-than-temporary, the impairment must be recognized as a charge to earnings to the extent it is related to credit losses. In determining whether or not OTTI exists, management considers several factors, including the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, adverse changes to projected cash flows, credit rating downgrades, and our intentions with regard to selling the securities or whether it is more likely than not that we will be required to sell the securities prior to the anticipated recovery in fair value. The greatest risk of OTTI exists in our investment securities portfolio and in particular with the CDO and non-agency CMO securities that we own. As of December 31, 2009, if these securities were deemed to be OTTI and the entire amount was related to credit losses, the pro forma reduction to our stockholders’ equity would be approximately $1.00 per share.
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
The potential exists for the Federal Reserve Bank to raise the target Fed Funds rate in 2010. An increase in interest rates will present us with the challenge of managing interest rate risk with a cumulative three year liability sensitive balance sheet. As detailed in “—Net Interest Income Analysis,” a rising interest rate environment indicates that net interest income would decrease over a one-year horizon. This analysis assumes instantaneous and sustained rate shock intervals of 100 and 200 basis points on a static balance sheet. Management will focus on several strategies to negate such effects, such as extending long-term liabilities, increasing core deposit balances, reducing the amount of long-term fixed rate loans in the portfolio, and shortening the average life of investments within the investment portfolio.

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
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2009, the fair value of our available for sale investment securities totaled $152.8 million and the amortized cost of such securities was $162.9 million. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.
We evaluate interest rate sensitivity by estimating the change in Cape Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets and liabilities. At December 31, 2009, in the event of an immediate 100 basis point increase in interest rates, we would experience a 5.8% decrease in net portfolio value and a $1.7 million decrease in net interest income. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”
If Our Investment in The Federal Home Loan Bank Of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.
We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank common stock as of December 31, 2009 was $10.3 million based on its par value. There is no market for our Federal Home Loan Bank common stock.
Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of New York, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of New York common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings to decrease by the after-tax amount of the impairment charge.
If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.
Certain Federal Home Loan Banks stopped paying dividends in 2008, and are prohibited from paying dividends in the future so long as they fail to meet any of their regulatory capital requirements. We received dividends of $584,000 on our Federal Home Loan Bank of New York stock in 2009. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings to decrease.
Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers
There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit a lender’s ability to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting our rights as a creditor, are implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. Should such legislation be implemented Cape Bank could be directly impacted for those loans held directly within the portfolio. Such legislation could also have a major impact on loans underlying and collateralizing mortgage-backed securities and thus indirectly affect Cape by decreasing the value of securities held in the investment portfolio.

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
We Are Subject to Extensive Regulatory Oversight
We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place meet every aspect of current regulation. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company currently conducts business from its main office located at 225 North Main Street, Cape May Court House, New Jersey, 08210 and from its additional 17 branches located throughout Atlantic and Cape May Counties, New Jersey. At December 31, 2009, the aggregate net book value of premises and equipment was $26.4 million. With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) No equity securities were sold during the year ended December 31, 2009 that were not registered under the Securities Act.
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

	2009		2008
	High	Low	High	Low
First Quarter	$9.13	$6.70	$10.07	$9.52
Second Quarter	$9.00	$6.60	$10.06	$9.36
Third Quarter	$8.95	$7.25	$9.93	$8.91
Fourth Quarter	$7.28	$5.79	$9.25	$7.71
(b) Not applicable
(c) There were no issuer repurchases of securities during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of Cape Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bancorp and related notes included elsewhere in this Annual Report.

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,072,821	$1,090,735	$613,811	$609,764	$574,524
Cash and cash equivalents	13,513	22,501	15,631	17,492	29,974
Investment securities available for sale, at fair value	152,815	114,655	62,128	62,484	70,330
Investment securities held to maturity	—	48,825	45,140	38,731	25,634
Loans held for sale	398	—	350	766	—
Loans, net	789,473	783,869	459,936	446,378	410,032
Federal Home Loan Bank of New York stock, at cost	10,275	11,602	3,848	5,268	4,109
Bank owned life insurance	27,210	26,446	15,421	14,503	13,998
Deposits	736,587	711,130	465,648	435,829	432,385
Borrowings	203,981	234,484	65,000	99,000	73,530
Total stockholders’ equity	126,548	140,725	72,829	68,943	63,481

	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Selected Operating Data:
Interest income	$54,533	$58,127	$36,629	$34,357	$28,564
Interest expense	19,028	24,253	17,146	14,875	9,691

Net interest income	35,505	33,874	19,483	19,482	18,873
Provision for loan losses	13,159	9,009	357	312	193

Net interest income after provision for loan losses	22,346	24,865	19,126	19,170	18,680
Non-interest income	932	(10,793)	3,992	4,438	3,581
Non-interest expense	29,168	64,717	18,391	16,379	15,517

Income (loss) before income tax expense	(5,890)	(50,645)	4,727	7,229	6,744
Income tax expense (benefit)	12,011	(8,154)	1,299	2,228	2,320

Net income (loss)	$(17,901)	$(42,491)	$3,428	$5,001	$4,424

	At or for the years ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	(1.64%)	(3.86%)	0.56%	0.84%	0.80%
Return on equity (ratio of net income to average equity)	(12.89%)	(24.47%)	4.81%	7.58%	7.20%
Earnings (loss) per share	$(1.45)	$(3.49)	n/a	n/a	n/a
Average interest rate spread (1)	3.27%	3.14%	3.02%	3.14%	3.48%
Net interest margin (2)	3.54%	3.48%	3.50%	3.56%	3.77%
Efficiency ratio (3)	69.19%	167.31%	78.34%	68.47%	69.11%
Non-interest expense to average total assets	2.67%	5.87%	2.99%	2.74%	2.81%
Average interest-earning assets to average interest-bearing liabilities	114.11%	113.67%	115.76%	115.73%	115.04%

Asset Quality Ratios:
Non-performing assets to total assets	3.55%	1.93%	0.63%	0.62%	0.49%
Non-performing loans to total loans	4.14%	2.65%	0.86%	0.84%	0.68%
Allowance for loan losses to non-performing loans	40.04%	53.39%	102.85%	105.20%	134.52%
Allowance for loan losses to total loans	1.66%	1.41%	0.89%	0.89%	0.91%

Capital Ratios:
Total capital (to risk-weighted assets)	12.71%	14.25%	17.33%	17.59%	17.54%
Tier I capital (to risk-weighted assets)	11.45%	13.00%	16.34%	16.59%	16.53%
Tier I capial (to average assets)	9.37%	9.87%	11.11%	11.00%	10.89%
Equity to assets	11.80%	12.90%	11.49%	11.31%	11.05%

Other Data:
Number of full service offices	18	18	13	13	13
Full time equivalent employees	201	202	133	132	132

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income. Recalculating the 2008 efficiency ratio excluding the Goodwill Impairment ($31.751 million) and CapeBank Charitable Foundation Contribution ($6.2 million) results in an efficiency ratio of 69.2%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. At December 31, 2009, we had total assets of $1.073 billion. The merger of Cape Savings Bank (now Cape Bank) and Boardwalk Bancorp on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, with a total of 18 branches providing complimentary branch coverage. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence and an experienced executive management team. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We also offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small and mid-sized businesses. At December 31, 2009, our retail market area primarily included the area surrounding our 18 offices located in Cape May and Atlantic Counties, New Jersey.
During 2010 Cape Bank will emphasize the following:
1)	Managing our credit underwriting and administration through the economic recovery.
2)	Managing non-performing assets to performing status or disposal.
3)	Managing net interest income in a potentially rising rate environment.
Managing our credit underwriting and administration through the economic recovery:
For 2010, we anticipate a gradual decrease in the amount of problem assets based on trends beginning during the fourth quarter of 2009. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. During this same period, signs of further credit deterioration have also been decreasing.
Based on our experience during the credit crisis and economic downturn, we have taken steps to improve our credit underwriting and administration. To this end, we have created the executive officer position of Chief Credit Officer and we have hired a person with 35 years of experience in this capacity to fill this position. The Chief Credit Officer will focus on enhancing our credit risk rating system and loan review process. In the meantime, the Bank has restricted extensions of credit to both the hospitality and restaurant industries. The current loan portfolio has high concentrations in both segments which have experienced considerable weakness during the economic downturn.
Loan demand within our market area is expected to remain moderate during 2010, and there are indications that economic deterioration may have leveled off or slightly improved since the fourth quarter of 2009. Home sales prices declined in our market area from 2008 to 2009, but sales prices and volume have begun to show improvement during the third quarter of 2009. Additionally we have been able to sell some of our other real estate owned properties, which may indicate that potential purchasers believe that market values are not likely to decrease further.
Managing non-performing assets to performing status or disposal:
Our non-performing assets began to increase in 2007, and continued to increase throughout 2008 and 2009. The deterioration in our local real estate market began during the first quarter of 2008 and continued to decline through 2009. Residential building permits for Atlantic and Cape May Counties have decreased from $588.5 million in 2006 to $250.2 million in 2008 (2009 housing permit data is not yet available). However, housing data for our market area indicates that sales prices increased 1.1% in the third quarter of 2009 and sales volume exceeded third quarter of 2008 sales by 13.9% and 16.7% in Atlantic and Cape May Counties, respectively. Unemployment has also affected non-performing assets and has increased during each of the past three years from 6.1% to 13.0% in Atlantic County and from 9.0% to 14.6% in Cape May County. These negative economic trends have contributed to a significant increase in non-performing assets from $3.95 million at December 31, 2007 to $43.8 million at December 31, 2009. This increase was affected by the sustained national recession and by the significant increase in our total loans portfolio during the period. The ratio of our allowance for loan losses to non-performing loans decreased from 102.85% in 2007 to 40.03% in 2009; net charge offs to average loans increased from 0.06% in 2007 to 1.37% in 2009; non-accrual/impaired loans increased from $4.0 million in 2007 to $33.2 million in 2009; and delinquent loans increased from $15.7 million at December 31, 2007 to $34.4 million at December 31, 2009. Delinquent loans also increased in number during this same time period.

Management has given significant attention to these assets during the past year, and has developed processes to actively manage delinquencies from their inception at 15 days delinquent to their resolution, either through charge-off or foreclosure or working with borrowers to bring their loans current. Our approach is to identify impaired loans, determine the loss amount if any, and recognize the appropriate loss at that time.
Reducing the level of non-performing assets during the upcoming year will improve our results of operations by converting non earning assets to earning assets and reducing the expense of managing non-performing assets, which will benefit our interest income, net interest margin and net income. While loan demand is expected to remain weak during 2010, there is some evidence that continued economic deterioration may have leveled off or slightly improved during the fourth quarter of 2009 through the beginning of 2010. Our level of non-performing assets has stabilized and we have been able to sell other real estate owned. Moreover, home sales prices and volume have shown improvement since the third quarter of 2009.
Managing net interest income in a potentially rising rate environment:
The potential exists for the Federal Reserve Bank to raise the target Fed Funds rate in 2010. An increase in interest rates will present us with the challenge of managing interest rate risk with a cumulative three year liability sensitive balance sheet. As detailed in “—Net Interest Income Analysis,” a rising interest rate environment indicates that net interest income would decrease over a one-year horizon. This analysis assumes instantaneous and sustained rate shock intervals of 100 and 200 basis points on a static balance sheet. Management will focus on several strategies to negate such effects, such as extending long-term liabilities, increasing core deposit balances, reducing the amount of long-term fixed rate loans in the portfolio, and shortening the average life of investments within the investment portfolio.
2010 Outlook
The severe economic downturn, as well as several non-recurring events, has adversely affected Cape Bank’s earnings during the past two years. During 2009 we established a deferred tax asset valuation allowance of $12.6 million. In 2008 we had merger related expenses associated with the acquisition of Boardwalk Bank of $785,000, the expense of establishing the Cape Charitable Foundation of $6.3 million and a goodwill impairment charge of $31.8 million. Earnings have also been negatively affected by higher loan delinquencies, particularly in the commercial loan portfolio, and market deterioration of trust preferred securities primarily issued by bank holding companies. During 2009 we established a loan loss provision of $13.2 million and we had an other-than-temporary-impairment (OTTI) charge against trust preferred securities of $5.1 million. In 2008 we established a loan loss provision of $9.0 million and we had an other-than-temporary-impairment (OTTI) charge against trust preferred securities of $15.6 million. However, our core earnings remain strong as we had a net interest margin of 3.54% for 2009 and 3.42% for 2008, and an efficiency ratio (excluding extraordinary items) less than 70% during 2009 and 2008.
Capital remains strong at Cape Bank and there is no expectation of raising additional capital through government programs or by any other means during 2010.
Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 13.0% and 14.6% respectively as of November 2009. Home sales prices have declined in both counties from 2008 to 2009, although sales prices and volume began to show improvement during the third quarter of 2009.
During 2010, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing prudent loan underwriting practices, which we believe are appropriate in the current market. Trust preferred securities will not be purchased without board of directors approval. The recognition of goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with expected decreases in non-performing assets and continued improvement in our net interest margin and efficiency ratio, additional goodwill impairment is not probable.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income (which is the income that we earn on our loans and investments) and interest expense (which is the interest that we pay on our deposits and borrowings). Changes in levels of market interest rates affect our net interest income. During the past two years the Bank’s yield curve has steepened as rates tied to the prime rate have decreased as the Federal Reserve has decreased the targeted Fed Funds Rate from a high of 5.25% in 2007 to its current low of 0.25%. Mid and long-term rates have remained in a tighter range than short-term rates during the past two years. As the yield curve steepened during the past two years, our net interest margin increased; although we incurred a loss in both 2008 and 2009. This was primarily the result of expenses related to OTTI, goodwill impairment, provision for loan losses and a deferred tax asset valuation allowance. These items and others are discussed in more detail within the Management Discussion and Analysis section of this report.
The Bank’s net interest margin has trended slightly upward from 3.42% in 2007 to 3.48% in 2008, and to 3.54% in 2009. This improvement is the result of the yield on our earning assets declining 100 basis points from 2007 to 2009 and our cost of funds declining 133 basis points during the same time period. During the period from 2007 to 2009 our yield curve steepened as a result of short-term rates dropping consistent with the decline in the Fed Funds rate. Commercial loans tied to the prime rate were affected most significantly during this period of declining short-term interest rates. The yield on our adjustable rate residential mortgage loans decreased by approximately 125 basis points. The cost of funds during the same three year period dropped significantly in conjunction with the decrease in the Fed Funds Rate. Borrowing rates at the FHLB of NY declined during this time and our average FHLB borrowing costs decreased from 4.76% in 2007 to 3.47% in 2009. In addition, certificates of deposit costs decreased from 4.56% in 2007 to 2.66% in 2009.
The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefitted the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2009. We expect to continue to benefit from the downward repricing of our liabilities during 2010, and we expect our net interest margin to improve in 2010 as the downward repricing of our liabilities more than offsets a downward repricing of assets. However, the full positive impact of the variable yield curve has been mitigated by the significant increase in our non-performing loans and assets, which has reduced our net interest income. We are managing loan repricing for adjustable rate lines of credit by establishing a floor of 6% on most renewals. This initiative began in the second quarter of 2009 and is expected to continue through the second quarter of 2010.
The anticipated increase in market interest rates, driven by the target Fed Funds rate set by the Federal Reserve, would cause compression in the Bank’s net interest margin. The magnitude of this potential change is discussed in more detail in the “Management of Market Risk” herein.
A secondary source of income is non-interest income, which is revenue that we receive from providing other products and services. Most of our non-interest income consists of service charges (primarily service charges on deposit accounts). We also recognize non-interest income/loss from the sale or other-than-temporary-impairment of loans and securities.
Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. In accordance with FAS 5, we establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, external factors such as competition and regulatory, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans.

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status when they are less than 90 days delinquent, if collection of principal or interest in full is in doubt. This determination is normally the result of the review of the borrower’s financial statements or other information that is obtained by the Bank.
All loans that are on non-accrual status are reviewed by management monthly to determine if a specific reserve or charge-off is appropriate. At this point in the delinquency collection efforts the primary consideration is collateral value. When the Bank has a current appraisal, generally less than six months old, and management agrees that the property has not deteriorated in value since the appraisal, then management will analyze the loan in accordance with FASB ASC Topic 310 Receivables. When a current appraisal is not available, the Bank will request one. Upon receipt of the appraisal, we will review the loan in accordance with FASB ASC Topic 310 Receivables. Prior to receipt of an appraisal, management will consider, based on its knowledge of the market and other available information pertinent to the particular loan being reviewed, allocating a specific reserve for that loan. Loans are charged off partially or in full based on upon the results of a completed FASB ASC Topic 310 Receivables analysis.
The amount of the allowance is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
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
In 2007, the FDIC began assessing most insured banks and savings banks deposit insurance premiums ranging from five cents to seven cents for every $100 of deposits. Assessment credits have been provided to institutions that paid high premiums in the past. According to information provided by the FDIC, in 2008 Cape Bank received an assessment credit of approximately $390,000. The amount of the credit that offset our deposit insurance premium expense in 2008 was $213,500 which represented the remaining balance of the credit. The FDIC imposed a special 5 basis point assessment on total assets as of June 30, 2009, which was paid on September 30, 2009 and totaled $499,000.
Anticipated Increase in Non-Interest Expense
As a result of our public offering in 2008, our non-interest expense increased because of the increased costs associated with operating as a public company. These additional expenses consist primarily of accounting and legal fees, expenses of shareholder communications and meetings, and increased compensation expenses associated with our employee stock ownership plan (“ESOP”) and any additional stock-based benefit plans that are approved by our shareholders. On August 25, 2008, our shareholders approved the Cape Bancorp, Inc. 2008 Equity Incentive Plan. The Equity Incentive Plan authorizes up to 1,863,892 shares of Company common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that no more than 1,331,352 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights, and no more than 532,540 shares may be issued or delivered pursuant to restricted stock awards. No awards of stock or option grants have been made under the Equity Incentive Plan.

Based on our sale of 7,820,000 shares of our common stock in the stock offering:
•	The ESOP completed its purchase of 1,065,082 shares of common stock on February 26, 2008 with a $10.65 million loan that is expected to be repaid over 25 years, resulting in an average annual pre-tax expense of approximately $425,000 (assuming that the common stock maintains a value of $10.00 per share).
•	The 2008 Equity Incentive Plan authorizes the grants of options to purchase up to 10% of the shares issued in the offering, or 1,331,352 shares, to eligible participants, which would result in compensation expense over the vesting period of the options. Assuming the market price of the common stock is $10.00 per share; the options are granted with an exercise price of $10.00 per share; the dividend yield on the stock is 0%; the expected option life is ten years; the risk free interest rate is 5.03% (based on the seven-year Treasury rate) and the volatility rate on the shares of common stock is 11.31% (based on an index of publicly traded thrift holding companies), the estimated grant-date fair value of the options (and corresponding pre-tax expense to us) using a Black-Scholes option pricing analysis is $4.05 per option granted. Assuming this value is amortized over the five-year vesting period, the corresponding annual pre-tax expense associated with the stock options is approximately $1.5 million.
•	The 2008 Equity Incentive Plan authorizes the award of shares of common stock equal to 4% of the shares issued in the offering (including shares issued to The CapeBank Charitable Foundation and shares issued in the merger), or 532,540 shares, to eligible participants, which would be expensed as the awards vest. Assuming that all shares are awarded under the 2008 Equity Incentive Plan at a price of $10.00 per share, and that the awards vest over a five-year period, the corresponding annual pre-tax expense associated with shares awarded under the 2008 Equity Incentive Plan is approximately $1.1 million.
The actual expense that will be recorded for the ESOP will be determined by the market value of our common stock as shares are released to employees over the term of the loan, and whether the loan is repaid faster than its contractual term. Accordingly, any increases in our stock price above $10.00 per share and any accelerated repayment of the loan will increase the annual ESOP expense. Similarly, any decrease in our stock price would decrease the annual ESOP expense. Further, the actual expense of the stock awards under the 2008 Equity Incentive Plan will be determined by the fair market value of the common stock on the grant date, which may be greater or less than $10.00 per share, and the actual expense of stock options under the 2008 Equity Incentive Plan will be based on the grant-date fair value of the options, which will be affected by a number of factors, including the market value of our common stock, the term and vesting period of the stock options, our dividend yield and other valuation assumptions contained in the option pricing model that we ultimately use.
Critical Accounting Policies
In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements.
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

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Groups of homogenous loans are evaluated in the aggregate under FASB ASC Topic No. 450 Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, and single and total credit exposure. Certain loans that indicate underlying credit or collateral concerns may be evaluated individually for impairment in accordance with FASB ASC Topic No. 310 Receivables. If a loan is impaired and repayment is expected solely from the collateral, the difference between the outstanding balance and the value of the collateral will be charged off. For potentially impaired loans where the source of repayment may include other sources of repayment, the evaluation may factor these potential sources of repayment and indicate the need for a specific reserve for any potential shortfall. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.
Management reviews the level of the allowance monthly. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.
Securities Impairment. The Company’s investment portfolio includes 24 securities in pooled trust preferred collateralized debt obligations, 16 of which have been principally issued by bank holding companies, and 8 of which have been principally issued by insurance companies. The portfolio also includes 3 private label (non-agency) collateralized mortgage obligations. These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral. Through December 31, 2009 OTTI has been recorded for 15 of the Company’s CDO securities issued by bank holding companies. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.
Approximately $6.0 million of the collateralized mortgage obligations classified as available for sale were non-agency securities and had net unrealized losses of $775,000. Of the 3 private label CMO securities, one security represents almost the entire unrealized loss amount. While we have determined these unrealized losses to be temporary, a continued downturn in the financial markets could cause us to reassess our determination. Deteriorating financial conditions may cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on our securities, thereby increasing the likelihood of OTTI.

Income Taxes. The Company is subject to the income and other tax laws of the United States and the State of New Jersey. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provisions for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Company provision and tax returns, management attempts to make reasonable interpretations of applicable tax laws. These interpretations are subject to challenge by the taxing authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009, a valuation allowance in the amount of approximately $16.0 million had been established against the Company’s deferred tax assets.
On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.
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
Pursuing new opportunities to increase commercial lending in our primary market area and expanding our existing commercial loan relationships. We have a diversified loan portfolio which includes commercial real estate and commercial business loans. We have increased this sector of our loan portfolio over the last five years as opportunities have allowed. We have targeted commercial lending opportunities within our market for several reasons, including:
(1)	our primary market area has historically experienced sustained commercial development driven by the gaming industry and the seashore resort communities;
(2)	we believe commercial relationships bring value to both the asset and liability side of our balance sheet via loans and deposits;
(3)	we have attracted and retained local commercial loan officers who have a sound understanding of our market area and long-standing relationships with borrowers; and
(4)	commercial lending provides more flexibility than residential lending in structuring the terms of the loan, including yield and maturity.
While commercial lending has inherently greater risks than residential lending, we minimize this risk through prudent underwriting, requiring significant collateral, monitoring the concentration of commercial credits, annual reviews of customers’ financial statements and maintaining ongoing contacts with borrowers. We will continue to focus on commercial lending during 2010 as the economic recovery continues. During 2009 our commercial loan portfolio decreased as a percentage of the total loan portfolio, however, we intend to focus on commercial lending in 2010 for several reasons:
(1)	the yields available on commercial real estate loans are generally greater than those available on single family residential mortgage loans and commercial loans generate more significant banking relationships than single family mortgage loans;
(2)	our credit concentrations are well dispersed, managed through monitoring, and limited in exposure to any one sector; and
(3)	the key economic forces in our market area, casinos and the seashore resort communities, are sufficiently diverse to limit economic decline across all sectors of our commercial loan portfolio.

At December 31, 2009, we had $441.3 million and $62.7 million of commercial real estate loans (including commercial construction loans) and commercial business loans, representing 55.0% and 7.8% of total loans, respectively. At December 31, 2008, we had $466.0 million and $54.3 million of commercial real estate loans (including commercial construction loans), and commercial business loans represented 58.6% and 6.8% of total loans, respectively. Commercial loans help diversify our loan portfolio and help improve the interest rate sensitivity of our assets. Additionally, the merger with Boardwalk Bancorp significantly increased our commercial loan portfolio. Our maximum loans-to-one borrower limit was $16.4 million at December 31, 2009, although we do not expect to have any lending relationship that would reach this limit.
Use prudent underwriting standards to maintain a high quality loan portfolio. We believe that maintaining high asset quality is a key to long-term financial success. We have sought to grow and diversify our loan portfolio while actively managing non-performing assets. We believe we use prudent underwriting standards and we diligently monitor collection efforts. However, the current severe economic recession has adversely affected many of our borrower customers and has increased our delinquent and non-performing loans. Our non-performing loans increased to 4.14% of total loans at December 31, 2009 from 2.65% of total loans at December 31, 2008. Although we intend to continue our efforts to originate commercial real estate and commercial business loans, we intend to maintain our philosophy of prudent underwriting of such loans.
Continuing to originate residential mortgage loans in our primary market area. We will continue to provide products and services that meet the needs of our residential lending customers in our primary market area. We offer both fixed rate and adjustable rate loans, with a variety of terms to meet our customers’ needs.
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
Comparison of Financial Condition at December 31, 2009 and December 31, 2008
The Company’s total assets decreased by $17.9 million, or 1.6%, to $1.073 billion at December 31, 2009 from $1.091 billion at December 31, 2008.
Cash and cash equivalents decreased $9.0 million, or 39.9%, to $13.5 million at December 31, 2009 from $22.5 million at December 31, 2008.
Interest-bearing time deposits increased to $7.4 million at December 30, 2009 from $5.5 million at December 31, 2008, an increase of $1.9 million or 34.6%. The Company invests in time deposits of other banks generally for terms of one year and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.
Total loans increased $7.7 million, or 1.0%, to $802.8 million at December 31, 2009 from $795.1 million at December 31, 2008. Net loans increased by $5.6 million, net of an increase in allowance for loan losses of $2.1 million. Delinquent loans increased $1.1 million to $34.4 million or 4.3% of total loans at December 31, 2009 from $33.3 million, or 4.2% of total loans, at December 31, 2008. Total delinquent loans by portfolio at December 31, 2009 were $22.3 million of commercial mortgages, $6.5 million of residential mortgages, $1.5 million of construction loans, $3.2 million of commercial business loans, $938,000 of home equity loans and $3,000 of other consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days — $3.2 million; 60 to 89 days — $2.5 million; and 90 days and greater — $28.7 million.

At December 31, 2009, the Company had $33.2 million in non-performing loans, or 4.14% of total loans, compared to $21.1 million, or 2.65% of total loans, at December 31, 2008. At December 31, 2009, non-performing loans by loan portfolio category were as follows: $25.1 million of commercial mortgage loans; $3.2 million of residential mortgage loans; $1.3 million of construction loans; $3.1 million of commercial business loans; and $482,000 of home equity loans.
At December 31, 2009, commercial non-performing loans had collateral type concentrations of $3.5 million (13 loans or 12%) were secured by residential, duplex and multi-family properties, $3.6 million (9 loans or 12%) were secured by land and building lots, $2.2 million (8 loans or 7%) were secured by retail stores, $4.6 million (10 loans or 15%) were secured by restaurant properties, $2.0 million (2 loans or 7%) were secured by marina properties, $1.8 million (2 loans or 6%) were secured by auto dealerships, $2.9 million ( 6 loans or 10%) were secured by B&B and hotels and $8.9 million (21 loans or 28%) were secured by commercial buildings and equipment. The three largest relationships in this category of non-performing loans are $4.4 million, $2.8 million, and $2.0 million.
We believe we have appropriately charged-off or established adequate loss reserves on problem loans that we have identified. For 2010, we anticipate a gradual decrease in the amount of problem assets based on trends begun during the fourth quarter of 2009. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. During this same period, signs of further credit deterioration have also been decreasing. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities decreased by $10.7 million, or 6.5%, to $152.8 million at December 31, 2009 from $163.5 million at December 31, 2008. At December 31, 2009, all of the Company’s investment securities were classified as available-for-sale (AFS) and coincides with the December 31, 2009 effective date of reclassifying the held-to-maturity (HTM) portion of its portfolio to AFS. HTM securities with a market value of $44.5 million and an amortized cost of $43.0 million were reclassified to AFS. This change in classification provides flexibility and enables the Company to respond more effectively to changes in market value of the investment portfolio as well as enhances its sources of liquidity. The decline in the portfolio is primarily a result of selling FHLMC and FNMA adjustable rate MBS securities with a carrying value of $31.7 million partially offset by purchases of callable U.S. Government and agency obligations and fixed rate corporate bonds both of which have terms to maturity ranging from two to three years. These investment security transactions allowed the Company to harvest gains of $1.2 million in the short-term while shortening the duration of the portfolio and positioning it to capitalize in anticipation of rising interest rates. The Company also experienced additional OTTI related to its CDO portfolio during the year. This sector of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. At December 31, 2009, these securities had a cost basis of $13.0 million and a fair market value of $1.5 million. The Company also recorded a $5.1 million charge to earnings during the year related to the credit loss portion of impairment.

Total deposits increased by $25.5 million, or 3.6%, to $736.6 million at December 31, 2009, from $711.1 million at December 31, 2008.
Certificates of deposit decreased $19.3 million, or 5.4%, to $336.9 million at December 31, 2009 from $356.2 million at December 31, 2008, and NOW and money market accounts increased $45.7 million, or 21.5%, to $257.9 million at December 31, 2009 from $212.2 million at December 31, 2008. Non-interest bearing deposits decreased $893,000, or 1.4%, to $62.4 million at December 31, 2009 from $63.3 million at December 31, 2008. Savings deposits decreased $125,000 or 0.2% to $79.4 million at December 31, 2009 from $79.5 million at December 31, 2008.
Total borrowings decreased $30.5 million, or 13.0%, to $204.0 million at December 31, 2009 from $234.5 million at December 31, 2008. At December 31, 2009, our borrowings to assets ratio decreased to 19.0% from 21.5% at December 31, 2008. Borrowings to total liabilities decreased to 21.6% at December 31, 2009 from 24.7% at December 31, 2008.
Stockholders’ equity decreased by $14.2 million, or 10.1%, to $126.5 million at December 31, 2009, from $140.7 million at December 31, 2008. The decrease in equity is primarily attributable to the $17.9 million net loss partially offset by a decrease in accumulated other comprehensive loss, net of tax of $3.4 million. This change excludes the effect of the reclassification between retained earnings and accumulated other comprehensive income (loss), pursuant to the FASB guidance regarding the recognition and presentation of other-than-temporary impairment. At December 31, 2009, stockholders’ equity totaled $126.5 million, or 11.8% of total assets, and tangible equity totaled $103.4 million or 9.6% of total assets.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008
General. The Company recorded a net loss of $17.9 million for the year ended December 31, 2009 compared to a net loss of $42.5 million for the year ended December 31, 2008. The 2009 loss primarily resulted from a $12.0 million tax expense related to the establishment of a deferred tax asset valuation allowance, a $13.2 million provision for loan losses, and an other-than-temporary impairment charge of $5.1 million on our investment securities. The loss for 2008 was primarily the result of a non-cash goodwill impairment charge of $31.8 million, an other-than-temporary impairment charge of $15.6 million on our investment securities, a $9.0 provision for loan losses, our contribution of $3.8 million to The CapeBank Charitable Foundation, net of taxes, and approximately $785,000 of expenses, net of taxes, that resulted from the acquisition of Boardwalk Bancorp and name changes. These expenses were partially offset by a tax benefit of $8.2 million and increased net interest income resulting from the acquisition of Boardwalk Bancorp.

Interest Income. Interest income decreased $3.6 million, or 6.2%, to $54.5 million for the year ended December 31, 2009, from $58.1 million for the year ended December 31, 2008. The decrease for the year resulted primarily from a $1.9 million, or 38.5%, decrease in interest income on taxable investments and a $1.4 million, or 3.0%, decrease on interest income on loans. Average loans for the year ended December 31, 2009, increased $38.1 million, or 5.0% to $806.6 million from $768.5 million for the year ended December 31, 2008. The average yield on the loan portfolio decreased 48 basis points to 5.77% for the year ended December 31, 2009 from 6.25% for the year ended December 31, 2008, resulting from a decline in short-term interest rates, higher levels of non-performing loans, indexed loans repricing at lower rates, and competition for new loan originations in a lower interest rate environment.
The average balance of the investment portfolio decreased $9.3 million, or 4.8%, to $184.6 million for the year ended December 31, 2009 from $193.9 million for the year ended December 31, 2008. The average yield on investments decreased 89 basis points to 4.19% for the year ended December 31, 2009 from 5.08% for the year ended December 31, 2008. The decrease in average balance is primarily a result of the sale of adjustable rate agency MBS securities, which had a carrying value of $31.7 million, during the second and third quarters of 2009. The decline in the average yield reflects a lower interest rate environment which negatively affected both the repricing of our adjustable rate MBS portfolio and U.S. Government and agency obligations where called securities were replaced at substantially lower coupon rates. Additionally, interest income includes $333,000 in charged off interest receivables related to 6 CDO securities which were fully written off.
Interest Expense. Interest expense decreased $5.2 million, or 21.5%, to $19.0 million for the year ended December 31, 2009, from $24.2 million for the year ended December 31, 2008. The decrease in interest expense resulted from the bank lowering interest rates on all interest-bearing deposit products in response to the decline in short-term interest rates that occurred at the end of 2008.
Interest expense on NOW (interest-bearing demand accounts) and money market accounts decreased $2.0 million, or 47.8%, to $2.1 million for the year ended December 31, 2009, from $4.1 million for the year ended December 31, 2008, and interest expense on certificates of deposit decreased $2.7 million, or 21.3%, to $9.9 million for the year ended December 31, 2009, from $12.6 million for the year ended December 31, 2008. The average rate paid on NOW and money market accounts decreased 92 basis points to 0.89% for the year ended December 31, 2009, from 1.81% for the year ended December 31, 2008. The average balance of NOW and money market accounts increased $12.4 million, or 5.5%, to $237.0 million for the year ended December 31, 2009, from $224.6 million for the year ended December 31, 2008. The average rate paid on certificates of deposit decreased 89 basis points to 2.66% for the year ended December 31, 2009, from 3.55% for the year ended December 31, 2008, while the average balance of certificates of deposit increased $18.2 million, or 5.1% to $371.7 million for the year ended December 31, 2009, from $353.5 million for the year ended December 31, 2008. Interest expense on savings accounts decreased $677,000 to $385,000 for the year ended December 31, 2009, from $1.1 million for the year ended December 31, 2008. The average rate paid on savings deposits decreased 81 basis points to 0.48% for the year ended December 31, 2009, from 1.29% for the year ended December 31, 2008, while the average balance of savings accounts decreased $2.1 million, or 2.5% to $80.2 million for the year ended December 31, 2009, from $82.3 million for the year ended December 31, 2008. The average balance of NOW and money market accounts includes indexed priced municipal accounts for the year ended December 31, 2009, with an average balance of $24.4 million and an average rate of 0.43%, compared to an average balance of $20.3 million and an average rate of 1.94% for the year ended December 31, 2008.
Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) increased $68,000, or 1.0%, to $6.638 million for the year ended December 31, 2009 from $6.657 million for the year ended December 31, 2008. The average balance of borrowings declined $1.9 million, or 1.0%, to $191.3 million for the year ended December 31, 2009, from $193.2 million for the year ended December 31, 2008. The average rate paid on borrowings increased 7 basis points to 3.47% for the year ended December 31, 2009, from 3.40% for the year ended December 31, 2008.

Net Interest Income. Net interest income increased $1.6 million, or 4.8%, to $35.5 million for the year ended December 31, 2009, from $33.9 million for the year ended December 31, 2008. Our net interest margin increased by 6 basis points to 3.54% for the year ended December 31, 2009, from 3.48% for the year ended December 31, 2008. The increase in net interest income resulted from having more rate sensitive liabilities tied to short-term interest rates reprice to lower rates than rate sensitive assets. In particular, significant interest expense savings was realized from all deposit products due to pricing strategies implemented during the year. The ratio of average interest earning assets to average interest bearing liabilities increased to 114.1% during the year ended December 31, 2009, from 113.9% for the year ended December 31, 2008.
Provision for Loan Losses. In accordance with FASB ASC Topic No. 450 Contingencies, we establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, external factors such as competition and regulatory, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans.
Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well secured and in the process of collection. Loans are also placed on non-accrual status when they are less than 90 days delinquent, if collection of principal or interest in full is in doubt. This determination is normally the result of the review of the borrower’s financial statements or other information that is obtained by the Bank.
All loans that are on non-accrual status are reviewed by management monthly to determine if a specific reserve or charge-off is appropriate. At this point in the delinquency collection efforts, the primary consideration is collateral value. When the Bank has a current appraisal, generally less than six months old, and management agrees that the property has not deteriorated in value since the appraisal, then management will analyze the loan in accordance with FASB ASC Topic No. 310 Receivables. When a current appraisal is not available, the Bank will request one. Upon receipt of the appraisal, we will review the loan in accordance with FASB ASC Topic No. 310 Receivables. Prior to receipt of an appraisal, management will consider, based on its knowledge of the market and other available information pertinent to the particular loan being reviewed, allocating a specific reserve for that loan. Loans are charged off partially or in full based on upon the results of a completed FASB ASC Topic No. 310 Receivables analysis. We also perform a FASB ASC Topic No. 310 Receivables analysis on loans that are not collateralized by real estate.
The amount of the allowance is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
We recorded a provision for loan losses of $13.2 million for the year ended December 31, 2009 compared to $9.0 million for the year ended December 31, 2008. The increase in the provision for losses over the prior year reflects the continued credit deterioration in our market area. The ratio of the allowance for loan losses to non-performing loans decreased to 40.0% at December 31, 2009, from 53.4% at December 31, 2008. This ratio is negatively affected when a loan is charged-off. For the year ended December 31, 2009, charge-offs were $11.7 million compared to $5.7 million for the year ended December 31, 2008, resulting primarily from increased charge-offs on real estate-related loans. Included in the 2009 charge-offs of $11.7 million were partial charge-offs totaling $6.5 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.0063%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 13.2%. This 13.2% represents the charge-off rate for non-performing loans for which the full loss has been charged-off. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the year ended December 31, 2009 were $568,000 compared to $27,000 for the year ended December 31, 2008.
Our allowance for loans losses increased by $2.1 million, or 18.8%, to $13.3 million at December 31, 2009, from $11.2 million at December 31, 2008. The ratio of our allowance for loan loss to total loans increased to 1.66% at December 31, 2008, from 1.41% at December 31, 2008.

Non-Interest Income. Non-interest income increased $11.7 million to $932,000 for the year ended December 31, 2009, from $(10.8) million for the year ended December 31, 2008. The increase resulted from the Bank recognizing an other-than-temporary impairment charge on investment securities totaling $5.1 million for the year ended December 31, 2009 compared to an impairment charge of $15.6 million for the year ended December 31, 2008 of which $14.5 million related to collateralized debt obligations and $1.1 million related to Fannie Mae and Freddie Mac preferred stock. Gains on sales of investment securities totaled $1.2 million for the year ended December 31, 2009 compared to $40,000 for the year ended December 31, 2008 and net gains on sales of loans totaled $130,000 for the 2009 period compared to $36,000 for the 2008 period. Net losses on the sale of other real estate owned totaled $323,000 for the year ended December 31, 2009. In addition, for the year ended December 31, 2008, a $149,000 charge to non-interest income was recognized resulting from the retirement of old equipment and replacement of signage associated with the acquisition of Boardwalk Bank.
Non-Interest Expense. Non-interest expense decreased $35.5 million to $29.2 million for the year ended December 31, 2009 from $64.7 million for the year ended December 31, 2008. The year-to-year decrease resulted primarily from a non-cash goodwill impairment charge totaling $31.8 million for the year ended December 31, 2008 and a $6.3 million expense related to the formation of The CapeBank Charitable Foundation in 2008. For the year ended December 31, 2009, salaries and employee benefits increased $599,000, or 4.2%. This resulted primarily from a $1.3 million charge related to payments made under the employment agreement of the Company’s former President and CEO, partially offset by reduced pension plan costs of $605,000. For the year ended December 31, 2009, FDIC insurance premiums were $1.7 million compared to $525,000 for the year ended December 31, 2008, an increase of $1.2 million, or 229.3%. Loan related expenses increased $1.5 million for the year ended December 31, 2009 resulting from increased expenses related to non-performing loans. In addition, year-to-year, advertising costs declined $219,000, professional services (audit and legal) declined $172,000 and consulting fees declined $242,000.
Income Tax Expense. For the year ended December 31, 2009 income tax expense was $12.0 million, compared to a tax benefit of $8.2 million for the year ended December 31, 2008. Tax expense for 2009 is primarily a result of recording a deferred tax asset valuation allowance of $16.0 million after it was determined that it was “more likely than not” that a portion of the deferred tax assets of the Company will not be realized. The 2008 tax benefit resulted from a pre-tax loss that was partially offset by the disallowance of the $31.8 million goodwill impairment charge.
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
Interest Income. Interest income increased $21.5 million, or 58.7%, to $58.1 million for the year ended December 31, 2008, from $36.6 million for the year ended December 31, 2007. The increase for the year resulted primarily from a $16.9 million, or 54.3%, increase in interest income on loans. Average loans for the year ended December 31, 2008, increased $313.2 million, or 68.8% to $768.5 million from $455.2 million for the year ended December 31, 2007. The average yield on the loan portfolio decreased 59 basis points to 6.25% for the year ended December 31, 2008 from 6.84% for the year ended December 31, 2007, resulting from a decline in short-term interest rates, indexed loans repricing at lower rates, and strong competition for new loan originations in a declining interest rate environment. The increase in the average balance of loans was the result of the acquisition of Boardwalk Bancorp during the period.
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
Interest expense on NOW (interest bearing demand accounts) and money market accounts decreased $178,000, or 4.2%, to $4.1 million for the year ended December 31, 2008, from $4.2 million for the year ended December 31, 2007, and interest expense on certificates of deposit increased $4.5 million, or 56.5%, to $12.5 million for the year ended December 31, 2008, from $8.0 million for the year ended December 31, 2007. The average rate paid on certificates of deposit decreased 101 basis points to 3.55% for the year ended December 31, 2008, from 4.56% for the year ended December 31, 2007, while the average balance of certificates of deposit increased $177.6 million, or 100.9% to $353.5 million for the year ended December 31, 2008, from $175.9 million for the year ended December 31, 2007. Similarly, the average rate paid on NOW and money market accounts decreased 83 basis points to 1.81% for the year ended December 31, 2008, from 2.64% for the year ended December 31, 2007. The average balance of NOW and money market accounts increased $64.3 million, or 40.1%, to $224.6 million for the year ended December 31, 2008, from $160.3 million for the year ended December 31, 2007. We decreased rates on maturing certificates of deposit, NOW and money market accounts in response to the decline in short-term interest rates. The average balance of NOW and money market accounts includes indexed priced municipal accounts for the year ended December 31, 2008, with an average balance of $20.3 million and an average rate of 1.94%. These accounts were offered beginning in May 2007, and the year end average balance reflects balances from that date. For the year ended December 31, 2007, the average balance of indexed priced municipal accounts was $16.3 million and had an average rate of 4.62%. The increase in average total deposits was the result of the acquisition of Boardwalk Bancorp.
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
Net Interest Income. Net interest income increased $14.4 million, or 73.9%, to $33.9 million for the year ended December 31, 2008, from $19.5 million for the year ended December 31, 2007. Our net interest rate spread increased by 20 basis points to 3.14% for the year ended December 31, 2008, from 2.94% for the year ended December 31, 2007, and our net interest margin increased by 6 basis points to 3.48% for the year ended December 31, 2008, from 3.42% for the year ended December 31, 2007. The increase in our net interest spread resulted from having more rate-sensitive liabilities than assets tied to short-term interest rates, which decreased during the period. The smaller increase in our net interest margin was due to the decline in the ratio of average interest earning assets to average interest bearing liabilities to 113.9% during the year ended December 31, 2008, from 116.0% for the year ended December 31, 2007.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of delinquent loans. The amount of the allowance is based on management’s judgment of potential losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.

We recorded a provision for loan losses of $9.0 million for the year ended December 31, 2008 compared to $357,000 for the year ended December 31, 2007. The increase in the provision for losses over the prior year reflects management’s analysis of impaired loans as well as the increase in loans outstanding resulting from the acquisition of Boardwalk Bancorp.
Our allowance for loan losses increased by $7.1 million, or 172.7%, to $11.2 million at December 31, 2008, from $4.1 million at December 31, 2007. The ratio of our allowance for loan loss to total loans increased to 1.41% at December 31, 2008, from 0.89% at December 31, 2007. The ratio of the allowance for loan losses to non-performing loans decreased to 53.4% at December 31, 2008, from 102.9% at December 31, 2007, resulting from a higher level of non-performing loans. For the year ended December 31, 2008, charge-offs were $5.7 million compared to $232,000 for the year ended December 31, 2007, resulting primarily from increased charge-offs on real estate-related loans.
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

	For the Years Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$13,212	$230	1.74%	$10,024	$275	2.74%	$3,950	$187	4.73%
Investments	184,578	7,742	4.19%	193,921	9,854	5.08%	110,152	5,327	4.84%
Loans	806,586	46,561	5.77%	768,458	47,998	6.25%	455,222	31,115	6.84%

Total interest- earning assets	1,004,376	54,533	5.43%	972,403	58,127	5.98%	569,324	36,629	6.43%
Noninterest-earning assets	101,894			138,464			50,457
Allowance for loan losses	(12,268)			(8,955)			(3,985)

Total assets	$1,094,002			$1,101,912			$615,796

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$108,665	414	0.38%	$106,826	1,030	0.96%	$76,310	1,043	1.37%
Savings accounts	80,248	385	0.48%	82,309	1,062	1.29%	79,161	1,290	1.63%
Money market accounts	128,319	1,705	1.33%	117,821	3,029	2.57%	84,020	3,194	3.80%
Certificates of deposit	371,664	9,886	2.66%	353,501	12,562	3.55%	175,924	8,029	4.56%
Borrowings	191,256	6,638	3.47%	193,203	6,570	3.40%	75,359	3,590	4.76%

Total interest- bearing liabilities	880,152	19,028	2.16%	853,660	24,253	2.84%	490,774	17,146	3.49%
Noninterest-bearing deposits	68,364			68,158			46,061
Other liabilities	6,603			6,417			7,628

Total liabilities	955,119			928,235			544,463
Stockholders’ equity	138,883			173,677			71,333

Total liabilities & stockholders’ equity	$1,094,002			$1,101,912			$615,796

Net interest income		$35,505			$33,874			$19,483

Net interest spread			3.27%			3.14%			2.94%
Net interest margin			3.54%			3.48%			3.42%

Net interest income and margin (tax equivalent basis) (1)		$36,155	3.60%		$34,441	3.54%		$19,736	3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.11%			113.91%			116.01%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $650,000, $587,000 and $263,000 for the years ended December 31, 2009, 2008 and 2007 respectively. The average yield on investments increased to 4.55% from 4.19% for the year ended December 31, 2009, increased to 5.52% from 5.08% for the year ended December 31, 2008, and increased to 5.09% from 4.84% for the year ended December 31, 2007.

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

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Compared to December 31, 2008			Compared to December 31, 2007
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)			(in thousands)
Interest-Earning Assets
Interest-earning deposits	$73	$(118)	$(45)	$168	$(80)	$88
Investments	(487)	(1,625)	(2,112)	4,267	260	4,527
Loans	2,256	(3,693)	(1,437)	19,663	(2,780)	16,883

Total interest income	1,842	(5,436)	(3,594)	24,098	(2,600)	21,498

Interest-Bearing Liabilities
Interest-bearing demand accounts	18	(634)	(616)	226	(239)	(13)
Savings accounts	(26)	(651)	(677)	41	(269)	(228)
Money market accounts	248	(1,572)	(1,324)	824	(989)	(165)
Certificates of deposit	612	(3,288)	(2,676)	6,342	(1,809)	4,533
Borrowings	(72)	140	68	4,018	(1,038)	2,980

Total interest expense	780	(6,005)	(5,225)	11,451	(4,344)	7,107

Total net interest income	$1,062	$569	$1,631	$12,647	$1,744	$14,391

Management of Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice Presidents of Commercial and Residential Lending, Vice President of Retail Funding and our Controller. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial loans that generally tend to have shorter repricing or reset periods and higher interest rates than residential mortgage loans;

•	investing in shorter duration investment grade corporate securities and mortgage-backed securities;

•	originating adjustable rate and short-term consumer loans;

•	selling a portion of our long-term residential mortgage loans;

•	obtaining general financing through lower cost deposits and advances from the Federal Home Loan Bank; and

•	lengthening the terms of borrowings and deposits
Shortening the average maturity of our interest-earning assets by increasing our investments in shorter term loans, as well as loans with variable interest rates, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
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

The table below sets forth, as of December 31, 2009, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in Estimated
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Net Interest Income
(basis points)(1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)
+200	$147,578	$(19,604)	-11.73%	$34,402	$(3,493)	-9.22%
+100	$157,577	$(9,605)	-5.75%	$36,210	$(1,685)	-4.45%
0	$167,182			$37,895
-100	$165,746	$(1,436)	-0.86%	$38,884	$989	2.61%
-200	$157,901	$(9,281)	-5.55%	$37,987	$92	0.24%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.
The table above indicates that at December 31, 2009, in the event of a 100 basis point increase in interest rates, we would experience a 6% decrease in net portfolio value and a $1.7 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1% decrease in net portfolio value and a $989,000 increase in net interest income.
Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $92.5 million during 2009 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of December 31, 2009, the Company’s entire investment portfolio, with a fair market value of $152.8 million, was classified as available-for-sale. Effective December 31, 2009, the Company reclassified its held-to-maturity securities, which had a fair market value of $44.5 million and an amortized cost of $43.0 million, as available-for-sale.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Management Policy and Contingency Funding Plan that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Chief Financial Officer and the Treasury Department.
Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $25.5 million, or 3.6%, during 2009, and comprised 77.8% of total liabilities at December 31, 2009, as compared to 74.9% at December 31, 2008.
Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15 — “Regulatory Matters” of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 12 — “Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk” of the Notes to Consolidated Financial Statements.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(in thousands)

Borrowings	$59,950	$50,000	$45,000	$49,031	$203,981
Operating leases	—	—	—	—	—
Capitalized leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Certificates of deposit	279,726	42,870	14,315	—	336,911
Other long-term liabilities	—	—	—	—	—

Total	$339,676	$92,870	$59,315	$49,031	$540,892

Commitments to extend credit	$85,592	$—	$—	$—	$85,592

Impact of Inflation and Changing Prices
Our consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles. Generally accepted accounting principles generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

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
Cape Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This report appears on page F-1.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements
The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2009 and 2008

(C)	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

(D)	Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(F)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)
4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Employment Agreement for Herbert L. Hornsby Jr. (1)
10.3	Employment Agreement for Robert J. Boyer (1)
10.4	Employment Agreement for Michael D. Devlin (1)
10.5	Employment Agreement for Guy A. Deninger (1)
10.6	Form of Change in Control Agreement (1)
10.7	Form of Director Retirement Plan (1)
10.8	Benefit Equalization Plan (1)
10.9	2008 Equity Incentive Plan (3)
14	Code of Ethics (4)
21	Subsidiaries of Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc.. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.
Date: March 16, 2010	By:	/s/ Michael D. Devlin
Michael D. Devlin
Chief Executive Officer and President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael D. Devlin Michael D. Devlin	Chief Executive Officer and President (Principal Executive Officer)	March 16, 2010

/s/ Guy Hackney Guy Hackney	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ James J. Lynch James J. Lynch	Director	March 16, 2010

/s/ Agostino R. Fabietti Agostino R. Fabietti	Director	March 16, 2010

/s/ Robert F. Garrett, III Robert F. Garrett, III	Director	March 16, 2010

/s/ Frank J. Glaser Frank J. Glaser	Director	March 16, 2010

/s/ Louis H Griesbach, Jr. Louis H. Griesbach, Jr.	Director	March 16, 2010

/s/ David C. Ingersoll, Jr. David C. Ingersoll, Jr.	Director	March 16, 2010

/s/ Joanne D. Kay Joanne D. Kay	Director	March 16, 2010

/s/ Matthew J. Reynolds Matthew J. Reynolds	Director	March 16, 2010

/s/ Thomas K. Ritter Thomas K. Ritter	Director	March 16, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAPE BANCORP AND SUBSIDIARIES
***

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cape Bancorp, Inc.:
We have audited the internal control over financial reporting of Cape Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the

Cape Bancorp, Inc.
March 15, 2010

related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.
Philadelphia, Pennsylvania
March 15, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cape Bancorp, Inc.:
We have audited the accompanying consolidated balance sheet of Cape Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company as of December 31, 2008 and for each of the years in the two-year period ended December 31, 2008 were audited by other auditors whose report thereon dated March 16, 2009, expressed an unqualified opinion on those financial statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments — Debt and Equity Securities), as of April 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Philadelphia, Pennsylvania
March 15, 2010

Report of Independent Registered Public Accounting Firm
Cape Bancorp, Inc.
Cape May Court House, New Jersey
We have audited the accompanying consolidated statement of condition of Cape Bancorp, Inc. as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP
Livingston, New Jersey
March 16, 2009

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands)
ASSETS
Cash & due from financial institutions	$9,573	$10,117
Interest-bearing bank balances	3,940	12,384

Cash and cash equivalents	13,513	22,501
Interest-bearing time deposits	7,451	5,534
Investment securities available for sale, at fair value (amortized cost of $162,935 and $123,831 respectively)	152,815	114,655
Investment securities held to maturity (fair value of $0 and $49,938 respectively)	—	48,825
Loans held for sale	398	—
Loans, net of allowance of $13,311 and $11,240 respectively	789,473	783,869
Accrued interest receivable	4,630	4,736
Premises and equipment, net	26,383	27,342
Other real estate owned	4,817	798
Federal Home Loan Bank (FHLB) stock, at cost	10,275	11,602
Prepaid FDIC insurance premium	4,377	—
Deferred income taxes	3,956	17,247
Bank owned life insurance (BOLI)	27,210	26,446
Goodwill	22,575	22,575
Intangible assets, net	585	786
Assets held for sale	1,828	2,026
Other assets	2,535	1,793

Total assets	$1,072,821	$1,090,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$62,365	$63,258
Interest-bearing deposits	674,222	647,872
Borrowings	203,981	234,484
Advances from borrowers for taxes and insurance	542	585
Accrued interest payable	807	778
Other liabilities	4,356	3,033

Total liabilities	946,273	950,010

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued and outstanding 13,313,521 shares	133	133
Additional paid-in capital	126,695	126,801
Unearned ESOP shares	(9,806)	(10,232)
Accumulated other comprehensive loss, net	(6,645)	(6,022)
Retained earnings	16,171	30,045

Total stockholders’ equity	126,548	140,725

Total liabilities & stockholders’ equity	$1,072,821	$1,090,735

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$46,561	$47,998	$31,114
Interest and dividends on investments
Taxable	2,961	4,811	2,123
Tax-exempt	1,359	1,290	610
Interest on mortgage-backed securities	3,652	4,028	2,782

Total interest income	54,533	58,127	36,629

Interest expense:
Interest on deposits	12,390	17,683	13,556
Interest on borrowings	6,638	6,570	3,590

Total interest expense	19,028	24,253	17,146

Net interest income before provision for loan losses	35,505	33,874	19,483
Provision for loan losses	13,159	9,009	357

Net interest income after provision for loan losses	22,346	24,865	19,126

Non-interest income:
Service fees	3,011	3,202	2,449
Net gains on sale of loans	130	36	299
Net income from BOLI	1,041	1,005	593
Net rental income	318	342	348
Gain on sales of investment securities available for sale, net	1,195	40	—
Loss on disposal of other assets	(7)	(158)	(7)
Other	377	380	310
Gross other-than-temporary impairment losses	(7,538)	(15,640)	—
Less: Portion of loss recognized in other comprehensive income	2,405	—	—

Net other-than-temporary impairment losses	(5,133)	(15,640)	—

Total non-interest income (expense)	932	(10,793)	3,992

Non-interest expense:
Salaries and employee benefits	14,950	14,351	11,108
Occupancy and equipment	3,480	3,618	1,949
Federal insurance premiums	1,729	525	53
Data processing	1,246	1,370	933
Charitable Foundation contribution	—	6,256	—
Loan related expenses	1,766	280	73
Advertising	358	577	473
Telecommunications	852	870	548
Professional services	816	988	235
Goodwill impairment	—	31,751	—
OREO expenses	628	4	—
Other operating	3,343	4,127	3,019

Total non-interest expense	29,168	64,717	18,391

Income (loss) before income taxes	(5,890)	(50,645)	4,727

Income tax expense (benefit)	12,011	(8,154)	1,299

Net income (loss)	$(17,901)	$(42,491)	$3,428

Earnings (loss) per share (see Note 16):
Basic	$(1.45)	$(3.49)	n/a
Diluted	$(1.45)	$(3.49)	n/a

Weighted average number of shares outstanding:
Basic	12,312,714	12,280,494	n/a
Diluted	12,312,714	12,280,494	n/a
See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2009, 2008 and 2007

					Accumulated
			Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
	(in thousands)

Balance, December 31, 2006	$—	$—	$—	$69,107	$(164)	$68,943

Net income	—	—	—	3,429	—	3,429

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	457	457

Total comprehensive income	—	—	—			3,886

Balance, December 31, 2007	—	—	—	72,536	293	72,829

Net loss	—	—	—	(42,491)	—	(42,491)

Net unrealized losses, net of reclassification adjustments and taxes	—	—	—	—	(6,315)	(6,315)

Total comprehensive loss	—	—	—			(48,806)

Conversion from mutual to stock company and simultaneous acquisition of Boardwalk Bancorp	133	126,832	(10,658)	—	—	116,307

ESOP shares earned	—	(31)	426	—	—	395

Balance, December 31, 2008	133	126,801	(10,232)	30,045	(6,022)	140,725

Net loss	—	—	—	(17,901)		(17,901)

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	3,404	3,404

Total comprehensive loss	—	—	—	—		(14,497)

Cumulative effect adjustment to reclassify non-credit component of previously recorded other-than-temporary impairment	—	—	—	4,027	(4,027)	—

ESOP shares earned	—	(106)	426	—	—	320

Balance, December 31, 2009	$133	$126,695	$(9,806)	$16,171	$(6,645)	$126,548

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(17,901)	$(42,491)	$3,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	13,159	9,009	357
Net gain on the sale of loans	(130)	(36)	(299)
Net (gain) loss on the sale of other real estate owned	323	(1)	—
Impairment of goodwill	—	31,751	—
Loss on impairment of securities	5,133	15,640	—
Net gain on sale of investments	(1,195)	(40)	—
Loss on disposal of property and equipment	—	158	—
Write-down of assets held for sale	198	241	—
Earnings on BOLI	(1,041)	(1,006)	(593)
Origination of loans held for sale	(10,971)	(1,794)	(22,671)
Proceeds from sale of loans	10,573	2,144	23,087
Depreciation and amortization	1,850	1,327	881
ESOP compensation expense	320	395	—
Stock issuance for charitable contribution	—	5,474	—
Deferred income taxes	11,537	(8,372)	(1,241)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	106	785	(146)
Other assets	(4,400)	3,457	437
Accrued interest payable	29	(146)	(31)
Other liabilities	1,323	(5,074)	2,901

Net cash provided by operating activities	8,913	11,421	6,110

Cash flows from investing activities
Proceeds from sales of AFS securities	31,708	2,535	—
Proceeds from calls, maturities, and principal repayments of HTM securities	8,643	6,723	8,065
Proceeds from calls, maturities, and principal repayments of AFS securities	83,884	67,649	42,891
Purchases of HTM securities	(2,998)	(7,940)	(14,461)
Purchases of AFS securities	(108,976)	(57,186)	(41,862)
Redemption (purchase) of Federal Home Loan Bank stock	1,327	(3,925)	1,420
Purchase of BOLI policy	—	—	(325)
Proceeds from sale of other real estate owned	2,299	169	—
(Increase) decrease in interest-bearing time deposits	(1,917)	(1,869)	—
Increase in loans, net	(26,448)	(20,481)	(13,617)
Purchase of property and equipment, net	(544)	(1,918)	(3,337)
Acquisition of Boardwalk Bancorp	—	(46,839)	—

Net cash used in investing activities	(13,022)	(63,082)	(21,226)

Cash flows from financing activities
Net increase (decrease) in deposits	25,614	(74,084)	29,819
Increase (decrease) in advances from borrowers for taxes and insurance	(43)	(65)	(28)
Borrowings	75,450	123,300	45,000
Payments on borrowings	(105,900)	(36,212)	(79,000)
Net proceeds from stock issuance in conversion	—	39,871	—
Deferred stock issuance and acquisition costs	—	—	(1,915)
Proceeds from stock subscriptions	—	—	21,500

Net cash provided by (used in) financing activities	(4,879)	52,810	15,376

Net increase (decrease) in cash and cash equivalents	(8,988)	1,149	260
Cash and cash equivalents at beginning of year	22,501	21,352	21,092

Cash and cash equivalents at end of year	$13,513	$22,501	$21,352

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$18,999	$23,875	$17,177
Income taxes, net of refunds	$17	$1,209	$1,418
Supplementary disclosure of non-cash financing and investing activities:
Fair value of held to maturity securities reclassified to available for sale	$44,523	$—	$—
Transfers from loans to other real estate owned	$7,087	$966	$—
Stock subscriptions applied to equity	$—	$21,500	$—
Issuance of stock to charitable foundation	$—	$5,474	$—
Issuance of stock for acquisition of Boardwalk Bancorp	$—	$49,461	$—
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
The consolidated financial statements include the accounts of Cape Bancorp, Inc and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements as of the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

AUDITED FINANCIAL STATEMENTS

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserve of $668,000 as of December 31, 2009 is included in these balances.
Interest-Bearing Time Deposits: Interest-bearing time deposits, are held to maturity, are carried at cost and have original maturities greater than three months. The consolidated financial statements have been adjusted to reflect the Company’s reclassification of interest-bearing bank balances with original maturities of less than 3 months from interest bearing time deposits to interest-bearing bank balances for 2008 and 2007. These reclassifications had no effect on net income.
Investment Securities: The Bank classifies investment securities as either held to maturity or available for sale. Investment securities held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. Effective December 31, 2009, all held to maturity securities were reclassified as available for sale. The Bank holds a number of securities in its portfolio that may be particularly susceptible to changes in fair value in the near term as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.
When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
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
Recognition of interest income is discontinued when, in the opinion of management, the collectability of such interest becomes doubtful. A commercial loan is classified as non-accrual when the loan is 90 days or more delinquent. Consumer and residential loans are classified as non-accrual when the loan is 90 days or more delinquent with a loan to value ratio greater than 70 percent. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method.
All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Payments are generally applied to reduce the principal balance but, in certain situations, the application of payments may vary.

AUDITED FINANCIAL STATEMENTS

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
Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 5 to 13 years. Other intangible assets are assessed at least annually for impairment and any such impairment will be recognized in the period identified.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. As of December 31, 2009, 85,206 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax purposes are the allowance for loan losses, deferred compensation, deferred loan fees, charitable contributions, depreciation and other-than-temporary impairment charges. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against net deferred tax assets when management has concluded that it is not more likely than not that a portion or all will be realized.
Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740 - 10 - Income Taxes - Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of Interpretation 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
The Company records interest related to uncertain tax positions in interest expense and penalties in non-interest expense, to the extent accrued.
Earnings Per Share: Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

AUDITED FINANCIAL STATEMENTS

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
December 31, 2009
Unrealized holding gains arising during the period	$3,625	$(1,233)	$2,392
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(2,405)	818	(1,587)
Reclassification adjustment for gain on sale of AFS securities	(1,195)	406	(789)
Reclassification adjustment for credit related OTTI included in net income	5,133	(1,745)	3,388

Other comprehensive income, net	$5,158	$(1,754)	$3,404

December 31, 2008
Unrealized holding losses arising during the period	$(25,247)	$8,722	$(16,525)
Reclassification adjustment for gain on sale of AFS securities	(40)	14	(26)
Reclassification adjustment for net losses realized in net income	15,640	(5,404)	10,236

Other comprehensive loss, net	$(9,647)	$3,332	$(6,315)

December 31, 2007
Unrealized holding gains arising during the period	$711	$(254)	$457
Reclassification adjustment for net losses realized in net income	—	—	—

Other comprehensive income, net	$711	$(254)	$457

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

AUDITED FINANCIAL STATEMENTS

Effect of Newly Issued Accounting Standards: New FASB authoritative accounting guidance, Accounting Standards Update (“ASU”) No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under FASB ASC Topic 820 is effective for interim and annual periods beginning after August 2009 and did not have a material impact on the Company’s financial condition or results of operations.
In June 2009, FASB issued FASB ASC Topic 105, “Generally Accepted Accounting Principles.” FASB ASC Topic 105 established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. As the Codification did not change GAAP, the adoption of FASB ASC Topic 105 had no impact on the Company’s financial condition or results of operations.
New authoritative accounting guidance, FASB ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASU No. 2009-17 is not expected to have a material impact on the Company’s financial condition or results of operations.
New authoritative accounting guidance, FASB ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets” makes several significant amendments to FASB ASC Topic 860, “Transfers and servicing” including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance is effective for fiscal years beginning after November 15, 2009. Management does not expect the adoption of FASB ASU No. 2009-16 to have a material impact on the Company’s financial condition or results of operations.
In June 2009, the FASB issued new authoritative accounting guidance under FASB ASC Topic 855, “Subsequent Events.” This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FASB ASC Topic 855 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC Topic 855 did not have a material impact on the Company’s financial condition or results of operations.
In April 2009, FASB issued new authoritative accounting guidance under FASB ASC Topic 820. “Fair Value Measurements and Disclosures.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, the new guidance under FASB ASC Topic 820 provides guidelines for making fair value measurements more consistent with the other principles presented in FASB ASC Topic 820 when the volume and level of activity for assets or liabilities have significantly decreased. The new guidance under FASB ASC Topic 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. The adoption of FASB ASC Topic 820 did not have a material impact on our financial condition or results of operations.

AUDITED FINANCIAL STATEMENTS

In April 2009, FASB issued new authoritative accounting guidance under FASB ASC Topic 320, “Investments—Debt and Equity Securities” regarding the recognition and presentation of other-than-temporary impairments, which modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, and entity that intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. This standard is effective for interim and annual periods ending after June 15, 2009. As a result of this standard the Company recorded a cumulative effect adjustment net of tax of $4.1 million to retained earnings for the non-credit portion of OTTI previously recognized as well as recognized a charge to earnings for credit losses incurred in the period of adoption.
In April 2009, FASB issued new authoritative accounting guidance under FASB ASC Topic 825, “Financial Instruments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, the new guidance under FASB ASC Topic 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance under FASB ASC Topic 825 only relates to disclosures and therefore did not have an impact on our financial condition or results of operations. We adopted the new guidance under FASB ASC Topic 825 on June 30, 2009.

AUDITED FINANCIAL STATEMENTS

NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale and held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2009
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$46,004	$96	$(128)	$45,972
Municipal bonds	33,901	953	(473)	34,381
Collateralized debt obligations	13,038	58	(11,640)	1,456
Corporate bonds	10,851	195	—	11,046

Total debt securities	$103,794	$1,302	$(12,241)	$92,855

Mortgage-backed securities
GNMA pass-through certificates	$677	$16	$—	$693
FHLMC pass-through certificates	5,338	175	—	5,513
FNMA pass-through certificates	26,612	1,001	(25)	27,588
Collateralized mortgage obligations	26,514	567	(915)	26,166

Total mortgage-backed securities	$59,141	$1,759	$(940)	$59,960

Total securities available for sale	$162,935	$3,061	$(13,181)	$152,815

AUDITED FINANCIAL STATEMENTS

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2008
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$31,296	$480	$(10)	$31,766
Municipal bonds	11,024	26	(336)	10,714
Collateralized debt obligations	11,832	—	(8,799)	3,033
Corporate bonds	4,975	—	(197)	4,778

Total debt securities	$59,127	$506	$(9,342)	$50,291

Mortgage-backed securities
GNMA pass-through certificates	$773	$2	$(12)	$763
FHLMC pass-through certificates	20,449	352	(31)	20,770
FNMA pass-through certificates	33,465	472	(539)	33,398
Collateralized mortgage obligations	10,017	31	(615)	9,433

Total mortgage-backed securities	$64,704	$857	$(1,197)	$64,364

Total securities available for sale	$123,831	$1,363	$(10,539)	$114,655

Investment securities held to maturity
Municipal bonds	$24,582	$604	$(32)	$25,154
Mortgage-backed securities
GNMA pass-through certificates	17	1	—	18
FHLMC pass-through certificates	2,670	45	—	2,715
FNMA pass-through certificates	10,897	323	(17)	11,203
Collateralized mortgage obligations	9,922	199	(10)	10,111
Grantor Trust (money market fund)	737	—	—	737

Total securities held to maturity	$48,825	$1,172	$(59)	$49,938

Effective December 31, 2009 the Company reclassified the Held-to-Maturity (HTM) portion of its investment portfolio, which had a market value of $44.5 million and an amortized cost of $43.0 million, to Available-for-Sale (AFS). This change in classification provides flexibility and enables the Company to respond more effectively to changes in market value of the investment portfolio as well as enhances its sources of liquidity.

AUDITED FINANCIAL STATEMENTS

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$16,877	$(128)	$—	$—	$16,877	$(128)
Corporate and municipal bonds	578	(8)	3,988	(465)	4,566	(473)
Collateralized debt obligations	90	(3,329)	1,308	(8,311)	1,398	(11,640)
Mortgage-backed securities	7,496	(116)	2,718	(824)	10,214	(940)

Total temporarily impaired investment securities	$25,041	$(3,581)	$8,014	$(9,600)	$33,055	$(13,181)

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2008.

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

Management evaluates investment securities to determine if they are other-than-temporarily impaired on at least a quarterly basis. The evaluation process applied to each security includes but is not limited to the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of FASB Accounting Standards Codification (ASC) Topic 325, “Investments Other”, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or would more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers.
At December 31, 2009, the Company’s investment securities portfolio consisted of 349 securities, 55 of which were in an unrealized loss position. The total unrealized loss on the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and mortgage-backed securities (MBS). The unrealized loss in the MBS portfolio is primarily comprised of one security, a non-agency collateralized mortgage obligation. The monthly payments on this security are current, it is over-collateralized and it is protected by several subordinate classes. The remaining securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, municipal obligations and corporate bonds which had unrealized losses that were caused by changing credit spreads in the market as a result of the ongoing credit crisis. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell these securities, the Company does not consider those investments to be OTTI.

AUDITED FINANCIAL STATEMENTS

As of December 31, 2009, the book value of our pooled trust preferred collateralized debt obligations totaled $13.0 million with an estimated fair value of $1.5 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Comm I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of December 31, 2009, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 7.4% to 14.3% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class plus all senior classes. As deferrals and defaults of underlying issuers continue to occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls. Conversely, subordination can be increased as collateral transitions from non-performing to performing.
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2009:
Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number					Credit	Moody’s/	Number of	as a % of	Current
	of		Book	Fair	Unrealized	Related	Fitch	Performing	Current	Performing
Deal	Securities	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$582	$17	$(565)	$(422)	Ca/CC	27	31.10%	0.00%
PreTSL VI	1	Mezzanine	52	6	(46)	(5)	Caa1/CCC	3	68.71%	0.00%
PreTSL XIX	2	Mezzanine	2,739	48	(2,691)	(815)	Ca/C	60	16.42%	0.00%
PreTSL XX	1	Mezzanine	67	13	(54)	(1,685)	NR/C	54	26.23%	0.00%
PreTSL XXI	1	Mezzanine	—	13	13	(1,736)	NR/C	57	26.27%	0.00%
PreTSL XXII	1	Mezzanine	277	18	(259)	(2,320)	NR/C	74	24.48%	0.00%
PreTSL XXIII	1	Mezzanine	416	3	(413)	(29)	NR/CC	105	19.49%	0.00%
PreTSL XXIV	3	Mezzanine	210	20	(190)	(2,364)	Ca/C	69	29.44%	0.00%
PreTSL XXV	2	Mezzanine	—	22	22	(2,948)	NR/C	53	30.96%	0.00%
I-PreTSL I	2	Mezzanine	1,827	299	(1,528)	—	NR/BB	16	17.36%	7.38%
I-PreTSL II	2	Mezzanine	2,706	447	(2,259)	—	NR/BB	29	4.81%	14.32%
I-PreTSL III	3	Mezzanine	2,693	448	(2,245)	—	B2/BB	24	11.16%	8.49%
I-PreTSL IV	1	Mezzanine	437	75	(362)	—	Ba2/B	31	4.16%	8.30%
MM Comm I	1	Mezzanine	1,032	20	(1,012)	(554)	Ca/CCC	9	45.74%	0.00%
Alesco VI	1	Mezzanine	—	7	7	(615)	Ca/CC	49	31.39%	0.00%

Total	24		$13,038	$1,456	$(11,582)	$(13,493)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.
On a quarterly basis we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 15 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the year ending December 31, 2009 of $5.1 million. As a result of adopting certain provisions of FASB ASC Topic No. 320 (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), we were required to record a cumulative effect adjustment to reclassify the portion of previously recorded other-than-temporary impairment charges that were not related to credit losses from retained earnings to accumulated other comprehensive income. Impairment charges related to these securities were recorded during 2008 and the first quarter of 2009 in the amount of $14.5 million and $1.5 million, respectively. We reclassified $6.1 million, $4.0 million net of tax, of these previously recorded OTTI charges from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment. We recorded an additional $3.6 million of OTTI during the remainder of 2009.

AUDITED FINANCIAL STATEMENTS

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325, “Investments — Other”, and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320. The Company uses a third party model (“model”) to assist in calculating the present value of current estimated cash flows to the previous estimate. The present value of the expected cash flows is calculated based on the contractual terms of the security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition. The model also takes into account individual defaults and deferrals that have already occurred by any participating issuer within the pool of entities that make up the security’s underlying collateral. With regard to expected defaults and deferrals, the model can be run using several different scenarios. In general, these assumptions involve significantly higher than average deferral rates in the near term (5% annually in 2010) and return to the historical level (0.25% annually) of bank defaults beginning in 2011. Regarding the I-PreTSL deals, management has determined that the base case scenario which uses the historical default rate of 0.25% annually is appropriate given the relative lack of defaults and deferrals experienced by the insurance company issuers when compared to the bank issuers of the PreTSL deals. The model assumes there will not be any recoveries of defaulted issuers while a recovery rate of 15% of deferring issuers is used in both the PreTSL and I-PreTSL deals.
The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at December 31, 2009, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)

Due within one year or less	$8,964	$9,018
Due after one year but within five years	59,707	60,341
Due after five years but within ten years	11,364	11,671
Due after ten years	23,759	11,825
Mortgage-backed securities	59,141	59,960

Total investment securities	$162,935	$152,815

Gross realized gains on sales of investment securities during 2009 were $1.2 million, compared to $114,000 during 2008. The Company also realized gross losses of $74,000 during 2008 from the sales of securities. Proceeds were $31.7 million in 2009 related to sales of FHLMC and FNMA adjustable rate MBS securities, and $2.5 million in 2008 from the sales of a U.S. Government agency obligation, a municipal bond, and FHLMC and FNMA preferred stock.

AUDITED FINANCIAL STATEMENTS

As of December 31, 2009, the fair value of all securities available for sale that were pledged to secure public fund deposits, short-term borrowings, repurchase agreements, and for other purposes required by law, was $57.5 million. At December 31, 2008 the corresponding amount was $38.5 million.
NOTE 4 — LOANS RECEIVABLE
Loans receivable consist of the following:

	December 31,
	2009	2008
	(in thousands)

Commercial mortgage	$412,475	$411,809
Residential mortgage	244,897	226,963
Construction	28,839	54,187
Home equity loans and lines of credit	52,806	46,850
Commercial business loans	62,685	54,319
Other consumer loans	1,284	1,388

Loans receivable, gross	802,986	795,516

Less:
Allowance for loan losses	13,311	11,240
Deferred loan fees	202	407

Loans receivable, net	$789,473	$783,869

Activity in the allowance for loan losses is as follows:

	2009	2008	2007
	(in thousands)

Balance at beginning of year	$11,240	$4,121	$4,009
Allowance from acquired entity	—	3,791	—
Provisions charged to operations	13,159	9,009	357
Reserve on loan commitments reclassified as other liabilities	—	—	(56)
Charge-offs	(11,656)	(5,708)	(232)
Recoveries	568	27	43

Balance at end of year	$13,311	$11,240	$4,121

AUDITED FINANCIAL STATEMENTS

Individually impaired loans were as follows:

	2009	2008
	(in thousands)

Period-end loans with no allocated allowance for loan losses	$26,020	$24,998
Period-end loans with allocated allowance for loan losses	7,228	—

Total	$33,248	$24,998

Amount of the allowance for loan losses allocated	$3,016	$—

	2009	2008
	(in thousands)

Average of individually impaired loans during year	$31,833	$18,603
Interest income recognized during impairment	49	10
Cash basis interest income recognized	—	2
As of December 31, 2009 and 2008, non-performing loans had a principal balance of approximately $33.2 million and $21.1 million respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $1,254,000 and $754,000 at December 31, 2009 and 2008, respectively. The amount of interest income that would have been earned on non-accrual loans was $4,589,000, $1,951,000 and $417,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2009	2008
	(in thousands)

Mortgage loan portfolios serviced for FNMA	$4,414	$6,209

Custodial escrow balances maintained in connection with serviced loans were $18,000 and $38,000 at December 31, 2009 and 2008, respectively.
The Bank had a policy of offering a 100 basis point interest rate discount to its employees (including officers) for loans on their primary residence. This discount was not available to outside directors. Effective December 31, 2008, this policy was discontinued. Loans to principal officers, directors, and their affiliates were as follows:

	2009	2008
	(in thousands)

Beginning balance	$9,355	$6,729
New loans/advances	5,550	1,369
Loans from acquired entity	—	2,050
Effect of changes in composition of related parties	(42)	(379)
Repayments	(5,840)	(414)

Ending balance	$9,023	$9,355

AUDITED FINANCIAL STATEMENTS

NOTE 5 — FAIR VALUE
FASB ASC Topic No. 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The Company obtained the pricing for these securities from an independent third party who prepared the valuations using a market valuation approach. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.
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

AUDITED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at December 31, 2009			at December 31, 2008
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Available for sale securities:
U.S. Government and agency obligations and municipal bonds	$—	$80,353	$—	$—	$42,480	$—
Corporate bonds and mortgage-backed securities	$—	$71,006	$—	$—	$69,142	$—
Collateralized debt obligations	$—	$—	$1,456	$—	$—	$3,033
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	(in thousands)
	2009	2008
Beginning balance	$3,033	$—
Accretion of discount	238	65
Payments received	(2)	(113)
Increase in amortized cost (1)	6,103	—
Unrealized holding loss	(2,783)	(8,799)
Other-than-temporary impairment included in earnings	(5,133)	(14,463)
Transfers in and/or out of Level 3	—	26,343

Ending balance	$1,456	$3,033

(1)	Increase is due to FASB guidance regarding the recognition and presentation of other-than-temporary impairments.

AUDITED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at December 31, 2009			at December 31, 2008
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans	$—	$33,248	$—	$—	$24,998	$—
Loans held for sale	—	398	—	—	—	—
Other real estate owned	—	4,817	—	—	798	—
Assets held for sale	—	1,828	—	—	2,026	—
Goodwill	—	—	22,575	—	—	22,575
Other intangibles	—	—	585	—	—	786
Other real estate owned properties are recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure. Fair market value is estimated by using professional real estate appraisals.
The following disclosure of estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

AUDITED FINANCIAL STATEMENTS

	At December 31, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$13,513	$13,513	$22,501	$22,501
Interest-bearing time deposits	7,451	7,539	5,534	5,534
Investment securities	152,815	152,815	163,480	164,593
Loans held for sale	398	398	—	—
Loans receivable	789,473	788,421	783,869	799,064
FHLB Stock	10,275	10,275	11,602	11,602
Bank owned life insurance	27,210	27,210	26,446	26,446
Accrued interest receivable	4,630	4,630	4,736	4,736

Liabilities
Savings deposits	$79,368	$79,368	$79,494	$79,494
NOW, checking and MMDA deposits	320,308	320,308	275,443	275,443
Certificates of deposit	336,911	340,084	356,193	360,717
Borrowings	203,981	199,718	234,484	232,090
Accrued interest payable	807	807	778	778
The carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, and accrued interest receivable and payable.
Investment securities — The fair value is determined as previously described.
Loans held for sale — The fair value is equal to the carrying value since the time from when a loan is closed and settled is generally not more than two weeks.
Loans — The fair values of all loans are estimated by discounting the estimated future cash flows using the Company’s interest rates currently offered for loans with similar terms to borrowers of similar credit quality which is not an exit price under FASB ASC Topic No. 820, “Fair Value Measurements and Disclosures”. The carrying value and fair value of loans include the allowance for loan losses.
FHLB stock — Ownership in equity securities of FHLB of New York is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.
Deposits — The fair value of deposits with no stated maturity, such as money market deposit accounts, checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar size, type and maturity.
Borrowings — The fair value of borrowings, which includes Federal Home Loan Bank of New York advances and securities sold under agreement to repurchase, is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for borrowings of similar maturity and terms.
The Company’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon. See Note 12, “Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk” of Notes to Consolidated Financial Statements, for additional information.

AUDITED FINANCIAL STATEMENTS

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 6 — OTHER REAL ESTATE OWNED
At December 31, 2009, other real estate owned totaled $4.8 million and consisted of three residential properties and seven commercial properties. At December 31, 2008, other real estate owned totaled $798,000 and consisted of residential property under development. Other real estate owned is presented net of an allowance for losses, if any. At December 31, 2009 and 2008 there was no allowance for losses on foreclosed real estate.
Net expenses applicable to other real estate owned were $946,000 and $3,000 for the years ended December 31, 2009 and 2008, respectively. Included in net expenses were net losses on sales of other real estate owned of $323,000 and net gains of $1,000 for the years ended December 31, 2009 and 2008, respectively. There was no activity for the 2007 period.
NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment, summarized by major classification, are as follows:

	Estimated
	Useful Lives	2009	2008
		(in thousands)
Land, buildings, and improvements	15 - 39 years	$30,451	$30,441
Furniture and equipment	3 - 7 years	9,977	10,223
Construction-in-progress	—	388	132

Total		40,816	40,796
Accumulated depreciation		(14,433)	(13,454)

Premises and equipment, net		$26,383	$27,342

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1,503,000, $1,608,000, and $856,000, respectively. In December 2008, the amount of $2,026,000, representing a combination of buildings, furniture and equipment was transferred from Premises and Equipment to Assets Held for Sale at the lower of cost or market, less costs to sell.

AUDITED FINANCIAL STATEMENTS

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
The change in the balance for goodwill during the year is as follows:

	2009	2008
	(in thousands)

Beginning balance	$22,575	$—
Acquired goodwill	—	54,478
Impairment	—	(31,751)
Other, net	—	(152)

Ending balance	$22,575	$22,575

FASB ASC Topic No. 350-20, “Goodwill” requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by computing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess.
The Company tested goodwill for impairment during the third quarter of 2009. This test involved estimating the fair value of the Company using financial data and market prices as of September 30, 2009 and utilizing four valuation methodologies including the comparable transactions approach, the control premium approach, the public market peers approach, and the discounted cash flow approach. The results of this test indicated that goodwill was not impaired. The Company continues to evaluate goodwill on a quarterly basis.
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
Once it is determined that the fair value is materially less than the carrying value, FASB ASC Topic No. 350-20 requires a company to calculate the implied fair value of goodwill and compare it to the carrying amount of goodwill. At December 31, 2008, the amount of excess of the carrying amount of goodwill over the implied amount of goodwill is the amount of the impairment loss, which was calculated at $31.8 million by management.
Acquired intangible assets at year end are as follows:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)		(in thousands)
Amortized intangible assets:
Core deposit intangibles	$565	$165	$565	$86
Other customer relationship intangibles	485	300	485	178

Total	$1,050	$465	$1,050	$264

The aggregate amortization expense for the years ended December 31, 2009 and 2008 was $201,000 and $264,000, respectively. There was no amortization expense for the year ending December 31, 2007.

AUDITED FINANCIAL STATEMENTS

The estimated amortization expense for each of the next five years and thereafter is as follows:

(in thousands)

2010	$140
2011	$110
2012	$98
2013	$43
2014	$32
Thereafter	$162
NOTE 9 — DEPOSITS
Deposits are as follows:

	2009	2008
	(in thousands)

Savings accounts	$79,368	$79,494
NOW accounts and money market funds	257,943	212,185
Non-interest bearing checking	62,365	63,258
Certificates of deposit of less than $100,000	201,303	229,533
Certificates of deposit of $100,000 or more	135,608	126,660

	$736,587	$711,130

Interest expense by deposit type was as follows:

	2009	2008	2007
	(in thousands)

Savings accounts	$385	$1,062	$1,290
NOW accounts and money market funds	2,119	4,059	4,237
Certificates of deposit	9,886	12,562	8,029

	$12,390	$17,683	$13,556

AUDITED FINANCIAL STATEMENTS

Certificates of deposit were scheduled to mature contractually within the following periods:

(in thousands)

2010	$279,726
2011	28,980
2012	13,890
2013	10,561
2014	3,654
Thereafter	100

$336,911

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $3,374,000 and $2,970,000 at December 31, 2009 and 2008, respectively.
NOTE 10 — BORROWINGS
At December 31, 2009, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York (FHLB) to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties and various commercial loans secured by commercial real estate subject to FHLB approval. At December 31, 2009, $11,500,000 of these advances were callable on various dates compared to $18,500,000 at December 31, 2008. Interest rates ranged from 0.32% to 5.31% at December 31, 2009, and from 0.44% to 5.31% at December 31, 2008.
Outstanding borrowings mature as follows:

	2009
	FHLB	Repurchase
	Borrowings	Agreements	Total
2010	$59,950	$—	$59,950
2011	25,000	—	25,000
2012	25,000	—	25,000
2013	20,000	—	20,000
2014	25,000	—	25,000
Thereafter	11,541	37,490	49,031

Principal due	$166,491	$37,490	$203,981

At December 31, 2009 and 2008, the Bank had qualified 1 to 4 family loans and commercial loans of approximately $193,828,000 and $240,914,000, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.
Securities sold under agreement to repurchase totaled $37,490,000 at December 31, 2009 are fixed rate and are collateralized by securities with a carrying amount of $42,971,000. At maturity, the securities underlying the agreement are returned to the Company. At December 31, 2009, repurchase agreements totaling $27,500,000 were callable on various dates at par by the repurchase agreement counter-party. At December 31, 2008, securities sold under agreements to repurchase totaled $37,363,000 and were collateralized by securities with a carrying value of $36,139,000 and cash of $4,732,000.

AUDITED FINANCIAL STATEMENTS

Additional information regarding FHLB Borrowings and securities sold under agreements to repurchase is as follows:

	2009			2008
	FHLB	Repurchase		FHLB	Repurchase
	Borrowings	Agreements	Total	Borrowings	Agreements	Total
	(dollars in thousands)			(dollars in thousands)

Average daily balance during the year	$153,582	$37,674	$191,256	$156,653	$36,550	$193,203
Average interest rate during the year	3.27%	4.30%	3.47%	3.18%	4.34%	3.40%
Maximum month-end balance during the year	$193,897	$37,778	$231,675	$197,121	$37,363	$234,484
Weighted average interest rate at year-end	3.09%	4.32%	3.32%	2.28%	4.32%	2.60%
NOTE 11 — INCOME TAXES
Income tax expense (benefit) was as follows:

	2009	2008	2007
	(in thousands)
Current expense:
Federal	$464	$440	$2,369
State	10	23	171

Total current	474	463	2,540

Deferred (benefit):
Federal	(3,176)	(7,333)	(958)
State	(801)	(1,249)	(283)

Total deferred	(3,977)	(8,582)	(1,241)

Change in valuation allowance	15,514	(35)	—

Income tax expense (benefit)	$12,011	$(8,154)	$1,299

AUDITED FINANCIAL STATEMENTS

Effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2009	2008	2007

Tax statutory rate	34.0%	(34.0%)	34.0%
Adjustments resulting from:
Goodwill impairment	—	21.3	—
State tax benefit, net of federal income tax expense	8.9	(1.6)	(1.6)
Tax-exempt income	7.8	(0.9)	(11.3)
Income on bank owned life insurance	8.7	(0.7)	(12.5)
Increase in valuation reserve	(263.4)	—	—
Other	0.1	(0.2)	18.9

Effective tax rate	(203.9%)	(16.1%)	27.5%

Year-end deferred tax assets and liabilities were due to the following:

	2009	2008
	(in thousands)
Deferred tax assets:
Other than temporary impairment	$4,533	$4,917
Allowance for loan losses	4,949	4,043
Charitable foundation contribution carryforward	2,457	2,527
Purchase accounting adjustments	1,816	1,660
Non-accrual loan interest income	1,819	1,013
Deferred compensation	584	667
Net operating losses	534	913
Net unrealized loss on available for sale securities	3,496	3,155
Capital loss carryforward	—	233
AMT credit carryforward	557	231
Other	357	156
Valuation allowance	(15,747)	(233)

	5,355	19,282

Deferred tax liabilities:
Depreciation	(860)	(837)
Deferred loan fees	(533)	(667)
Pension	—	(175)
Net unrealized gain on available for sale securities	—	—
Other	(6)	(356)

	(1,399)	(2,035)

Net deferred tax asset	$3,956	$17,247

As a result of adopting certain provisions of FASB ASC Topic No. 320 (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) in April 2009, we were required to record a cumulative effect adjustment to reclassify the portion of previously recorded other-than-temporary impairment charges that were not related to credit losses from retained earnings to accumulated other comprehensive income. The tax effect of this adjustment, a $2.1 million deferred tax asset related to previously recorded OTTI, was reclassified as a deferred tax asset on net unrealized losses on available for sale securities.

AUDITED FINANCIAL STATEMENTS

During the third quarter of 2009, the Company established a valuation allowance of approximately $16.0 million against a portion of its deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. A valuation allowance was not deemed necessary for the deferred tax asset related to the unrealized investment losses as the realization of this component of the deferred tax asset is not dependent on future taxable income. In evaluating the ability to recover our deferred tax assets, we consider all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. This determination was based largely on the negative evidence of a cumulative loss in the most recent three year period ended December 31, 2009, caused primarily by the significant loan loss provisions and OTTI charges made during recent periods. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings.
The Company has approximately $8.6 million of state net operating losses that will expire in 2015 and 2029. Additionally, the Company has approximately $557,000 of AMT tax credits to offset against regular taxable income. The deferred tax assets related to these items are subject to a valuation allowance as noted above.
Pursuant to FASB ASC Topic No. 740, “Income Taxes” the Company is not required to provide deferred taxes on its tax loan loss reserve as of the base year. The amount of this reserve on which no deferred taxes have been provided is $7,878,000 for 2009 and 2008. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if any portion of this tax reserve is subsequently used for purposes other than to absorb loan losses. The related amount of deferred tax liability is approximately $3,146,000 for 2009 and 2008.
The following is a roll-forward of the Bank’s FASB ASC Topic No. 740 unrecognized tax benefits:

	2009	2008
	(in thousands)

Balance at January 1	$353	$—
Additions based on tax positions related to the current year	—	353
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to the statute of limitations	—	—
Settlements	—	—

Balance at December 31	$353	$353

Of this total, $353,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2009 and 2008 was $52,000 and $0 and the amount accrued for interest and penalties at December 31, 2009 and 2008 was $52,000 and $0, respectively.
The Bank is subject to U.S. federal income tax as well as income tax of the state of New Jersey. The Bank is no longer subject to examination by the Internal Revenue Service for years before 2006 and by the state of New Jersey for years before 2005.

AUDITED FINANCIAL STATEMENTS

NOTE 12 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.
At December 31, 2009 and 2008, the Bank had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.
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
The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

	At December 31, 2009		At December 31, 2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commitments to make loans	$10,915	$1,236	$9,333	$1,428
Unused lines of credit	$—	$56,323	$—	$57,429
Construction loans in process	$2,786	$7,403	$2,920	$18,899
Standby letters of credit	$—	$6,929	$—	$10,778
Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 4.375% to 14.00% and maturities ranging from one to thirty years.
The Bank provides loans primarily in Atlantic and Cape May counties, New Jersey, to borrowers that share similar attributes. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these regions of New Jersey.
NOTE 13 — BENEFIT PLANS
The Bank participates in a multi-employer defined benefit plan. Contributions to this plan by the Bank during the years ended December 31, 2009, 2008 and 2007 were $164,000, $817,000, and $1,051,000 respectively. Total compensation expense recorded under this plan during the years ended December 31, 2009, 2008 and 2007, was approximately $476,000, $975,000, and $1,177,000, respectively. During 2007, the plan was amended to freeze participation to new employees effective January 1, 2008. The plan was further amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

AUDITED FINANCIAL STATEMENTS

The Bank maintains a 401(k) plan for employees, a tax-qualified defined contribution plan, for all employees of the Bank who have satisfied the 401(k) plan’s eligibility requirements. Prior to January 1, 2008, the Bank made matching contributions to the accounts of plan participants in an amount equal to 100% of the participants’ contributions, up to 6% of their salary. The Bank charged approximately $304,000, $324,000, and $312,000 to employer contributions for the 401(k) plan for the years ended December 31, 2009, 2008 and 2007, respectively. Effective January 1, 2008, the Bank has amended the matching contribution formula so that matching contributions will be equal to 100% of the participants’ contributions on up to 3% of the participants’ salary contributed to the plan and 50% of the participants’ contributions on the next 2% of salary contributed by the participants, with a maximum potential matching contribution of 4%.
On January 1, 2008, the Bank adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $10.7 million from the Company and used the funds to purchase 1,065,082 shares of the Company. The loan has an interest rate that is determined January 1st of each year and is based on the prime rate as published in The Wall Street Journal on the first business day of the calendar year. The interest rate for 2009 and 2008 was 6.00% and 3.25% respectively, and has an amortization schedule of 25 years. The loan is secured by the shares. Shares purchased are held by the trustee in a loan suspense account and are released from the suspense account on a pro rata basis as the loan is repaid by the Bank over a period not to exceed 25 years. The trustee allocates shares to participants based on compensation as described in the Cape Bank Employee Stock Ownership Plan, in the year of allocation. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service.
Contributions to the ESOP were $10.7 million in 2008. The Company has not declared a dividend and as a result, no dividend income was recorded for the years ended December 31, 2009 and 2008. The Company recorded compensation expense of $320,000 and $395,000 for the ESOP for the years ended December 31, 2009 and 2008, respectively.
Shares held by the ESOP were as follows:

	2009	2008
	(dollars in thousands)
Allocated to participants	85,206	42,603
Distributed to participants	—	—
Unearned shares	979,876	1,022,479

Total ESOP shares	1,065,082	1,065,082

Fair value of unearned shares	$6,585	$9,458

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
Expense for these plans related to both active and retired participants totaled $52,000, $216,000, and $2,385,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The total compensation liability for these plans was $1,135,000 and $1,218,000 at December 31, 2009 and 2008, respectively. On January 4, 2008, $4,596,000 related to the phantom restricted stock and phantom stock option plans was disbursed. In addition, $127,000 in payments were made to retired directors.

AUDITED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Leases: Lessor — the Bank leases portions of three of its buildings to various lessees under noncancelable operating leases with the following minimum future rentals due:

(in thousands)

Due in one year or less	$132
Due after one year	11

$143

Lessees are also responsible for their proportionate share of common area maintenance expenses. These leases convert to a month-to-month tenancy agreement after completion of the original lease term.
Lessee — A subsidiary, Cape Delaware Investment Company, whose office is in the state of Delaware, leases its office space under a cancelable lease agreement. In addition, in 2008, the Bank leased office space in New Jersey for two loan production offices. Rent expense for the years ended December 31, 2009, 2008 and 2007, approximated $9,000, $58,000, and $26,000, respectively.
From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.
NOTE 15 — REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2009, the Company and Bank meet all capital adequacy requirements to which it is subject.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
As of December 31, 2009 and 2008, Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

AUDITED FINANCIAL STATEMENTS

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2009
Risk based capital ratios:
Tier I	$98,256	11.45%	$34,325	4.00%	$51,488	6.00%
Total capital	$109,013	12.71%	$68,616	8.00%	$85,769	10.00%
Leverage ratio	$98,256	9.37%	$41,945	4.00%	$52,431	5.00%

December 31, 2008
Risk based capital ratios:
Tier I	$108,922	13.00%	$33,514	4.00%	$50,272	6.00%
Total capital	$119,403	14.25%	$67,033	8.00%	$83,792	10.00%
Leverage ratio	$108,922	9.87%	$44,143	4.00%	$55,178	5.00%
Management believes that under the current and proposed regulations, the Company and the Bank will continue to meet its minimum capital requirements in the foreseeable future.
Regulatory capital levels reported above differ for both Cape Bancorp and Cape Bank from their total capital respectively, computed in accordance with accounting principles general accepted in the United States (GAAP), as follows:

	2009	2008
	(in thousands)

Total capital, computed in accordance with GAAP	$114,772	$128,950
Accumulated other comprehensive (gain) loss	6,645	6,022
Intangible assets	(1)	(2)
Disallowed goodwill and other disallowed intangible assets	(23,160)	(23,361)
Deferred tax assets excluded	—	(2,687)

Tier I (tangible) capital	98,256	108,922
Allowance for loan losses	10,757	10,481

Total capital	$109,013	$119,403

Liquidation Account — As required by current regulations, a liquidation account in the amount of $71.1 million was established in conjunction with Cape Bank’s mutual to stock conversion in 2008.
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

AUDITED FINANCIAL STATEMENTS

NOTE 16 — EARNINGS PER SHARE
Earnings Per Common Share: Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any. Earnings per share for the year ended December 31, 2008 is calculated on earnings since the date of conversion on January 31, 2008.
The following is a reconciliation of the calculation of the basic earnings per share for the period January 1, 2009 through December 31, 2009 and the period January 31, 2008 through December 31, 2008. There were no potentially dilutive common shares at or for the periods ended December 31, 2009 and 2008.

	Year ended December 31,
	2009	2008
	(in thousands, except share data)

Net loss	$(17,901)	$(42,491)
Less: Net income from January 1, 2008 to January 31, 2008	—	(402)

Net loss post conversion for earnings per share	$(17,901)	$(42,893)

Weighted average shares outstanding	12,312,714	12,280,494
Basic earnings (loss) per share	$(1.45)	$(3.49)
Diluted weighted average shares outstanding	12,312,714	12,280,494
Diluted basic earnings (loss) per share	$(1.45)	$(3.49)

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

AUDITED FINANCIAL STATEMENTS

Boardwalk Bancorp Inc.’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date. Pro forma condensed consolidated income statements for the years ended December 31, 2008 and 2007 are shown as if the merger occurred as of January 1, 2008:

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

AUDITED FINANCIAL STATEMENTS

NOTE 18 — CAPE BANCORP (PARENT COMPANY)
The Parent Company’s condensed balance sheets at December 31, 2009 and 2008 and the related condensed statements of income and cash flows for the years ended December 31, 2009 and 2008 follow:
Condensed Balance Sheets

	December 31,
	2009	2008
	(in thousands)

ASSETS
Non-interest bearing balances with bank subsidiary	$1,782	$1,427
Loans due from bank subsidiary	10,116	10,410
Investment in bank subsidiary	114,772	128,950
Other assets	69	71

Total assets	$126,739	$140,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$191	$133

Total liabilities	191	133

Stockholders’ Equity
Common stock	133	133
Additional paid in capital	126,695	126,801
Unearned ESOP shares	(9,806)	(10,232)
Accumulated other comprehensive loss	(6,645)	(6,022)
Retained earnings	16,171	30,045

Total stockholders’ equity	126,548	140,725

Total liabilities and stockholders’ equity	$126,739	$140,858

AUDITED FINANCIAL STATEMENTS

Condensed Statements of Income

	Years ended December 31,
	2009	2008
	(in thousands)
Income:
Interest income from bank subsidiary	$338	$611

Total income	338	611

Expense:
Interest expense	—	28
Legal expense	207	249
Investor relations expense	68	99
Audit and consulting fees	8	51
Subscriptions and publications	68	29
Other non-interest expenses	13	15

Total expense	364	471

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiaries	(26)	140
Income tax expense (benefit)	(27)	64

Income before equity in undistributed net income (loss) of subsidiaries	1	76
Equity in undistributed loss of bank subsidiary	(17,902)	(42,567)

Net loss	$(17,901)	$(42,491)

Condensed Statements of Cash Flows

	Years ended December 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(17,901)	$(42,491)
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed loss of bank subsidiary	17,902	42,567
Change in other assets and other liabilities, net	60	61

Net cash provided by operating activities	61	137

Cash flows from investing activities:
Capital contribution to bank subsidiary	—	(115,034)
Loan to ESOP to finance purchase of shares	—	(10,658)
Repayment of ESOP loan	294	248

Net cash provided by (used in) investing activities	294	(125,444)

Cash flows from financing activities:
Issuance of common stock related to initial public offering	—	126,734

Net cash provided by financing activities	—	126,734

Net increase in cash and cash equivalents	355	1,427
Cash and cash equivalents at beginning of year	1,427	—

Cash and cash equivalents at end of year	$1,782	$1,427

Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Cape Bank. See “—Federal Banking Regulation—Prompt Corrective Action”.

AUDITED FINANCIAL STATEMENTS

NOTE 19 — SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,				Year Ended December 31,
	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands)				(in thousands)

Interest income	$13,189	$13,409	$13,992	$13,943	$14,471	$15,154	$15,048	$13,454
Interest expense	4,260	4,487	5,074	5,207	5,664	6,084	6,288	6,217

Net interest income	8,929	8,922	8,918	8,736	8,807	9,070	8,760	7,237
Provision for loan losses	785	9,765	1,864	745	6,860	1,308	558	283

Net interest income (expense) after provision for loan losses	8,144	(843)	7,054	7,991	1,947	7,762	8,202	6,954
Non-interest income	908	888	(431)	(433)	(11,997)	(870)	975	1,099
Non-interest expense	7,822	6,609	6,653	8,084	38,251	6,722	7,470	12,274

Income (loss) before income taxes	1,230	(6,564)	(30)	(526)	(48,301)	170	1,707	(4,221)
Income tax expense (benefit)	—	12,571	(133)	(427)	(6,125)	(424)	370	(1,975)

Net income (loss)	$1,230	$(19,135)	$103	$(99)	$(42,176)	$594	$1,337	$(2,246)

	Year Ended December 31,
	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands)

Interest income	$9,307	$9,231	$9,117	$8,974
Interest expense	4,318	4,306	4,320	4,202

Net interest income	4,989	4,925	4,797	4,772
Provision for loan losses	123	78	78	78

Net interest income after provision for loan losses	4,866	4,847	4,719	4,694
Non-interest income	972	970	1,005	1,045
Non-interest expense	6,072	3,914	4,204	4,201

Income (loss) before income taxes	(234)	1,903	1,520	1,538
Income tax expense (benefit)	(268)	562	540	465

Net income	$34	$1,341	$980	$1,073

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Herbert L. Hornsby Jr. (1)

10.3	Employment Agreement for Robert J. Boyer (1)

10.4	Employment Agreement for Michael D. Devlin (1)

10.5	Employment Agreement for Guy A. Deninger (1)

10.6	Form of Change in Control Agreement (1)

10.7	Form of Director Retirement Plan (1)

10.8	Benefit Equalization Plan (1)

10.9	2008 Equity Incentive Plan (3)

14	Code of Ethics (4)

21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP

23.2	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc.. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.