Form 10-Q
period 2010-03-31
Cape Bancorp, Inc.
filed 2010-05-07
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 7, 2010 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Income for the Three Months Ended March 31, 2010 and March 31, 2009 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2009 and Three Months Ended March 31, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and March 31, 2009 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

Part II. Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults upon Senior Securities	36

Item 4. (Reserved)	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signature Page	38
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Item 1. Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2010	2009
	(in thousands)
ASSETS
Cash & due from financial institutions	$16,765	$9,573
Interest-bearing bank balances	4,652	3,940

Cash and cash equivalents	21,417	13,513
Interest-bearing time deposits	8,402	7,451
Investment securities available for sale, at fair value (amortized cost of $160,718 and $162,935 respectively)	153,743	152,815
Loans held for sale	1,059	398
Loans, net of allowance of $11,876 and $13,311 respectively	783,687	789,473
Accrued interest receivable	4,007	4,630
Premises and equipment, net	26,029	26,383
Other real estate owned	2,514	4,817
Federal Home Loan Bank (FHLB) stock, at cost	8,794	10,275
Prepaid FDIC insurance premium	4,078	4,377
Deferred income taxes	4,026	3,956
Bank owned life insurance (BOLI)	27,462	27,210
Goodwill	22,575	22,575
Intangible assets, net	547	585
Assets held for sale	1,828	1,828
Other assets	2,817	2,535

Total assets	$1,072,985	$1,072,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$66,172	$62,365
Interest-bearing deposits	700,424	674,222
Borrowings	171,082	203,981
Advances from borrowers for taxes and insurance	553	542
Accrued interest payable	724	807
Other liabilities	4,733	4,356

Total liabilities	943,688	946,273

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued and outstanding 13,313,521 shares	133	133
Additional paid-in capital	126,660	126,695
Unearned ESOP shares	(9,699)	(9,806)
Accumulated other comprehensive loss, net	(4,603)	(6,645)
Retained earnings	16,806	16,171

Total stockholders’ equity	129,297	126,548

Total liabilities & stockholders’ equity	$1,072,985	$1,072,821

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31,
	2010	2009
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$11,606	$11,627
Interest and dividends on investments
Taxable	—	855
Tax-exempt	314	345
Interest on mortgage-backed securities	645	1,116

Total interest income	12,565	13,943

Interest expense:
Interest on deposits	2,381	3,611
Interest on borrowings	1,587	1,596

Total interest expense	3,968	5,207

Net interest income before provision for loan losses	8,597	8,736
Provision for loan losses	244	745

Net interest income after provision for loan losses	8,353	7,991

Non-interest income:
Service fees	763	709
Net gains on sale of loans	12	27
Net income from BOLI	252	255
Net rental income	58	86
Net gains (losses) on sale of OREO	265	(29)
Other	66	58
Gross other-than-temporary impairment losses	(2,422)	(1,539)
Less: Portion of loss recognized in other comprehensive income	(149)	—

Net other-than-temporary impairment losses	(2,571)	(1,539)

Total non-interest income (expense)	(1,155)	(433)

Non-interest expense:
Salaries and employee benefits	3,559	4,727
Occupancy and equipment	1,030	856
Federal insurance premiums	320	854
Data processing	331	279
Loan related expenses	201	79
Advertising	95	51
Telecommunications	233	202
Professional services	202	223
OREO expenses	308	68
Other operating	815	745

Total non-interest expense	7,094	8,084

Income (loss) before income taxes	104	(526)
Income tax expense (benefit)	(531)	(427)

Net income (loss)	$635	$(99)

Earnings (loss) per share (see Note 9):
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

Weighted average number of shares outstanding:
Basic	12,338,966	12,296,879
Diluted	12,338,966	12,296,879
See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2009 and three months ended March 31, 2010
(unaudited)

					Accumulated
			Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
	(in thousands)

Balance, December 31, 2008	$133	$126,801	$(10,232)	$30,045	$(6,022)	$140,725

Net loss	—	—	—	(17,901)		(17,901)

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	3,404	3,404

Total comprehensive loss	—	—	—	—		(14,497)

Cumulative effect adjustment to reclassify non-credit component of previously recorded other-than-temporary impairment	—	—	—	4,027	(4,027)	—

ESOP shares earned	—	(106)	426	—	—	320

Balance, December 31, 2009	133	126,695	(9,806)	16,171	(6,645)	126,548

Net income	—	—	—	635	—	635

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	2,042	2,042

Total comprehensive income	—	—	—	—		2,677

ESOP shares earned	—	(35)	107	—	—	72

Balance, March 31, 2010	$133	$126,660	$(9,699)	$16,806	$(4,603)	$129,297

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$635	$(99)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	244	745
Net gain on the sale of loans	(12)	(27)
Net (gain) loss on the sale of other real estate owned	(265)	29
Write-down of other real estate owned	184	68
Loss on impairment of securities	2,571	1,539
Earnings on BOLI	(252)	(255)
Origination of loans held for sale	(1,479)	(2,586)
Proceeds from sales of loans	818	2,010
Depreciation and amortization	502	519
ESOP compensation expense	72	80
Deferred income taxes	(1,173)	(576)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	623	(312)
Other assets	15	(420)
Accrued interest payable	(83)	49
Other liabilities	377	1,623

Net cash provided by operating activities	2,777	2,387

Cash flows from investing activities
Proceeds from calls, maturities, and principal repayments of HTM securities	—	1,441
Proceeds from calls, maturities, and principal repayments of AFS securities	22,069	13,013
Purchases of HTM securities	—	(2,998)
Purchases of AFS securities	(22,383)	(23,837)
Redemption of Federal Home Loan Bank stock	1,481	2,988
Proceeds from sale of other real estate owned	2,868	163
(Increase) decrease in interest-bearing time deposits	(951)	198
(Increase) decrease in loans, net	4,932	(11,287)
Purchase of property and equipment, net	(16)	(277)

Net cash provided by (used in) investing activities	8,000	(20,596)

Cash flows from financing activities
Net increase in deposits	30,016	79,265
Increase in advances from borrowers for taxes and insurance	11	15
Increase in long-term borrowings	—	35,000
Repayments of long-term borrowings	(25,000)	(5,000)
Net change in short-term borrowings	(7,900)	(96,400)

Net cash provided by (used in) financing activities	(2,873)	12,880

Net increase (decrease) in cash and cash equivalents	7,904	(5,329)
Cash and cash equivalents at beginning of period	13,513	22,501

Cash and cash equivalents at end of period	$21,417	$17,172

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$4,051	$5,158
Income taxes, net of refunds	$—	$(586)
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	$484	$—

Notes to Financial Statements (Unaudited)
NOTE 1 — ORGANIZATION
Cape Bancorp (“Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank (formerly Cape Savings Bank) in connection with Cape Bank’s mutual-to-stock conversion, Cape Bancorp’s initial public offering and simultaneous acquisition of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank. As a result of these transactions, Boardwalk Bancorp was merged with, and into, Cape Bancorp and Boardwalk Bank was merged with, and into, Cape Bank. As of January 31, 2008, Cape Savings Bank changed its name to Cape Bank.
Cape Bank is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its eighteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey.
The consolidated financial statements include the accounts of Cape Bancorp, Inc and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended March 31, 2010 and 2009, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.
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
The consolidated financial statements include the accounts of Cape Bancorp, Inc and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended March 31, 2010 and 2009, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.
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
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $523,000 as of March 31, 2010, and $668,000 as of December 31, 2009, are included in these balances.
Interest-Bearing Time Deposits: Interest-bearing time deposits are held to maturity, are carried at cost and have original maturities greater than three months.

Investment Securities: The Bank classifies investment securities as available for sale. Effective December 31, 2009, all held to maturity securities were reclassified as available for sale. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. The Bank holds a number of securities in its portfolio that may be particularly susceptible to changes in fair value in the near term as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.
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
All interest accrued, but not received, for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Payments are generally applied to reduce the principal balance but, in certain situations, the application of payments may vary.
The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the allowance is adequate to absorb probable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
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
401(k) Plan: The Bank maintains a tax-qualified defined contribution plan for employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. The Bank’s matching contribution under the Plan is equal to 100% of the participant’s contribution on up to 3% of the participant’s salary contributed to the plan and 50% of contributions on the next 2% of salary contributed by the participant, with a maximum potential matching contribution of 4%.
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. As of March 31, 2010, 85,206 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.
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

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740 — 10 — Income Taxes — Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of Interpretation 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
The Company records interest and penalties related to uncertain tax positions as income tax expense.
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
Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
Three months ended March 31, 2010
Unrealized holding gains arising during the period	$425	$(178)	$247
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	149	(51)	98
Reclassification adjustment for credit related OTTI included in net income	2,571	(874)	1,697

Other comprehensive income, net	$3,145	$(1,103)	$2,042

Three months ended March 31, 2009
Unrealized holding losses arising during the period	$(756)	$257	$(500)
Reclassification adjustment for net losses realized in net income	1,539	(523)	1,016

Other comprehensive income, net	$783	$(266)	$517

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
Effect of Newly Issued Accounting Standards: In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements. ASU 2010-06 also requires disclosure of fair value measurements by “class” instead of by “major category” as well as any changes in valuation techniques used during the reporting period. For disclosures of Level 1 and Level 2 activity, fair value measurements by “class” and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required. The adoption of this portion of ASU 2010-06 on January 1, 2010 did not have a material impact on the Company’s financial condition or results of operations. For the reconciliation of Level 3 fair value measurements, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 is not expected to have a material impact on the Company’s financial condition or results of operations.
New authoritative accounting guidance, FASB ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASU No. 2009-17 on January 1, 2010 did not have a material impact on the Company’s financial condition or results of operations.

New authoritative accounting guidance, FASB ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets” makes several significant amendments to FASB ASC Topic 860, “Transfers and Servicing” including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASU No. 2009-16 did not have a material impact on the Company’s financial condition or results of operations.
In April 2009, FASB issued new authoritative accounting guidance under FASB ASC Topic 320, “Investments—Debt and Equity Securities” regarding the recognition and presentation of other-than-temporary impairments, which modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. This standard is effective for interim and annual periods ending after June 15, 2009. As a result of this standard, the Company recorded a cumulative effect adjustment, net of tax of $4.1 million, to retained earnings for the non-credit portion of OTTI previously recognized, as well as recognized a charge to earnings for credit losses incurred in the period of adoption.
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2010
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$51,493	$81	$(53)	$51,521
Municipal bonds	33,377	865	(490)	33,752
Collateralized debt obligations	10,523	—	(8,938)	1,585
Corporate bonds	8,803	249	—	9,052

Total debt securities	$104,196	$1,195	$(9,481)	$95,910

Mortgage-backed securities
GNMA pass-through certificates	$2,548	$21	$(9)	$2,560
FHLMC pass-through certificates	4,718	142	—	4,860
FNMA pass-through certificates	24,879	1,052	(19)	25,912
Collateralized mortgage obligations	24,377	561	(437)	24,501

Total mortgage-backed securities	$56,522	$1,776	$(465)	$57,833

Total securities available for sale	$160,718	$2,971	$(9,946)	$153,743

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
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

Effective December 31, 2009, the Company reclassified the Held to Maturity (HTM) portion of its investment portfolio, which had a market value of $44.5 million and an amortized cost of $43.0 million, to Available for Sale (AFS). This change in classification provides flexibility and enables the Company to respond more effectively to changes in market value of the investment portfolio as well as enhances its sources of liquidity.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$24,939	$(53)	$—	$—	$24,939	$(53)
Municipal bonds	4,118	(20)	3,670	(470)	7,788	(490)
Collateralized debt obligations	483	(974)	1,102	(7,964)	1,585	(8,938)
Mortgage-backed securities	7,549	(65)	3,133	(400)	10,682	(465)

Total temporarily impaired investment securities	$37,089	$(1,112)	$7,905	$(8,834)	$44,994	$(9,946)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$16,877	$(128)	$—	$—	16,877	$(128)
Municipal bonds	578	(8)	3,988	(465)	4,566	(473)
Collateralized debt obligations	90	(3,329)	1,308	(8,311)	1,398	(11,640)
Mortgage-backed securities	7,496	(116)	2,718	(824)	10,214	(940)

Total temporarily impaired investment securities	$25,041	$(3,581)	$8,014	$(9,600)	$33,055	$(13,181)

Management evaluates investment securities to determine if they are other-than-temporarily impaired on at least a quarterly basis. The evaluation process applied to each security includes, but is not limited to, the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of FASB Accounting Standards Codification (ASC) Topic 325, “Investments Other”, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or would more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers.
At March 31, 2010, the Company’s investment securities portfolio consisted of 347 securities, 60 of which were in an unrealized loss position. The total unrealized loss on the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and mortgage-backed securities (MBS). The unrealized loss in the MBS portfolio is primarily comprised of one security, a non-agency collateralized mortgage obligation. The monthly payments on this security are current, it is over-collateralized and it is protected by several subordinate classes. The remaining securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the ongoing credit crisis. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell these securities, the Company does not consider those investments to be OTTI.
As of March 31, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $10.5 million with an estimated fair value of $1.6 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Comm I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of March 31, 2010, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 7.8% to 14.3% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. As deferrals and defaults of underlying issuers continue to occur, the excess subordination is reduced or eliminated, increasing the risk of the security experiencing principal or interest shortfalls. Conversely, subordination can be increased as collateral transitions from non-performing to performing.

Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of March 31, 2010:

								Actual
								Deferrals	Excess
								and	Subordination
							Current	Defaults	as a % of
						Moody’s/	Number of	as a % of	Current
		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	Mezzanine	$397	$16	$(381)	$(635)	Ca/C	22	38.90%	0.00%
PreTSL VI	Mezzanine	42	5	(37)	(16)	Ca/CCC	2	81.00%	0.00%
PreTSL XIX	Mezzanine	1,186	37	(1,149)	(573)	Ca/C	55	22.10%	0.00%
PreTSL XXII	Mezzanine	156	18	(138)	(2,443)	NR/C	71	26.50%	0.00%
PreTSL XXIII	Mezzanine	63	3	(60)	(387)	NR/C	100	22.90%	0.00%
PreTSL XXIV	Mezzanine	211	4	(207)	(216)	Ca/C	65	31.40%	0.00%
I-PreTSL I	Mezzanine	1,829	252	(1,577)	—	NR/BB	16	17.40%	7.78%
I-PreTSL II	Mezzanine	2,709	374	(2,335)	—	NR/BB	29	4.90%	14.33%
I-PreTSL III	Mezzanine	2,694	374	(2,320)	—	B2/BB	24	11.20%	9.05%
I-PreTSL IV	Mezzanine	437	62	(375)	—	Ba2/B	31	4.20%	8.84%
MM Comm I	Mezzanine	799	440	(359)	(774)	Ca/C	8	50.61%	0.00%

Total		$10,523	$1,585	$(8,938)	$(5,044)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities. The table above excludes 8 CDO securities which have been completely written-off and, therefore, have no book value. The realized loss associated with these securities is $11.0 million.
On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the three months ended March 31, 2010 of $2.6 million. As a result of adopting certain provisions of FASB ASC Topic No. 320 (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) in 2009, we were required to record a cumulative effect adjustment to reclassify the portion of previously recorded other-than-temporary impairment charges that were not related to credit losses from retained earnings to accumulated other comprehensive income. Impairment charges related to these securities were recorded during 2008 and the first quarter of 2009 in the amount of $14.5 million and $1.5 million, respectively. We reclassified $6.1 million, $4.0 million net of tax, of these previously recorded OTTI charges from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment.

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325, “Investments — Other”, and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320. The Company uses a third party model (“model”) to assist in calculating the present value of current estimated cash flows to the previous estimate. The present value of the expected cash flows is calculated based on the contractual terms of the security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition. The model also takes into account individual defaults and deferrals that have already occurred by any participating issuer within the pool of entities that make up the security’s underlying collateral. With regard to expected defaults and deferrals, the model can be run using several different scenarios. In general, these assumptions involve significantly higher than average deferral rates in the near term (3% annually in 2010) and gradually return to the historical level (0.25% annually) of bank defaults beginning in 2014. Regarding the I-PreTSL deals, management has determined that the base case scenario which uses the historical default rate of 0.25% annually is appropriate given the relative lack of defaults and deferrals experienced by the insurance company issuers when compared to the bank issuers of the PreTSL deals. The model assumes there will not be any recoveries of defaulted issuers while a recovery rate of 15% of deferring issuers is used in both the PreTSL and I-PreTSL deals.
The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at March 31, 2010, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(in thousands)

Due within one year or less	$10,334	$10,423
Due after one year but within five years	62,047	62,726
Due after five years but within ten years	10,540	10,830
Due after ten years	21,275	11,931
Mortgage-backed securities	56,522	57,833

Total investment securities	$160,718	$153,743

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at March 31, 2010 (in thousands):

Three Months Ended
March 31, 2010
Beginning balance of cumulative credit losses on CDO securities (1)	$(13,493)
Additional credit losses for which other than temporary impairment was previously recognized	(2,571)

Ending balance of cumulative credit losses on CDO securities, March 31, 2010	$(16,064)

(1)	On April 1, 2009, we recognized a cumulative effect adjustment based upon FASB guidance regarding the recognition and presentation of other-than-temporary impairment and determined that $9.9 million of previously recorded OTTI write-downs represented credit losses.

NOTE 4 — LOANS RECEIVABLE
Loans receivable consists of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)

Commercial mortgage	$419,840	$416,575
Residential mortgage	245,141	244,897
Construction	27,267	28,839
Home equity loans and lines of credit	47,260	48,706
Commercial business loans	55,127	62,685
Other consumer loans	1,096	1,284

Loans receivable, gross	795,731	802,986

Less:
Allowance for loan losses	11,876	13,311
Deferred loan fees	168	202

Loans receivable, net	$783,687	$789,473

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)

Balance at beginning of period	$13,311	$11,240
Provisions charged to operations	244	745
Charge-offs	(2,164)	(70)
Recoveries	485	9

Balance at end of period	$11,876	$11,924

Individually impaired loans, which includes loans delinquent greater than 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans, were as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Period-end loans with no allocated allowance for loan losses	$18,560	$26,020
Period-end loans with allocated allowance for loan losses	17,931	7,228

Total	$36,491	$33,248

Amount of the allowance for loan losses allocated	$1,592	$3,016

	Three months ended March 31,
	2010	2009
	(in thousands)

Average of individually impaired loans during the period	$39,889	$27,264
Interest income recognized during impairment	$94	$21
Cash basis interest income recognized	$119	$15
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
Collateralized debt obligation securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs.
The Company obtained the pricing for these securities from an independent third party who prepared the valuations using a market valuation approach. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, is utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at March 31, 2010			at December 31, 2009
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$51,521	$—	$—	$45,972	—
Municipal bonds	—	33,752	—	—	34,381	—
Collateralized debt obligations	—	—	1,585	—	—	1,456
Corporate bonds	—	9,052	—	—	11,046	—
Mortgage-backed securities	—	57,833	—	—	59,960	—

Total securities available for sale	$—	$152,158	$1,585	$—	$151,359	$1,456

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and March 31, 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	(in thousands)

	Three months ended March 31,
	2010	2009
Beginning balance	$1,456	$3,033
Accretion of discount	56	10
Payments received	—	(2)
Unrealized holding gain (loss)	2,644	(138)
Other-than-temporary impairment included in earnings	(2,571)	(1,539)

Ending balance	$1,585	$1,364

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at March 31, 2010			at December 31, 2009
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial mortgage	$—	$27,764	$—	$—	$25,132	$—
Residential mortgage	—	5,493	—	—	3,251	—
Construction	—	430	—	—	1,298	—
Home equity loans	—	518	—	—	482	—
Commercial business loans	—	2,286	—	—	3,085	—

Total impaired loans	$—	$36,491	$—	$—	$33,248	$—

Other real estate owned:
Commercial	$—	$1.334	$—	$—	$3,532	$—
Residential mortgage	—	1,180	—	—	1,285	—

Total other real estate owned	$—	$2,514	$—	$—	$4,817	$—

Loans held for sale	—	1,059	—	—	398	—
Assets held for sale	—	1,828	—	—	1,828	—
Goodwill	—	—	22,575	—	—	22,575
Other intangibles	—	—	547	—	—	585

(1)	Includes loans delinquent greater than 90 days, loans less than 90 day delinquent but not accruing and troubled debt restructured loans.
Other real estate owned properties are recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure. Fair market value is estimated by using professional real estate appraisals.
The following disclosure of estimated fair value amounts has been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	At March 31, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$21,417	$21,417	$13,513	$13,513
Interest-bearing time deposits	8,402	8,487	7,451	7,539
Investment securities	153,743	153,743	152,815	152,815
Loans held for sale	1,059	1,059	398	398
Loans receivable	783,687	780,403	789,473	788,421
FHLB Stock	8,794	8,794	10,275	10,275
Bank owned life insurance	27,462	27,462	27,210	27,210
Accrued interest receivable	4,007	4,007	4,630	4,630

Liabilities
Savings deposits	$80,539	$80,539	$79,368	$79,368
NOW, checking and MMDA deposits	324,022	324,022	320,308	320,308
Certificates of deposit	362,035	365,572	336,911	340,084
Borrowings	171,082	168,490	203,981	199,718
Accrued interest payable	724	724	807	807
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED
At March 31, 2010, other real estate owned (OREO) totaled $2.5 million, net of an allowance for losses of $184,000, and consisted of three residential properties and seven commercial properties. At December 31, 2009, OREO totaled $4.8 million and also consisted of three residential and seven commercial properties. At December 31, 2009, there was no allowance for losses on OREO.
For the three months ended March 31, 2010, the Company sold two commercial OREO properties with an aggregate carrying value totaling $2.6 million, recording net gains on sales of OREO totaling $265,000. For the three months ended March 31, 2009, losses on the sale of OREO totaled $29,000. Also, during the current quarter, the Company added two commercial properties to OREO with an aggregate carrying value of $484,000 and established an allowance for losses on OREO in the amount of $184,000.
Net expenses applicable to OREO were $43,000 for the three month period ending March 31, 2010, including a provision for losses on OREO of $184,000 and operating expenses of $124,000 offset by net gains on OREO sales of $265,000. For the three months ended March 31, 2009, net expenses applicable to OREO totaled $99,000 which included a $68,000 provision for losses on other real estate owned and a loss on OREO sales totaling $29,000.
NOTE 7— DEPOSITS
Deposits are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Savings accounts	$80,539	$79,368
NOW accounts and money market funds	257,850	257,943
Non-interest bearing checking	66,172	62,365
Certificates of deposit of less than $100,000	196,561	201,303
Certificates of deposit of $100,000 or more	165,474	135,608

	$766,596	$736,587

NOTE 8 — INCOME TAXES
Income tax benefit in the first quarter of 2010 was primarily impacted by the release of $602,000 of a valuation allowance against net deferred tax assets. This release resulted from a change in the determination of the amount that the Company has concluded was more likely than not to be realized in the future.

	For the three months ended March 31,
Income taxes	2010	2009
Pre-tax income (loss)	$104	$(526)
Income tax benefit	$(531)	$(427)

For more information about our income taxes, read Note 11, “Income Taxes,” in our 2009 Annual Report to Shareholders.
NOTE 9— EARNINGS PER SHARE
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
The following is the calculation of basic earnings per share for the three months ended March 31, 2010 and March 31, 2009. There are no potentially dilutive common shares at or for the periods ended March 31, 2010 or March 31, 2009.

	Three months ended March 31,
	2010	2009
	(in thousands, except share data)

Net income (loss)	$635	$(99)

Weighted average shares outstanding	12,338,966	12,296,879
Basic earnings (loss) per share	$0.05	$(0.01)
Diluted weighted average shares outstanding	12,338,966	12,296,879
Diluted basic earnings (loss) per share	$0.05	$(0.01)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Overview
Cape Bancorp is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank (formerly Cape Savings Bank) in connection with Cape Bank’s mutual-to-stock conversion, Cape Bancorp’s initial public offering and simultaneous acquisition of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank. The Company disclosed that the stockholders of Boardwalk Bancorp, Inc. and the depositors of Cape Savings Bank approved the merger by the requisite vote required by state law and federal law. As a result of these transactions, Boardwalk Bancorp was merged with, and into, Cape Bancorp and Boardwalk Bank was merged with, and into, Cape Bank. As of January 31, 2008, Cape Savings Bank changed its name to Cape Bank.

The merger of Cape Bank and Boardwalk Bank on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, with a total of 18 branches providing complimentary branch coverage. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence and an experienced executive management team. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger.
At March 31, 2010, the Company had total assets of $1.073 billion, consistent with December 31, 2009. For the three months ended March 31, 2010 and 2009, the Company had total revenues of $11.4 million and $13.5 million, respectively. For the three months ended March 31, 2010, the Company had net income of $635,000 compared to a net loss of $99,000 for the three months ended March 31, 2009.
Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and 17 branch offices located in Atlantic and Cape May Counties, New Jersey. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At March 31, 2010, 92.9% of our loan portfolio was secured by real estate and over 62% of our portfolio were commercial related loans. We also maintain an investment portfolio. At March 31, 2010, the Company had total assets of $1.073 billion, total deposits of $766.6 million and total stockholders’ equity of $129.3 million.
We offer banking services to individuals and businesses predominantly located in our primary market area which, as of March 31, 2010, consisted of Cape May and Atlantic Counties, New Jersey. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued weakness in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity. Non-performing loans as a percentage of total loans decreased from 4.14% at December 31, 2009 to 3.74% at March 31, 2010. In addition, non-performing assets, including other real estate owned, as a percentage of total assets decreased from 3.55% at December 31, 2009 to 3.01% at March 31, 2010. Loan charge-offs increased from $70,000 for the three months ended March 31, 2009 to $2.2 million for the three month period ended March 31, 2010. The ratio of our allowance for loan losses to total loans decreased to 1.49% at March 31, 2010, from 1.66% at December 31, 2009 as a result of the $2.2 million of charged-off loans during the current period, of which $1.8 million were fully reserved for as of December 31, 2009. While our total loan portfolio decreased from $802.8 million at December 31, 2009 to $795.6 at March 31, 2010, we believe our existing prudent loan underwriting practices are appropriate in the current market environment. Accordingly, we believe that current practices adequately address the economic conditions and the local credit needs. Additionally, total deposits increased $30.0 million from $736.6 million at December 31, 2009 to $766.6 at March 31, 2010. The increase primarily resulted from a $25.1 million increase in certificates of deposit which included a $5.6 million increase in brokered deposits.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At March 31, 2010, our retail market area primarily included the area surrounding our 18 offices located in Cape May and Atlantic Counties, New Jersey.
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
Based on our experience during the credit crisis and economic downturn, we have taken steps to improve our credit underwriting and administration. To this end, we have created the executive officer position of Chief Credit Officer. In March 2010, we hired an individual with 39 years of lending and credit experience to fill this position. The Chief Credit Officer will focus on enhancing our credit risk rating system and loan review process. In the meantime, the Bank has restricted extensions of credit to both the hospitality and restaurant industries. The current loan portfolio has high concentrations in both segments which have experienced considerable weakness during the economic downturn.
Loan demand within our market area is expected to remain modest during 2010, and there are indications that economic deterioration may have leveled off or slightly improved since the fourth quarter of 2009. Home sales prices have declined in both counties from 2008 to 2009, although sales volume showed improvement year-over-year for the fourth quarter of 2009. Additionally, we have been able to sell some of our other real estate owned.
Managing non-performing assets to performing status or disposal:
Our non-performing assets began to increase in 2007, and continued to increase through 2009, but have declined during the first quarter of 2010. The deterioration in our local real estate market began during the first quarter of 2008 and continued to decline through 2009. Residential building permits for Atlantic and Cape May Counties have decreased more than 50% from 2007 to 2009. However, housing data for our market area indicates that sales prices are still down from a year ago, but are improving. Unemployment has also affected non-performing assets and, as of February 2010, is 14.1% and 17.5% in Atlantic and Cape May Counties, respectively. These unemployment rates are significantly above the national averages and are influenced by the seasonal nature of our market area. These negative economic trends have contributed to a significant increase in the ratio of non-performing assets to total assets from 0.63% at December 31, 2007 to a high of 3.55% at December 31, 2009. As of March 31, 2010, as a result of management’s efforts to reduce troubled assets, the ratio of non-performing assets to total assets decreased to 3.01%, also an indication that the local economy may be showing signs of recovery. The ratio of our allowance for loan losses to non-performing loans decreased from 40.03% as of December 31, 2009 to 39.89% as of March 31, 2010; net charge-offs to average loans decreased from 1.37% in 2009 to 0.84% as of March 31, 2010; non-accrual loans decreased from $33.2 million at December 31, 2009 to $29.8 million at March 31, 2010; and delinquent loans decreased from $34.4 million at December 31, 2009 to $29.7 million at March 31, 2010. Delinquent loans also decreased in number during this same time period.
Management has given significant attention to these assets over the past year, and has developed processes to actively manage delinquencies from their inception at 15 days delinquent to their resolution, either through charge-off or foreclosure or working with borrowers to bring their loans current. Our approach is to identify impaired loans, determine the loss amount if any, and recognize the appropriate loss at that time.
Reducing the level of non-performing assets during 2010 will improve our results of operations by converting non-earning assets to earning assets and reducing the expense of managing non-performing assets, which will benefit our interest income, net interest margin and net income. While loan demand is expected to remain weak during 2010, there is some evidence that continued economic deterioration may have leveled off or slightly improved through the beginning of 2010. Our level of non-performing assets has stabilized and we have been able to sell other real estate owned. Moreover, home sales prices and volume have shown improvement since the third quarter of 2009.
Managing net interest income in a potentially rising rate environment:
The potential exists for the Federal Reserve Bank to raise the target Fed Funds rate in 2010. An increase in interest rates will present us with the challenge of managing interest rate risk with a cumulative three year liability sensitive balance sheet. As detailed in “Net Interest Income Analysis,” a rising interest rate environment indicates that net interest income would decrease over a one-year horizon. This analysis assumes instantaneous and sustained rate shock intervals of 100 and 200 basis points on a static balance sheet. Management will focus on several strategies to negate such effects, such as extending long-term liabilities, increasing core deposit balances, reducing the amount of long-term fixed rate loans in the portfolio, and shortening the average life of investments within the investment portfolio.

2010 Outlook
Capital remains strong at Cape Bank and there is no expectation of raising additional capital through government programs or by any other means during 2010.
Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 14.1% and 17.5% respectively as of February 2010. Home sales prices have declined in both counties from 2008 to 2009, although sales volume showed improvement year-over-year for the fourth quarter of 2009.
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
The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefitted the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2009. We expect to see a more moderate continuation of the downward repricing of our liabilities during 2010, and we expect our net interest margin to improve in 2010 as the downward re-pricing of our liabilities more than offsets a downward repricing of assets. However, the full positive impact of the variable yield curve has been mitigated by the significant increase in our nonperforming loans and assets, which has reduced our net interest income. We are managing loan re-pricing for adjustable rate lines of credit by establishing a floor of 6% on most renewals. This initiative began in the second quarter of 2009 and is expected to continue through the second quarter of 2010.
The anticipated increase in market interest rates, driven by the target Fed Funds rate set by the Federal Reserve, would cause compression in the Bank’s net interest margin. The magnitude of this potential change is discussed in more detail in Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
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
Comparison of Financial Condition at March 31, 2010 and December 31, 2009
At March 31, 2010, the Company’s total assets remained constant with December 31, 2009 at $1.073 billion.
Cash and cash equivalents increased $7.9 million, or 58.5%, to $21.4 million at March 31, 2010 from $13.5 million at December 31, 2009. The majority of this increase is attributable to normal cash letter activity.
Interest-bearing time deposit assets increased to $8.40 million at March 31, 2010 from $7.45 million at December 31, 2009, an increase of $951,000 or 12.8%. The Company invests in time deposits of other banks generally for terms of one year and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans decreased to $795.6 million at March 31, 2010 from $802.8 million at December 31, 2009, a decrease of $7.2 million or 0.9%. Net loans decreased $5.8 million, net of a decrease in the allowance for loan losses of $1.4 million. Delinquent loans decreased $4.7 million to $29.7 million or 3.74% of total gross loans at March 31, 2010 from $34.4 million, or 4.29% of total loans at December 31, 2009. Total delinquent loans by portfolio at March 31, 2010 were $22.0 million of commercial mortgage and commercial business loans, $6.9 million of residential mortgage loans and $813,000 of consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days — $2.5 million; 60 to 89 days — $1.9 million; and 90 days and greater — $25.3 million.
At March 31, 2010, the Company had $29.8 million in non-performing loans or 3.74% of total gross loans, a decrease of $3.4 million from $33.2 million or 4.14% at December 31, 2009. At March 31, 2010, non-performing loans by loan portfolio category were as follows: $24.4 million of commercial loans, $4.9 million of residential mortgage loans, and $518,000 of consumer loans. Of these stated delinquencies, the Company had $1.6 million of loans that were 90 days or more delinquent and still accruing (7 residential mortgage loans for $1.2 million and 3 consumer loans for $384,000). These loans are well secured and we anticipate no losses will be incurred.
At March 31, 2010, commercial non-performing loans had collateral type concentrations of $3.8 million (15 loans or 15.6%) secured by residential, duplex and multi-family properties, $2.7 million (7 loans or 10.9%) secured by land and building lots, $1.9 million (6 loans or 7.8%) secured by retail stores, $3.7 million (8 loans or 15.1%) secured by restaurant properties, $646,000 (2 loans or 2.7%) secured by marina properties, $2.9 million (6 loans or 12.0%) secured by B&B and hotels and $8.7 million (20 loans or 35.9%) secured by commercial buildings and equipment. The three largest commercial non-performing loans are $4.3 million, $2.8 million, and $1.4 million.
We believe we have appropriately charged-off or established adequate loss reserves on problem loans that we have identified. For 2010, we anticipate a gradual decrease in the amount of problem assets based on trends that began during the fourth quarter of 2009. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. During this same period, signs of further credit deterioration have also been decreasing. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities increased by $928,000, or 0.6%, to $153.7 million at March 31, 2010 from $152.8 million at December 31, 2009. At March 31, 2010 and December 31, 2009 all of the Company’s investment securities were classified as available-for-sale (AFS). The increase in the portfolio consists primarily of a $5.6 million increase in U.S. Government and agency obligations partially offset by decreases in mortgage-backed securities of $2.1 million, corporate bonds of $2.0 million and municipal bonds of $600,000. Proceeds from the maturities of corporate bond and municipal bond securities as well as the return of principal from mortgage-backed investment securities were used to purchase callable, short duration U.S. Government and agency obligations. Investing in securities with these qualities enables the Company to shorten the duration of the portfolio while positioning it to capitalize in anticipation of rising interest rates. The Company also experienced additional OTTI related to its CDO portfolio during the current quarter. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. At March 31, 2010, these securities had a cost basis of $10.5 million and a fair market value of $1.6 million. The Company also recorded a $2.6 million charge to earnings during the year related to the credit loss portion of impairment.
Assets held for sale totaled $1.8 million at March 31, 2010. On April 1, 2010, one property with a book value of $1.3 million was sold. As a result of the sale, in the second quarter, the Company will record a gain of approximately $40,000 on this property.
At March 31, 2010, the Bank’s total deposits increased to $766.6 million from $736.6 million at December 31, 2009, an increase of $30.0 million or 4.1%. Certificates of deposit increased $25.1 million, or 7.5%, to $362.0 million at March 31, 2010 from $336.9 million at December 31, 2009. The increase in certificates of deposit included a $5.6 million increase in brokered deposits. At March 31, 2010, NOW and money market accounts remained constant with December 31, 2009 at $257.9 million. Savings accounts increased $1.1 million, or 1.5%, to $80.5 million at March 31, 2010 from $79.4 million at December 31, 2009. Non-interest bearing deposits increased $3.8 million, or 6.1%, to $66.2 million at March 31, 2010 from $62.4 million at December 31, 2009.
Borrowings decreased $32.9 million, or 16.1%, to $171.1 million at March 31, 2010 from $204.0 million at December 31, 2009. The decline in borrowings is attributable to the increase in certificates of deposit which included an increase of $5.6 million in brokered deposits. At March 31, 2010, the Company’s borrowings to assets ratio decreased to 15.9% from 19.0% at December 31, 2009. Borrowings to total liabilities decreased to 18.1% at March 31, 2010 from 21.6% at December 31, 2009.
At March 31, 2010, the Company’s total equity increased to $129.3 million from $126.5 million at December 31, 2009, an increase of $2.8 million, or 2.2%. The increase in equity is primarily attributable to the net income of $635,000 and a decrease in accumulated other comprehensive loss, net of tax of $2.0 million. This decrease in accumulated other comprehensive loss is primarily a result of the recognition of the credit related OTTI charge of $2.6 million on the CDO portion of the investment portfolio net of tax. At March 31, 2010, Stockholders’ equity totaled $129.3 million or 12.05% of period end assets, and tangible equity totaled $106.2 million or 10.11% of period end tangible assets.

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

	For the Three Months Ended March 31,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$12,456	$40	1.30%	$15,022	$66	1.76%
Investments	172,723	919	2.13%	187,947	2,250	4.79%
Loans	802,735	11,606	5.86%	800,169	11,627	5.89%

Total interest-earning assets	987,914	12,565	5.16%	1,003,138	13,943	5.64%
Noninterest-earning assets	101,420			106,462
Allowance for loan losses	(13,519)			(11,340)

Total assets	$1,075,815			$1,098,260

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$112,395	105	0.38%	$104,083	107	0.42%
Savings accounts	79,467	87	0.44%	79,460	117	0.60%
Money market accounts	143,629	463	1.31%	117,055	428	1.48%
Certificates of deposit	359,917	1,726	1.94%	381,019	2,959	3.15%
Borrowings	182,784	1,587	3.52%	205,162	1,596	3.15%

Total interest-bearing liabilities	878,192	3,968	1.83%	886,779	5,207	2.38%
Noninterest-bearing deposits	62,892			63,840
Other liabilities	5,730			6,230

Total liabilities	946,814			956,849
Stockholders’ equity	129,001			141,411

Total liabilities & stockholders’ equity	$1,075,815			$1,098,260

Net interest income		$8,597			$8,736

Net interest spread			3.33%			3.26%
Net interest margin			3.53%			3.53%
Net interest income and margin (tax equivalent basis) (1)		$8,735	3.59%		$8,892	3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.49%			113.12%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $138,000, and $156,000 for the three month period ended March 31, 2010 and 2009, respectively. The average yield on investments increased to 2.48% from 2.13% for the three month period ended March 31, 2010 and increased to 5.19% from 4.79% for the three month period ended March 31, 2009.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The average rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The average volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net change column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2010
	Compared to March 31, 2009
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$(10)	$(16)	$(26)
Investments	(171)	(1,160)	(1,331)
Loans	37	(58)	(21)

Total interest income	(144)	(1,234)	(1,378)

Interest-Bearing Liabilities
Interest-bearing demand accounts	8	(10)	(2)
Savings accounts	0	(30)	(30)
Money market accounts	89	(54)	35
Certificates of deposit	(156)	(1,077)	(1,233)
Borrowings	(184)	175	(9)

Total interest expense	(243)	(996)	(1,239)

Total net interest income	$99	$(238)	$(139)

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009
General. The three months ended March 31, 2010 generated net income of $635,000, or $.05 per share, compared to a net loss of $99,000, or $.01 per share, for the quarter ended March 31, 2009. Net income for the quarter ended March 31, 2010 benefitted from a $531,000 adjustment made to the deferred tax valuation allowance to more accurately reflect the realizability of the deferred tax asset. The following is a summary of certain significant pre-tax income and expense events that occurred during the first quarter of 2010: an OTTI charge related to the CDO investment portfolio of $2.6 million; a provision for loan losses of $244,000; net gains on the sale of OREO in the amount of $265,000 which were more than offset by the establishment of an OREO valuation allowance of $184,000, and OREO operating expenses of $124,000. The three months ended March 31, 2009 included an OTTI charge related to the CDO investment portfolio of $1.5 million, a provision for loan losses of $745,000, and a $1.3 million charge related to payments made under the employment agreement of the Company’s former President and CEO.
Interest Income. Interest income decreased $1.4 million, or 9.9%, to $12.5 million for the three months ended March 31, 2010, from $13.9 million for the three months ended March 31, 2009. This decrease is primarily the result of a decrease in the investment portfolio yield. The average yield on the investment portfolio declined from 4.79% for the three months ended March 31, 2009 to 2.13% for the three months ended March 31, 2010. This decline was primarily a result of the reversal of $590,000 in accrued interest receivable related to bank issued CDO securities, U.S. Government and agency obligations which were called and replaced at lower coupon rates, and lost interest income related to the sale of $30.5 million in adjustable rate mortgage-backed securities which had yields above the portfolio average. The average balance of investment securities decreased $15.2 million, or 8.1% to $172.7 million for the three months ended March 31, 2010, compared to $187.9 million for the three months ended March 31, 2009. As discussed previously, the sale of $30.5 million in adjustable rate mortgage-backed securities in the second and third quarters of 2009 contributed to the decline in the average balance of investment securities. Average loans for the three month period ended March 31, 2010 were $802.7 million compared to $800.2 million for the three month period ended March 31, 2009, an increase of $2.5 million, or 0.3%.

Interest Expense. Interest expense decreased $1.2 million, or 23.8%, to $4.0 million for the three months ended March 31, 2010, from $5.2 million for the three months ended March 31, 2009, resulting from a decline in interest expense on certificates of deposit of $1.2 million, or 41.7%, to $1.7 million for the three months ended March 31, 2010 from $2.9 million for the three months ended March 31, 2009. This decline of interest expense is primarily the result of a reduction in interest rates paid on all categories of interest-bearing deposit accounts as general economic market conditions lowered interest rates nationally and locally. The most significant monetary impact regarding the decline of interest rates paid on deposits was within the certificates of deposit portfolio where the cost of these deposits declined from 3.15% for the three months ended March 31, 2009 to 1.94% for the three months ended March 31, 2010.
Interest expense on borrowings (Federal Home Loan Bank of New York advances) was $1.6 million for both the three months ended March 31, 2010 and 2009. Average borrowings for the three month period ended March 31, 2010 declined to $182.8 million from $205.2 million for the three month period ended March 31, 2009 while the cost of borrowings increased to 3.52% for the 2010 period from 3.15% for the three month period ended March 31, 2009. This resulted from a higher average overnight borrowing for the three month period ended March 31, 2009, which had the effect of driving down the cost of borrowings for that period.
Net Interest Income. Net interest income decreased $139,000, or 1.6%, to $8.6 million for the three months ended March 31, 2010, from $8.7 million for the three months ended March 31, 2009. The net interest margin remained constant for both three month periods at 3.53%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 112.5% during the three months ended March 31, 2010, from 113.1% for the three months ended March 31, 2009.
Provision for Loan Losses. In accordance with FASB ASC Topic No. 450 Contingencies, we establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, external factors such as competition and regulation, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans.
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
All loans that are on non-accrual status are reviewed by management monthly to determine if a specific reserve or charge-off is appropriate. At this point in the delinquency collection efforts, the primary consideration is collateral value. When the Bank has a current appraisal, generally less than six months old, and management agrees that the property has not deteriorated in value since the appraisal, then management will analyze the loan in accordance with FASB ASC Topic No. 310 Receivables. When a current appraisal is not available, the Bank will request one. Upon receipt of the appraisal, we review the loan in accordance with FASB ASC Topic No. 310 Receivables. Prior to receipt of an appraisal, management considers, based on its knowledge of the market and other available information pertinent to the particular loan being reviewed, allocating a specific reserve for that loan. Loans are charged-off partially or in full based on upon the results of a completed FASB ASC Topic No. 310 Receivables analysis. We also perform a FASB ASC Topic No. 310 Receivables analysis on loans that are not collateralized by real estate.
The amount of the allowance is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
We recorded a provision for loan losses of $244,000 for the three months ended March 31, 2010 compared to $745,000 for the three months ended March 31, 2009. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) decreased to 39.89% at March 31, 2010, from 40.04% at December 31, 2009. This ratio is negatively affected when a loan is charged-off. For the three months ended March 31, 2010, charge-offs were $2.2 million compared to $70,000 for the three months ended March 31, 2009, resulting primarily from increased charge-offs on commercial mortgage and commercial business loans. Included in the 2010 charge-offs of $2.2 million were partial charge-offs totaling $403,000. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.22%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 5.9% which represents the charge-off rate for non-performing loans for which the full loss has been charged-off. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended March 31, 2010 were $485,000 compared to $9,000 for the three months ended March 31, 2009.

Our allowance for loans losses decreased $1.4 million, or 10.8%, to $11.9 million at March 31, 2010, from $13.3 million at December 31, 2009. The ratio of our allowance for loan losses to total loans decreased to 1.49% at March 31, 2010, from 1.66% at December 31, 2009. This decline in the ratio for allowance for loan losses was primarily the result of the loan loss allowance account balance declining from $13.3 million at December 31, 2009 to $11.9 million at March 31, 2010. This decline in the loan loss allowance account balance was the result of $2.2 million of charged-off loans, of which 2 loans represented $1.8 million and were 100% reserved for as of December 31, 2009. The quarterly loan loss allowance methodology did not require additional funding to the loan loss allowance account for the $1.8 million of charge-offs that were fully reserved.
Non-Interest Income. Non-interest income reflected an expense of $1.155 million for the three months ended March 31, 2010 compared to an expense of $433,000 for the three months ended March 31, 2009. The reduction in non-interest income resulted from the Company recognizing an OTTI charge to non-interest income on CDOs totaling $2.6 million for the three months ended March 31, 2010 compared to a similar charge of $1.5 million for the three months ended March 31, 2009. In addition, for the three months ended March 31, 2009, net gains realized from the sale of OREO totaled $265,000 compared to net losses on OREO sales of $29,000 for the three months ended March 31, 2009.
Non-Interest Expense. Non-interest expense decreased $990,000 or 12.2%, to $7.1 million for the three months ended March 31, 2010 from $8.1 million for the three months ended March 31, 2009. Lower employment costs of $1.2 million resulted from an expense of $1.3 million in the first quarter 2009 related to payments made pursuant to the Company’s employment agreement with its former President and CEO. In addition, Federal deposit insurance premiums declined $534,000 as the three months ended March 31, 2009 included increased premiums related to special deposit insurance assessments. Partially offsetting these reductions were increased expenses on foreclosed real estate of $240,000 (primarily related to the establishment of an allowance for losses on OREO of $184,000) and increased loan related expenses of $122,000.
Income Tax Expense (Benefit). For the three months ended March 31, 2010, the Company recorded a tax benefit of $531,000. This benefit primarily related to a reduction in a valuation allowance as a result of a change in the amount of net deferred tax assets determined to be more likely than not to be realized. The three months ended March 31, 2009 reflected a tax benefit of $427,000 which resulted from a pre-tax loss.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $22.1 million during the first quarter of 2010 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of March 31, 2010, the Company’s entire investment portfolio, with a fair market value of $153.7 million, was classified as available-for-sale.
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
Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $30.0 million, or 4.1%, during the first quarter of 2010, and comprised 81.2% of total liabilities at March 31, 2010, as compared to 77.8% at December 31, 2009.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2010, the Company and Bank meet all capital adequacy requirements to which it is subject.

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
As of March 31, 2010 and December 31, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2010
Risk based capital ratios:
Tier I	$98,978	11.97%	$33,075	4.00%	$49,613	6.00%
Total capital	$109,335	13.22%	$66,163	8.00%	$82,704	10.00%
Leverage ratio	$98,978	9.40%	$42,118	4.00%	$52,648	5.00%

December 31, 2009
Risk based capital ratios:
Tier I	$98,256	11.45%	$34,325	4.00%	$51,488	6.00%
Total capital	$109,013	12.71%	$68,616	8.00%	$85,769	10.00%
Leverage ratio	$98,256	9.37%	$41,945	4.00%	$52,431	5.00%
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

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Groups of homogenous loans are evaluated in the aggregate under FASB ASC Topic No. 450 Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, and single and total credit exposure. Certain loans that indicate underlying credit or collateral concerns may be evaluated individually for impairment in accordance with FASB ASC Topic No. 310 Receivables. If a loan is impaired and repayment is expected solely from the collateral, the difference between the outstanding balance and the value of the collateral will be charged-off. For potentially impaired loans where the source of repayment may include other sources of repayment, the evaluation may factor these potential sources of repayment and indicate the need for a specific reserve for any potential shortfall. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.
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
Securities Impairment. The Company’s investment portfolio includes 24 securities in pooled trust preferred collateralized debt obligations, 16 of which have been principally issued by bank holding companies, and 8 of which have been principally issued by insurance companies. The portfolio also includes 3 private label (non-agency) collateralized mortgage obligations. These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral. Through March 31, 2010, OTTI has been recorded for all 16 of the Company’s CDO securities issued by bank holding companies. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently, many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.
Approximately $6.2 million of the collateralized mortgage obligations classified as available for sale were non-agency securities and had net unrealized losses of $329,000. Of the 3 private label CMO securities, one security represents almost the entire unrealized loss amount. While we have determined these unrealized losses to be temporary, a continued downturn in the financial markets could cause us to reassess our determination. Deteriorating financial conditions may cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on our securities, thereby increasing the likelihood of OTTI.
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
The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2010, the Company has a valuation allowance in the amount of approximately $15.1 million against the Company’s deferred tax assets.

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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial loans that generally tend to have shorter repricing or reset periods and higher interest rates than residential mortgage loans;
•	investing in shorter duration investment grade corporate securities and mortgage-backed securities;
•	originating adjustable rate and short-term consumer loans;
•	selling a portion of our long-term residential mortgage loans;
•	obtaining general financing through lower cost deposits and advances from the Federal Home Loan Bank; and
•	lengthening the terms of borrowings and deposits.
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
The table below sets forth, as of March 31, 2010, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (Decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$35,372	$(3,203)	-8.30%
+100	36,929	(1,646)	-4.27%
0	38,575
-100	39,165	590	1.53%
-200	38,052	(523)	-1.36%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at March 31, 2010, in the event of a 100 basis point increase in interest rates, we would experience a $1,646,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $590,000 increase in net interest income.
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
There were no significant changes made in our internal control over financial reporting during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Cape Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of March 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This report appears on page F-1 of the Company’s 2009 Annual Report on Form 10-K
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Quarterly Report on Form 10-Q.
Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
The Company does not believe its risks have materially changed from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 16, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this Report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Reserved
Item 5. Other Information
Not applicable.

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

CAPE BANCORP, INC.
Date: May 7, 2010	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: May 7, 2010	/s/ Guy Hackney
Guy Hackney
Senior Vice President and Chief Financial Officer