Form 10-Q
period 2010-06-30
Cape Bancorp, Inc.
filed 2010-08-03
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 3, 2010 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and June 30, 2009 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2009 and Six Months Ended June 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

Part II. Other Information

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults upon Senior Securities	45

Item 4. (Reserved)	45

Item 5. Other Information	45

Item 6. Exhibits	46

Signature Page	47

Exhibit 31.1
Exhibit 31.2
Exhibit 32

Item 1.	Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2010	2009
	(in thousands)
ASSETS
Cash & due from financial institutions	$14,597	$9,573
Interest-bearing bank balances	2,195	3,940
Federal funds sold	9,250	—

Cash and cash equivalents	26,042	13,513
Interest-bearing time deposits	9,278	7,451
Investment securities available for sale, at fair value (amortized cost of $165,511 and $162,935 respectively)	159,702	152,815
Loans held for sale	585	398
Loans, net of allowance of $11,916 and $13,311 respectively	774,477	789,473
Accrued interest receivable	4,116	4,630
Premises and equipment, net	25,738	26,383
Other real estate owned	3,628	4,817
Federal Home Loan Bank (FHLB) stock, at cost	7,794	10,275
Prepaid FDIC insurance premium	3,786	4,377
Deferred income taxes	4,194	3,956
Bank owned life insurance (BOLI)	27,716	27,210
Goodwill	22,575	22,575
Intangible assets, net	513	585
Assets held for sale	494	1,828
Other assets	1,659	2,535

Total assets	$1,072,297	$1,072,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$70,351	$62,365
Interest-bearing deposits	716,165	674,222
Borrowings	149,033	203,981
Advances from borrowers for taxes and insurance	580	542
Accrued interest payable	762	807
Other liabilities	4,543	4,356

Total liabilities	941,434	946,273

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued and outstanding 13,313,521 shares	133	133
Additional paid-in capital	126,651	126,695
Unearned ESOP shares	(9,592)	(9,806)
Accumulated other comprehensive loss, net	(3,834)	(6,645)
Retained earnings	17,505	16,171

Total stockholders’ equity	130,863	126,548

Total liabilities & stockholders’ equity	$1,072,297	$1,072,821

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$11,433	$11,774	$23,039	$23,401
Interest and dividends on investments
Taxable	480	832	480	1,687
Tax-exempt	322	341	636	686
Interest on mortgage-backed securities	594	1,045	1,239	2,161

Total interest income	12,829	13,992	25,394	27,935

Interest expense:
Interest on deposits	2,291	3,374	4,672	6,985
Interest on borrowings	1,445	1,700	3,032	3,296

Total interest expense	3,736	5,074	7,704	10,281

Net interest income before provision for loan losses	9,093	8,918	17,690	17,654
Provision for loan losses	1,708	1,864	1,952	2,609

Net interest income after provision for loan losses	7,385	7,054	15,738	15,045

Non-interest income:
Service fees	854	794	1,617	1,503
Net gains on sale of loans	28	36	40	63
Net income from BOLI	254	257	506	512
Net rental income	57	86	115	172
Gain (loss) on sale of investment securities held for sale, net	(33)	600	(33)	600
Net gain (loss) on sale of OREO	(17)	(226)	248	(255)
Other	103	525	169	583
Gross other-than-temporary impairment losses	(545)	(2,429)	(2,967)	(3,968)
Less: Portion of loss recognized in other comprehensive income	31	(74)	(118)	(74)

Net other-than-temporary impairment losses	(514)	(2,503)	(3,085)	(4,042)

Total non-interest income (expense)	732	(431)	(423)	(864)

Non-interest expense:
Salaries and employee benefits	3,833	3,705	7,392	8,432
Occupancy and equipment	911	819	1,941	1,675
Federal insurance premiums	312	247	632	1,101
Data processing	351	301	682	580
Loan related expenses	586	179	787	258
Advertising	102	164	197	215
Telecommunications	240	205	473	407
Professional services	121	221	323	444
OREO expenses	129	37	437	105
Other operating	833	775	1,648	1,520

Total non-interest expense	7,418	6,653	14,512	14,737

Income (loss) before income taxes	699	(30)	803	(556)
Income tax expense (benefit)	—	(133)	(531)	(560)

Net income	$699	$103	$1,334	$4

Earnings per share (see Note 10):
Basic	$0.06	$0.01	$0.11	$—
Diluted	$0.06	$0.01	$0.11	$—

Weighted average number of shares outstanding:
Basic	12,349,609	12,307,619	12,344,317	12,302,278
Diluted	12,349,609	12,307,619	12,344,317	12,302,278
See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2009 and six months ended June 30, 2010
(unaudited)

				Accumulated
			Unearned	Other		Total
	Common	Paid-In	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Shares	Income (Loss)	Earnings	Equity
	(in thousands)

Balance, December 31, 2008	$133	$126,801	$(10,232)	$(6,022)	$30,045	$140,725

Net loss	—	—	—	—	(17,901)	(17,901)

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	3,404	—	3,404

Total comprehensive loss	—	—	—	—	—	(14,497)

Cumulative effect adjustment to reclassify non-credit component of previously recorded other-than-temporary impairment	—	—	—	(4,027)	4,027	—

ESOP shares earned	—	(106)	426	—	—	320

Balance, December 31, 2009	133	126,695	(9,806)	(6,645)	16,171	126,548

Net income	—	—	—	—	1,334	1,334

Stock option compensation expense	—	20	—	—	—	20

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	2,811	—	2,811

Total comprehensive income	—	—	—	—	—	4,165

ESOP shares earned	—	(64)	214	—	—	150

Balance, June 30, 2010	$133	$126,651	$(9,592)	$(3,834)	$17,505	$130,863

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$1,334	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,952	2,609
Net gain on the sale of loans	(40)	(63)
Net (gain) loss on the sale of other real estate owned	(248)	255
Write-down of other real estate owned	226	68
Loss on impairment of securities	3,085	4,042
Net (gain) loss on sale of investments	33	(600)
Earnings on BOLI	(506)	(512)
Origination of loans held for sale	(4,146)	(5,550)
Proceeds from sales of loans	3,959	4,938
Depreciation and amortization	1,017	933
ESOP and stock option compensation expense	170	163
Deferred income taxes	(1,739)	(1,242)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	514	(315)
Other assets	2,801	(1,287)
Accrued interest payable	(45)	60
Other liabilities	187	1,539

Net cash provided by operating activities	8,554	5,042

Cash flows from investing activities
Proceeds from sales of AFS securities	2,788	14,163
Proceeds from calls, maturities, and principal repayments of HTM securities	—	4,548
Proceeds from calls, maturities, and principal repayments of AFS securities	48,379	43,196
Purchases of HTM securities	—	(2,998)
Purchases of AFS securities	(56,815)	(66,375)
Redemption of Federal Home Loan Bank stock	2,481	740
Proceeds from sale of other real estate owned	3,412	475
Increase in interest-bearing time deposits	(1,827)	(805)
(Increase) decrease in loans, net	10,621	(20,779)
Purchase of property and equipment, net	(94)	(386)

Net cash provided by (used in) investing activities	8,945	(28,221)

Cash flows from financing activities
Net increase in deposits	49,942	33,528
Increase in advances from borrowers for taxes and insurance	38	28
Increase in long-term borrowings	—	45,000
Repayments of long-term borrowings	(25,000)	(7,000)
Net change in short-term borrowings	(29,950)	(55,400)

Net cash provided by (used in) financing activities	(4,970)	16,156

Net increase (decrease) in cash and cash equivalents	12,529	(7,023)
Cash and cash equivalents at beginning of period	13,513	22,501

Cash and cash equivalents at end of period	$26,042	$15,478

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$7,749	$10,221
Income taxes, net of refunds	$6	$(518)
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	$2,201	$1,082

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
Cape Bank (“Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its eighteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey.
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
The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended June 30, 2010 and 2009, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.
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
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $534,000 as of June 30, 2010, and $668,000 as of December 31, 2009, are included in these balances.
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
When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (OTTI) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
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
All interest accrued, but not received, for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Commercial loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Payments are generally applied to reduce the principal balance but, in certain situations, the application of payments may vary. Consumer and residential loans are returned to accrual status when their delinquency becomes less than 90 days and/or the loan to value ratio is less than 70%.
The allowance for loan losses is maintained at an amount management deems adequate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, estimated collateral values, changes in loan policies and procedures, changes in loan volume, delinquency and troubled asset trends, loan management and personnel, internal and external loan review, total credit exposure of the individual or entity, and external factors including competition, legal, regulatory and seasonal factors. In the opinion of management, the allowance is adequate to absorb probable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the allowance for loan losses at June 30, 2010 was an impairment reserve for troubled debt restructurings (TDRs) in the amount of $113,000.

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
Federal Home Loan Bank of New York (FHLB) Stock: The Bank is a member of the FHLB of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
Bank Owned Life Insurance (BOLI): The Bank has an investment of bank owned life insurance. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB Accounting Standards Codification (ASC) Topic 325 “Investments in Insurance Contracts”, the amount recorded is the cash surrender value, which is the amount realizable.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. As of June 30, 2010, 85,206 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.
Stock Option Plan: The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Under the fair value method of accounting for stock options, the fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. This amount is amortized as salaries and employee benefits expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which, if changed, can significantly affect fair value estimates.

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
Earnings Per Share: Basic earnings (loss) per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)

Three months ended June 30, 2010
Unrealized holding gains arising during the period	$650	$(222)	$428
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(31)	11	(20)
Reclassification adjustment for loss on sale of securities	33	(11)	22
Reclassification adjustment for credit related OTTI included in net income	514	(175)	339

Other comprehensive income, net	$1,166	$(397)	$769

Three months ended June 30, 2009
Unrealized holding gains arising during the period	$417	$(142)	$275
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	74	(25)	49
Reclassification adjustment for gain on sale of securities	(600)	204	(396)
Reclassification adjustment for credit related OTTI included in net income	2,503	(851)	1,652

Other comprehensive income, net	$2,394	$(814)	$1,580

Six months ended June 30, 2010
Unrealized holding gains arising during the period	$1,075	$(400)	$675
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	118	(40)	78
Reclassification adjustment for loss on sale of securities	33	(11)	22
Reclassification adjustment for credit related OTTI included in net income	3,085	(1,049)	2,036

Other comprehensive income, net	$4,311	$(1,500)	$2,811

Six months ended June 30, 2009
Unrealized holding losses arising during the period	$(339)	$115	$(224)
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	74	(25)	49
Reclassification adjustment for gain on sale of securities	(600)	204	(396)
Reclassification adjustment for credit related OTTI included in net income	4,042	(1,374)	2,668

Other comprehensive income, net	$3,177	$(1,080)	$2,097

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
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s statements of income and condition.
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2010
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$60,992	$230	$—	$61,222
Municipal bonds	31,379	931	(424)	31,886
Collateralized debt obligations	10,027	—	(8,463)	1,564
Corporate bonds	8,699	240	(14)	8,925

Total debt securities	$111,097	$1,401	$(8,901)	$103,597

Mortgage-backed securities
GNMA pass-through certificates	$2,368	$53	$—	$2,421
FHLMC pass-through certificates	3,849	151	—	4,000
FNMA pass-through certificates	22,990	1,293	—	24,283
Collateralized mortgage obligations	25,207	637	(443)	25,401

Total mortgage-backed securities	$54,414	$2,134	$(443)	$56,105

Total securities available for sale	$165,511	$3,535	$(9,344)	$159,702

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
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
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	319	(6)	3,751	(418)	4,070	(424)
Corporate bonds	986	(14)	—	—	986	(14)
Collateralized debt obligations	—	—	1,564	(8,463)	1,564	(8,463)
Mortgage-backed securities	244	(3)	3,093	(440)	3,337	(443)

Total temporarily impaired investment securities	$1,549	$(23)	$8,408	$(9,321)	$9,957	$(9,344)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$16,877	$(128)	$—	$—	16,877	$(128)
Municipal bonds	578	(8)	3,988	(465)	4,566	(473)
Collateralized debt obligations	90	(3,329)	1,308	(8,311)	1,398	(11,640)
Mortgage-backed securities	7,496	(116)	2,718	(824)	10,214	(940)

Total temporarily impaired investment securities	$25,041	$(3,581)	$8,014	$(9,600)	$33,055	$(13,181)

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
At June 30, 2010, the Company’s investment securities portfolio consisted of 347 securities, 34 of which were in an unrealized loss position. The total unrealized loss on the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and mortgage-backed securities (MBS). The unrealized loss in the MBS portfolio is primarily comprised of one security, a non-agency collateralized mortgage obligation. The monthly payments on this security are current, it is over-collateralized and it is protected by several subordinate classes. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the ongoing credit crisis. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.
As of June 30, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $10.0 million with an estimated fair value of $1.6 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Comm I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of June 30, 2010, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 8.3% to 14.3% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers within our CDO portfolio comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest on the CDO securities, the Company is not accruing interest on any of the bank issued CDO securities.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of June 30, 2010:
Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)

								Actual
								Deferrals	Excess
								and	Subordination
							Current	Defaults	as a % of
						Moody’s/	Number of	as a % of	Current
		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	Mezzanine	$397	$18	$(379)	$(635)	Ca/C	22	38.90%	0.00%
PreTSL VI	Mezzanine	42	5	(37)	(16)	Caa1/CC	2	81.00%	0.00%
PreTSL XIX	Mezzanine	1,152	37	(1,115)	(614)	Ca/C	53	23.20%	0.00%
PreTSL XXIV	Mezzanine	34	5	(29)	(395)	Ca/C	64	33.30%	0.00%
I-PreTSL I	Mezzanine	1,830	249	(1,581)	—	NR/BB	16	17.40%	8.26%
I-PreTSL II	Mezzanine	2,711	374	(2,337)	—	NR/BB	29	4.90%	14.33%
I-PreTSL III	Mezzanine	2,696	374	(2,322)	—	B2/BB	24	11.20%	9.60%
I-PreTSL IV	Mezzanine	438	62	(376)	—	Ba2/B	31	4.20%	9.28%
MM Comm I	Mezzanine	727	440	(287)	(846)	Ca/C	8	50.61%	0.00%

Total		$10,027	$1,564	$(8,463)	$(2,506)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities. The table above excludes 10 CDO securities which have been completely written-off and, therefore, have no book value. The realized loss associated with these securities is $14.1 million.
On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the three months and six months ended June 30, 2010 of $514,000 and $3.1 million, respectively. As a result of adopting certain provisions of FASB ASC Topic No. 320 (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) in 2009, we were required to record a cumulative effect adjustment to reclassify the portion of previously recorded other-than-temporary impairment charges that were not related to credit losses from retained earnings to accumulated other comprehensive income. Impairment charges related to these securities were recorded during 2008 and the first quarter of 2009 in the amount of $14.5 million and $1.5 million, respectively. We reclassified $6.1 million, $4.0 million net of tax, of these previously recorded OTTI charges from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment.
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

The model also takes into account individual defaults and deferrals that have already occurred by any participating issuer within the pool of entities that make up the security’s underlying collateral. With regard to expected defaults and deferrals, the Company performs an ongoing analysis of these securities utilizing both readily available market data and analytical models obtained from the third party. On a quarterly basis we evaluate the underlying collateral of each pooled trust preferred security in our portfolio to determine the appropriate default/deferral assumptions to use in our calculation of discounted cash flows. This process entails obtaining each security’s issuer list which include the most recent financial and credit quality metrics. We then identify issuers that have metrics that are similar to those that have defaulted or are deferring payments. As part of our evaluation we consider such measures as liquidity, capital adequacy, profitability, and credit quality and analyze ratios such as ROAA, net interest margin, Tier 1 Risk Based Capital, Tangible Equity to Tangible Assets, Texas Ratio, Reserves to Loans and Non-performing Loans to Loans. Our evaluation also takes into consideration current economic indicators as well as recent default/deferral trends of underlying issuers. Management then develops a projected default/deferral rate for each security based on this analysis. This rate is then applied to the cash flow model developed by the third party to calculate the present value of discounted cash flows for each security. The model assumptions relative to expected recoveries of defaulted issuers and deferring issuers were discussed earlier in this Note. Furthermore, we perform back-testing by comparing actual default/deferral rates to previous projections. The results are used to refine future projections on a continuous basis. Lastly, we continually evaluate the securities for the potential of future impairment by reviewing the FDIC failed bank list and deferral announcements made by the underlying issuers of each CDO security in our portfolio.
In general, the structure of the underlying securities is that there is a five year no call feature and then are callable quarterly after the five year period has expired. Due to current market conditions, the cost to refinance or issue capital at a lower rate than what is currently outstanding, and the limited history of CDOs, prepayments are difficult to predict. The model assumes that prepayments will be limited to those issuers that are acquired by large banks with low financing costs. A 1% annual prepayment assumption has been used in the model and is indicative of management’s belief that consolidation in the banking industry will occur over the next several years as market conditions begin to improve. Additionally, commencing with a date ten years from the issuance date, the Trustee can solicit bids in an auction format for the purchase of all the outstanding collateral securities. The highest bid will be accepted that is at least equal to the sum of the outstanding liabilities at par plus accrued and unpaid interest. However, given the uncertain future of the CDO market, credit quality issues with the underlying issuers, and a decline in market value, the model assumes that a successful call auction is highly unlikely. Therefore, the model expects that the securities will extend through their full 30-year maturity.
The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at June 30, 2010, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(in thousands)

Due within one year or less	$12,539	$12,622
Due after one year but within five years	68,086	68,921
Due after five years but within ten years	9,663	10,026
Due after ten years	20,809	12,028
Mortgage-backed securities	54,414	56,105

Total investment securities	$165,511	$159,702

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at June 30, 2010 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Beginning balance of cumulative credit losses on CDO securities (1)	$(16,064)	$(13,493)
Additional credit losses for which other than temporary impairment was previously recognized	(514)	(3,085)

Ending balance of cumulative credit losses on CDO securities, June 30, 2010	$(16,578)	$(16,578)

(1)
On April 1, 2009, we recognized a cumulative effect adjustment based upon FASB guidance regarding the recognition and presentation of other-than-temporary impairment and determined that $9.9 million of previously recorded OTTI write-downs represented credit losses.

NOTE 4 — LOANS RECEIVABLE
Loans receivable consists of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)

Commercial mortgage	$415,094	$416,575
Residential mortgage	238,715	244,897
Construction	25,140	28,839
Home equity loans and lines of credit	47,055	48,706
Commercial business loans	59,380	62,685
Other consumer loans	1,169	1,284

Loans receivable, gross	786,553	802,986

Less:
Allowance for loan losses	11,916	13,311
Deferred loan fees	160	202

Loans receivable, net	$774,477	$789,473

Activity in the allowance for loan losses is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Balance at beginning of period	$11,876	$11,924	$13,311	$11,240
Provisions charged to operations	1,708	1,864	1,952	2,609
Adjustment for passage of time on certain impaired loans (1)	(3)	—	(3)	—
Charge-offs	(1,673)	(2,099)	(3,837)	(2,169)
Recoveries	8	392	493	401

Balance at end of period	$11,916	$12,081	$11,916	$12,081

(1)
Certain impaired loans have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Accordingly, the valuation allowance for these impaired loans reduces with the passage of time and is recognized as interest income. At June 30, 2010, the impairment reserve on troubled debt restructurings (TDRs) was $113,000.

Individually impaired loans, which includes loans delinquent greater than 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans, were as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)

Period-end impaired loans with no allocated allowance for loan losses	$21,238	$26,020
Period-end impaired loans with allocated allowance for loan losses	14,716	7,228

Total	$35,954	$33,248

Amount of the allowance for loan losses allocated	$1,652	$3,016

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Average of individually impaired loans during the period	$35,738	$30,979	$34,820	$29,122
Interest income recognized during impairment	$89	$8	$183	$29
Cash basis interest income recognized	$28	$15	$147	$30

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at June 30, 2010			at December 31, 2009
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$61,222	$—	$—	$45,972	$—
Municipal bonds	—	31,886	—	—	34,381	—
Collateralized debt obligations	—	—	1,564	—	—	1,456
Corporate bonds	—	8,925	—	—	11,046	—
Mortgage-backed securities	—	56,105	—	—	59,960	—

Total securities available for sale	$—	$158,138	$1,564	$—	$151,359	$1,456

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and June 30, 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	Six months ended June 30,
	2010	2009
	(in thousands)

Beginning balance	$1,456	$3,033
Accretion of discount	74	95
Payments received	—	(2)
Increase in amortized cost (1)	—	6,162
Unrealized holding gain (loss)	3,119	(3,270)
Other-than-temporary impairment included in earnings	(3,085)	(4,042)

Ending balance	$1,564	$1,976

(1)	Increase is due to FASB guidance regarding the recognition and presentation of other-than-temporary impairments.

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at June 30, 2010			at December 31, 2009
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial mortgage	$—	$24,005	$—	$—	$25,132	$—
Residential mortgage	—	5,276	—	—	3,251	—
Construction	—	2,609	—	—	1,298	—
Home equity loans	—	624	—	—	482	—
Commercial business loans	—	3,440	—	—	3,085	—

Total impaired loans	$—	$35,954	$—	$—	$33,248	$—

Other real estate owned:
Commercial	$—	$1,950	$—	$—	$3,532	$—
Residential mortgage	—	1,678	—	—	1,285	—

Total other real estate owned	$—	$3,628	$—	$—	$4,817	$—

Loans held for sale	—	585	—	—	398	—
Assets held for sale	—	494	—	—	1,828	—
Goodwill	—	—	22,575	—	—	22,575
Other intangibles	—	—	513	—	—	585

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.
Other real estate owned properties are recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure. Fair market value is estimated by using independent appraisals or listing agreements.

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

	At June 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$26,042	$26,042	$13,513	$13,513
Interest-bearing time deposits	9,278	9,352	7,451	7,539
Investment securities	159,702	159,702	152,815	152,815
Loans held for sale	585	585	398	398
Loans receivable	774,477	777,678	789,473	788,421
FHLB Stock	7,794	7,794	10,275	10,275
Bank owned life insurance	27,716	27,716	27,210	27,210
Accrued interest receivable	4,116	4,116	4,630	4,630

Liabilities
Savings deposits	$83,269	$83,269	$79,368	$79,368
NOW, checking and MMDA deposits	334,224	334,224	320,308	320,308
Certificates of deposit	369,023	372,599	336,911	340,084
Borrowings	149,033	155,022	203,981	199,718
Accrued interest payable	762	762	807	807
The carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, and accrued interest receivable and payable.
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED
At June 30, 2010, other real estate owned (OREO) totaled $3.6 million, net of an allowance for losses of $109,000, and consisted of four residential properties and nine commercial properties. At December 31, 2009, OREO totaled $4.8 million and consisted of three residential and seven commercial properties. At December 31, 2009, there was no allowance for losses on OREO.
For the three months ended June 30, 2010, the Company sold two commercial OREO properties and one residential OREO property with an aggregate carrying value totaling $561,000. The Company recorded net losses on the sale of OREO of $17,000 in the second quarter of 2010 compared to net losses of $226,000 recorded in the second quarter of 2009. For the six months ended June 30, 2010, the Company sold four commercial OREO properties and one residential OREO property with an aggregate carrying value totaling $3.2 million. Net gains on the sale of OREO totaled $248,000 for the six months ended June 30, 2010 compared to net losses on OREO sales of $255,000 for the six months ended June 30, 2009. Also, during the current quarter, the Company added four commercial and two residential properties to OREO with aggregate carrying values of $970,000 and $747,000, respectively.
Net expenses applicable to OREO were $144,000 for the three month period ending June 30, 2010, which included a provision for losses on OREO of $42,000 and net losses on OREO sales of $17,000. For the three months ended June 30, 2009, net expenses applicable to OREO totaled $261,000 and included net losses on the sale of OREO of $226,000. For the six months ended June 30, 2010 and 2009, net expenses applicable to OREO totaled $187,000 and $360,000, respectively, which included provisions for losses on the sale of OREO of $226,000 for the six months ended June 30, 2010, and $68,000 for the six months ended June 30, 2009. Net expenses also included the previously mentioned net gains on the sale of OREO of $248,000 for the six months ended June 30, 2010 and net losses on OREO sales of $255,000 for the six months ended June 30, 2009. As of the date of this filing, the Company has agreements of sale for three OREO properties with an aggregate carrying value totaling $1.1 million.
NOTE 7 — DEPOSITS
Deposits are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)

Savings accounts	$83,269	$79,368
NOW accounts and money market funds	263,873	257,943
Non-interest bearing checking	70,351	62,365
Certificates of deposit of less than $100,000	191,074	201,303
Certificates of deposit of $100,000 or more	177,949	135,608

	$786,516	$736,587

NOTE 8 — INCOME TAXES
Income tax benefit for the six months ended June 30, 2010 was primarily impacted by the release of a $751,000 valuation allowance in the first two quarters of 2010, which was due to estimated taxable income through June 30, 2010. The taxable income estimates allowed for additional deferred tax assets to be realizable.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income taxes	(in thousands)		(in thousands)

Pre-tax income (loss)	$699	$(30)	$803	$(556)
Income tax benefit	$—	$(133)	$(531)	$(560)
For more information about our income taxes, read Note 11, “Income Taxes,” in our 2009 Annual Report to Shareholders.
NOTE 9 — STOCK OPTION PLAN
The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs), and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Generally, options are granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. Under the plan, 1,331,352 stock options are available to be issued.
Under the fair value method of accounting for stock options, the fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. This amount is amortized as salaries and employee benefits on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which, if changed, can significantly affect fair value estimates.
On June 15, 2010, the Company issued 730,000 incentive stock options to certain employees at a price of $7.27 per share. The fair value for stock options granted under the Equity Incentive Plan is determined on the date of grant using the Black-Scholes option pricing methodology, which is dependent upon certain assumptions, as summarized in the following table:

Assumption	June 30, 2010
Expected average risk-free interest rate	2.47%
Expected average life (in years)	6.50
Expected volatility	41.64%
Expected dividend yield	0.00%
The expected average risk-free rate is based on the U.S. Treasury yield curve on the day of grant. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and expected option exercise activity. Expected volatility is based on historical volatilities of the Company’s common stock as well as the historical volatility of the stocks of the Company’s peer banks. The expected dividend yield is based on the expected dividend yield over the life of the option and the Company’s historical information.
For the three and six months ended June 30, 2010, the Company recorded stock option compensation expense in the amount of $20,000. Unrecognized compensation cost on unvested option awards is $2.4 million which will be amortized on a straight-line basis over the remaining five year vesting period.
At June 30, 2010, 730,000 options were outstanding, leaving 601,352 options available to be issued. As of June 30, 2010, based on the option agreements, there were no vested or exercisable options.

NOTE 10 — EARNINGS PER SHARE
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
The following is the calculation of basic earnings per share for the three and six months ended June 30, 2010 and June 30, 2009. In 2010, options to purchase 730,000 shares were antidilutive, and accordingly, were excluded in determining diluted earnings per common share. There were no options outstanding in 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except share data)

Net income	$699	$103	$1,334	$4

Weighted average shares outstanding	12,349,609	12,307,619	12,344,317	12,302,278
Basic earnings per share	$0.06	$0.01	$0.11	$—
Diluted weighted average shares outstanding	12,349,609	12,307,619	12,344,317	12,302,278
Diluted earnings per share	$0.06	$0.01	$0.11	$—
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
Overview
Cape Bancorp is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank (formerly Cape Savings Bank) in connection with Cape Bank’s mutual-to-stock conversion, Cape Bancorp’s initial public offering and simultaneous acquisition of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank. The Company disclosed that the stockholders of Boardwalk Bancorp, Inc. and the depositors of Cape Savings Bank approved the merger by the requisite vote required by state law and federal law. As a result of these transactions, Boardwalk Bancorp was merged with, and into, Cape Bancorp and Boardwalk Bank was merged with and into Cape Bank. As of January 31, 2008, Cape Savings Bank changed its name to Cape Bank.
The merger of Cape Bank and Boardwalk Bank on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, with a total of 18 branches providing complimentary branch coverage. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger.

At June 30, 2010, the Company had total assets of $1.072 billion compared to $1.073 billion at December 31, 2009. For the three months ended June 30, 2010 and 2009, the Company had total revenues of $13.6 million. Net income for the three months ended June 30, 2010 totaled $699,000 compared to $103,000 for the three months ended June 30, 2009. For the six month periods ended June 30, 2010 and 2009, total revenues were $25.0 million and $27.1 million, respectively. Net income for the six months ended June 30, 2010 totaled $1.3 million, compared to net income of $4,000 for the six months ended June 30, 2009.
Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and 17 branch offices located in Atlantic and Cape May Counties, New Jersey. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At June 30, 2010, 92.3% of our loan portfolio was secured by real estate and over 61.6% of our portfolio was commercial related loans. We also maintain an investment portfolio. At June 30, 2010, the Company had total assets of $1.072 billion, total deposits of $786.5 million and total stockholders’ equity of $130.9 million.
We offer banking services to individuals and businesses predominantly located in our primary market area which, as of June 30, 2010, consisted of Cape May and Atlantic Counties, New Jersey. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued weakness throughout 2010 in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity. Non-performing loans as a percentage of total loans decreased from 4.14% at December 31, 2009 to 3.72% at June 30, 2010. In addition, non-performing assets, including other real estate owned, as a percentage of total assets decreased from 3.55% at December 31, 2009 to 3.11% at June 30, 2010. Loan charge-offs were $1.6 million for the three months ended June 30, 2010 compared to $2.1 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, loan charge-offs totaled $3.8 million compared to $2.2 million for the six months ended June 30, 2009. The ratio of our allowance for loan losses to total loans decreased to 1.52% at June 30, 2010, from 1.66% at December 31, 2009 as a result of the $3.8 million of charged-off loans during the current period, of which $1.8 million were fully reserved for as of December 31, 2009. While our total loan portfolio decreased from $802.8 million at December 31, 2009 to $786.4 million at June 30, 2010, we believe our existing prudent loan underwriting practices are appropriate in the current market environment. Accordingly, we believe that current practices adequately address the economic conditions and the local credit needs. Additionally, total deposits increased $49.9 million from $736.6 million at December 31, 2009 to $786.5 at June 30, 2010. The increase primarily resulted from a $32.1 million increase in certificates of deposit which included a $4.0 million increase in brokered deposits.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At June 30, 2010, our retail market area primarily included the area surrounding our 18 offices located in Cape May and Atlantic Counties, New Jersey.
During the remainder of 2010 Cape Bank will continue to emphasize the following:
1)	Managing our credit underwriting and administration through the economic recovery.
2)	Managing non-performing assets to performing status or disposal.
3)	Managing net interest income and interest rate risk in an uncertain rate environment.
Managing our credit underwriting and administration through the economic recovery:
For the remainder of 2010, we anticipate a gradual decrease in the amount of problem assets based on trends beginning during the fourth quarter of 2009 through the second quarter of 2010. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. During this same period, signs of further credit deterioration have also been decreasing.
Based on our experience during the credit crisis and economic downturn, we have taken steps to improve our credit underwriting and administration. To this end, we have created the executive officer position of Chief Credit Officer. In April 2010, we hired an individual with 39 years of lending and credit experience to fill this position. The Chief Credit Officer will focus on enhancing our credit risk rating system, underwriting standards, loan policy, and loan review process. In May 2010, we hired a new Chief Lending Officer with 29 years of banking experience to replace our former Chief Lending Officer who retired in June 2010. In the meantime, the Bank has restricted extensions of credit to both the hospitality and restaurant industries. The current loan portfolio has high concentrations in both segments which have experienced considerable weakness during the economic downturn.
Loan demand within our market area is expected to remain weak during the balance of 2010, and there are indications that economic deterioration may have leveled off or slightly improved during the first half of 2010. Home sales prices have declined in both counties we operate in from 2008 to 2009, although sales volume showed improvement year-over-year for the first quarter of 2010, median sale prices were down. Additionally, we have been able to sell some of our other real estate owned properties.

Managing non-performing assets to performing status or disposal:
Our non-performing assets began to increase in 2007, and continued to increase through 2009, but have declined during the first six months of 2010. The deterioration in our local real estate market began during the first quarter of 2008 and continued to decline through 2009, although recently has seen home prices stabilizing. The expiration of the federal government tax credit for new home buyers during the second quarter of 2010 may have influenced this favorable home price behavior. Residential building permits for Atlantic and Cape May Counties have decreased more than 50% from 2007 to 2009. Unemployment has also affected non-performing assets and, as of March 2010, was 13.6% and 16.3% in Atlantic and Cape May Counties, respectively. These unemployment rates are significantly above the national and state averages and are influenced by the seasonal nature of our market area. These negative economic trends have contributed to a significant increase in the ratio of non-performing assets to total assets from 0.63% at December 31, 2007 to a high of 3.55% at December 31, 2009. As of June 30, 2010, as a result of management’s efforts to reduce non-performing assets, the ratio of non-performing assets to total assets decreased to 3.11%, also an indication that the local economy may be showing signs of recovery. The ratio of our allowance for loan losses to nonperforming loans increased from 40.04% as of December 31, 2009 to 40.74% as of June 30, 2010; net charge-offs to average loans decreased from 1.37% for the year ended December 31, 2009 to 0.84% for the six months ended June 30, 2010; non-performing loans decreased from $33.2 million at December 31, 2009 to $29.2 million at June 30, 2010; and delinquent loans decreased from $34.4 million at December 31, 2009 to $28.9 million at June 30, 2010. Delinquent loans also decreased in number during this same time period and represented 3.67% of total gross loans at June 30, 2010 compared to 4.29% at December 31, 2009.
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
Reducing the level of non-performing assets during 2010 will improve our results of operations by converting non-earning assets to earning assets and reducing the expense of managing non-performing assets, which will benefit our interest income, net interest margin and net income. While loan demand is expected to remain weak during 2010, there is some evidence that continued economic deterioration may have leveled off or slightly improved through the beginning of 2010. Our level of non-performing assets has stabilized and we have been able to sell other real estate owned. Although there have been signs of weakness recently, home sales volume has shown improvement since the third quarter of 2009.
Managing net interest income and interest rate risk in a potentially rising rate environment:
The Federal Reserve Board may raise the target Fed Funds rate in 2010. An increase in interest rates will present us with the challenge of managing interest rate risk with a cumulative one year liability sensitive balance sheet. As detailed in “Net Interest Income Analysis,” a rising interest rate environment indicates that net interest income would decrease over a one-year horizon. This analysis assumes instantaneous and sustained rate shock intervals of 100 and 200 basis points on a static balance sheet. Management will focus on several strategies to negate such effects, such as extending long-term liabilities, increasing core deposit balances, reducing the amount of long-term fixed rate loans in the portfolio, and shortening the average life of investments within the investment portfolio.

2010 Outlook
Capital remains strong at Cape Bank and we do not anticipate raising additional capital through government programs or by any other means during 2010.
Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May Counties was 13.6% and 16.3% respectively as of March 2010. Home sales prices have declined in both counties from 2008 to 2009, although sales volume showed improvement year-over-year for the first quarter of 2010, median sale prices were down.
During the past two and a half years the Bank’s yield curve has steepened as rates tied to the prime rate have decreased as the Federal Reserve has decreased the targeted Fed Funds Rate from a high of 5.25% in 2007 to its current low of 0.25%. Mid and long-term rates have remained in a tighter range than short-term rates during the past two years. As the yield curve steepened during the past two years, our net interest margin increased; although we incurred a loss in both 2008 and 2009, we recorded net income of $1.3 million for the six month period ended June 30, 2010. The losses incurred in 2008 and 2009 were primarily the result of expenses related to OTTI, goodwill impairment, provision for loan losses and a deferred tax asset valuation allowance. These items and others are discussed in more detail within the Management Discussion and Analysis section of this report.
The Bank’s net interest margin has trended upward from 3.42% in 2007 to 3.48% in 2008, to 3.54% in 2009 and is 3.62% for the six month period ended June 30, 2010. This improvement is the result of the yield on our earning assets declining 123 basis points from 2007 to June 30, 2010 and our cost of funds declining 171 basis points during the same time period. During the period from 2007 to June 30, 2010 our yield curve steepened as a result of short-term rates dropping consistent with the decline in the Fed Funds rate. Commercial loans tied to the prime rate were affected most significantly during this period of declining short-term interest rates. The cost of funds during the same three year period dropped significantly in conjunction with the decrease in the Fed Funds Rate. Borrowing rates at the FHLB of NY declined during this time and our average FHLB borrowing costs decreased from 4.76% in 2007 to 3.66% for the six month period ended June 30, 2010. In addition, certificates of deposit costs decreased from 4.56% in 2007 to 1.84% for the six month period ended June 30, 2010.
The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefited the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2009 and also during the six month period ended June 30, 2010. We expect to see a more moderate continuation of the downward repricing of our liabilities during the remainder of 2010, and we expect our net interest margin to remain stable for the balance of 2010. However, the full positive impact of the variable yield curve has been mitigated by the significant increase in our nonperforming loans and assets, which has reduced our net interest income. We are managing loan re-pricing for adjustable rate lines of credit by establishing a floor of 6% on most renewals. This initiative began in the second quarter of 2009 and was completed during the second quarter of 2010.
The anticipated increase in market interest rates, driven by the target Fed Funds rate set by the Federal Reserve, would cause compression in the Bank’s net interest margin. The magnitude of this potential change is discussed in more detail in Item 3—Quantitative and Qualitative Disclosures About Market Risk.
For the remainder of 2010, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing prudent loan underwriting practices, which we believe are appropriate in the current market. Trust preferred securities will not be purchased without board of directors approval. The recognition of goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with expected decreases in non-performing assets and continued earnings, additional goodwill impairment is not probable.
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
At June 30, 2010, the Company’s total assets were $1.072 billion compared to $1.073 billion at December 31, 2009.
Cash and cash equivalents increased $12.5 million, or 92.7%, to $26.0 million at June 30, 2010 from $13.5 million at December 31, 2009. The majority of this increase is attributable to Federal funds sold of $9.3 million at June 30, 2010. The Company had no Federal funds sold at December 31, 2009.
Interest-bearing deposits increased to $9.3 million at June 30, 2010 from $7.5 million at December 31, 2009, an increase of $1.8 million or 24.5%. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.
Total loans decreased to $786.4 million at June 30, 2010 from $802.8 million at December 31, 2009, a decrease of $16.4 million or 2.0%. Net loans decreased $15.0 million, net of a decrease in the allowance for loan losses of $1.4 million. Delinquent loans decreased $5.5 million to $28.9 million or 3.67% of total gross loans at June 30, 2010 from $34.4 million, or 4.29% of total gross loans at December 31, 2009. Total delinquent loans by portfolio at June 30, 2010 were $22.8 million of commercial mortgage and commercial business loans, $5.3 million of residential mortgage loans and $776,000 of consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days — $839,000; 60 to 89 days — $3.7 million; and 90 days and greater — $24.4 million.

At June 30, 2010, the Company had $29.2 million in non-performing loans or 3.72% of total gross loans, a decrease of $4.0 million from $33.2 million or 4.14% at December 31, 2009. At June 30, 2010, non-performing loans by loan portfolio category were as follows: $23.9 million of commercial loans, $4.7 million of residential mortgage loans, and $623,000 of consumer loans. Of these stated delinquencies, the Company had $2.8 million of loans that were 90 days or more delinquent and still accruing (10 residential mortgage loans for $2.4 million and 3 consumer loans for $384,000). These loans are well secured and we anticipate no losses will be incurred.
At June 30, 2010, commercial non-performing loans had collateral type concentrations of $1.3 million (8 loans or 5.4%) secured by residential, duplex and multi-family properties, $2.4 million (6 loans or 10.0%) secured by land and building lots, $2.0 million (7 loans or 8.5%) secured by retail stores, $4.0 million (8 loans or 16.8%) secured by restaurant properties, $646,000 (2 loans or 2.7%) secured by marina properties, $1.3 million (4 loans or 5.5%) secured by B&B and hotels and $12.2 million (27 loans or 51.1%) secured by commercial buildings and equipment. The three largest commercial non-performing loans are $4.2 million, $3.0 million, and $1.4 million.
We believe we have appropriately charged-off or established adequate loss reserves on problem loans that we have identified. For the remainder of 2010, we anticipate a gradual decrease in the amount of problem assets based on trends that began during the fourth quarter of 2009. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. During this same period, signs of further credit deterioration have also been decreasing. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities increased $6.9 million, or 4.5%, to $159.7 million at June 30, 2010 from $152.8 million at December 31, 2009. At June 30, 2010 and December 31, 2009 all of the Company’s investment securities were classified as available-for-sale (AFS). The increase in the portfolio consists primarily of a $15.3 million increase in U.S. Government and agency obligations partially offset by decreases in mortgage-backed securities of $3.9 million, corporate bonds of $2.1 million and municipal bonds of $2.5 million. Proceeds from the sales and maturities of corporate bond and municipal bond securities as well as the return of principal from mortgage-backed securities were used to purchase callable, short duration U.S. Government and agency obligations. Investing in securities with these qualities enables the Company to shorten the duration of the portfolio while positioning it to capitalize in anticipation of rising interest rates. The Company also experienced additional OTTI related to its CDO portfolio during the current quarter. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. At June 30, 2010, these securities had a cost basis of $10.0 million and a fair market value of $1.6 million. For the six month period ended June 30, 2010 the Company recorded a $3.1 million charge to earnings related to the credit loss portion of impairment.
At June 30, 2010, other real estate owned (OREO) totaled $3.6 million, net of an allowance for losses of $109,000, and consisted of four residential properties and nine commercial properties. At December 31, 2009, OREO totaled $4.8 million and consisted of three residential and seven commercial properties. At December 31, 2009, there was no allowance for losses on OREO. For the six months ended June 30, 2010, the Company sold four commercial OREO properties and one residential OREO property with an aggregate carrying value totaling $3.2 million. Also, during the current quarter, the Company added four commercial and two residential properties to OREO with aggregate carrying values of $970,000 and $747,000, respectively.
Assets held for sale totaled $494,000 at June 30, 2010. On April 1, 2010, one property with a book value of $1.3 million was sold. As a result of the sale, the Company recorded a gain of $41,700 on this property.
At June 30, 2010, the Bank’s total deposits increased to $786.5 million from $736.6 million at December 31, 2009, an increase of $49.9 million or 6.8%. Certificates of deposit increased $32.1 million, or 9.5%, to $369.0 million at June 30, 2010 from $336.9 million at December 31, 2009. The increase in certificates of deposit included a $4.0 million increase in brokered deposits. At June 30, 2010, NOW and money market accounts totaled $263.9 million, an increase of $6.0 million, or 2.3%, from $257.9 million at December 31, 2009. Savings accounts increased $3.9 million, or 4.9%, to $83.3 million at June 30, 2010 from $79.4 million at December 31, 2009. Non-interest bearing deposits increased $7.9 million, or 12.8%, to $70.3 million at June 30, 2010 from $62.4 million at December 31, 2009.

Borrowings decreased $55.0 million, or 26.9%, to $149.0 million at June 30, 2010 from $204.0 million at December 31, 2009. The decline in borrowings is attributable to the increase in certificates of deposit which included an increase of $4.0 million in brokered deposits. At June 30, 2010 the Company’s borrowings to assets ratio decreased to 13.9% from 19.0% at December 31, 2009. Borrowings to total liabilities decreased to 15.8% at June 30, 2010 from 21.6% at December 31, 2009.
At June 30, 2010, the Company’s total equity increased to $130.9 million from $126.5 million at December 31, 2009, an increase of $4.4 million, or 3.4%. The increase in equity is primarily attributable to the net income of $1.3 million and a decrease in accumulated other comprehensive loss, net of tax of $2.8 million. This decrease in accumulated other comprehensive loss is primarily a result of the recognition of the credit related OTTI charge of $2.0 million on the CDO portion of the investment portfolio net of tax. At June 30, 2010, Stockholders’ equity totaled $130.9 million or 12.20% of period end assets, and tangible equity totaled $107.8 million or 10.27% of period end tangible assets.

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

	For the Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$13,462	$40	1.19%	$15,989	$52	1.29%
Investments	177,188	1,356	3.03%	192,063	2,166	4.46%
Loans	792,176	11,433	5.79%	808,545	11,774	5.84%

Total interest-earning assets	982,826	12,829	5.24%	1,016,597	13,992	5.52%
Noninterest-earning assets	100,364			105,256
Allowance for loan losses	(12,135)			(12,579)

Total assets	$1,071,055			$1,109,274

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$110,036	106	0.39%	$104,075	95	0.37%
Savings accounts	81,554	89	0.44%	80,078	87	0.44%
Money market accounts	153,990	489	1.27%	130,250	424	1.31%
Certificates of deposit	371,275	1,607	1.74%	381,616	2,768	2.91%
Borrowings	151,104	1,445	3.83%	195,052	1,700	3.50%

Total interest-bearing liabilities	867,959	3,736	1.73%	891,071	5,074	2.28%
Noninterest-bearing deposits	66,266			67,527
Other liabilities	5,625			7,857

Total liabilities	939,850			966,455
Stockholders’ equity	131,205			142,819

Total liabilities & stockholders’ equity	$1,071,055			$1,109,274

Net interest income		$9,093			$8,918

Net interest spread			3.51%			3.24%
Net interest margin			3.71%			3.52%
Net interest income and margin (tax equivalent basis) (1)		$9,251	3.78%		$9,080	3.58%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.23%			114.09%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $158,000, and $162,000 for the three month period ended June 30, 2010 and 2009, respectively. The average yield on investments increased to 3.43% from 3.03% for the three month period ended June 30, 2010 and increased to 4.86% from 4.46% for the three month period ended June 30, 2009.

	For the Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$12,962	$80	1.24%	$15,508	$119	1.53%
Investments	174,968	2,275	2.59%	189,579	4,415	4.63%
Loans	797,427	23,039	5.83%	804,380	23,401	5.87%

Total interest-earning assets	985,357	25,394	5.20%	1,009,467	27,935	5.58%
Noninterest-earning assets	100,888			106,293
Allowance for loan losses	(12,823)			(11,963)

Total assets	$1,073,422			$1,103,797

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$111,209	211	0.38%	$104,079	202	0.39%
Savings accounts	80,516	176	0.44%	79,771	204	0.52%
Money market accounts	148,838	951	1.29%	123,689	852	1.39%
Certificates of deposit	365,628	3,334	1.84%	381,319	5,727	3.03%
Borrowings	166,856	3,032	3.66%	200,079	3,296	3.32%

Total interest-bearing liabilities	873,047	7,704	1.78%	888,937	10,281	2.33%
Noninterest-bearing deposits	64,588			65,694
Other liabilities	5,678			7,047

Total liabilities	943,313			961,678
Stockholders’ equity	130,109			142,119

Total liabilities & stockholders’ equity	$1,073,422			$1,103,797

Net interest income		$17,690			$17,654

Net interest spread			3.42%			3.25%
Net interest margin			3.62%			3.53%
Net interest income and margin (tax equivalent basis) (1)		$18,001	3.68%		$17,979	3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.86%			113.56%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $311,000, and $325,000 for the six month period ended June 30, 2010 and 2009, respectively. The average yield on investments increased to 2.98% from 2.59% for the six month period ended June 30, 2010 and increased to 5.04% from 4.63% for the six month period ended June 30, 2009.

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

	For the Three Months Ended June 30, 2010
	Compared to June 30, 2009
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$(8)	$(4)	$(12)
Investments	(161)	(649)	(810)
Loans	(237)	(104)	(341)

Total interest income	(406)	(757)	(1,163)

Interest-Bearing Liabilities
Interest-bearing demand accounts	5	6	11
Savings accounts	2	0	2
Money market accounts	75	(10)	65
Certificates of deposit	(73)	(1,088)	(1,161)
Borrowings	(409)	154	(255)

Total interest expense	(400)	(938)	(1,338)

Total net interest income	$(6)	$181	$175

	For the Six Months Ended June 30, 2010
	Compared to June 30, 2009
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$(18)	$(21)	$(39)
Investments	(323)	(1,817)	(2,140)
Loans	(201)	(161)	(362)

Total interest income	(542)	(1,999)	(2,541)

Interest-Bearing Liabilities
Interest-bearing demand accounts	14	(5)	9
Savings accounts	2	(30)	(28)
Money market accounts	164	(65)	99
Certificates of deposit	(227)	(2,166)	(2,393)
Borrowings	(583)	319	(264)

Total interest expense	(630)	(1,947)	(2,577)

Total net interest income	$88	$(52)	$36

Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and 2009
General. Net income for the three months ended June 30, 2010 was $699,000, or $.06 per share, compared to net income of $103,000, or $.01 per share for the three months ended June 30, 2009. The six months ended June 30, 2010 reflected net income of $1.3 million, or $.11 per share, compared to $4,000 for the six months ended June 30, 2009. Net income for the six months ended June 30, 2010 benefited from a $531,000 adjustment made to the deferred tax valuation allowance to more accurately reflect the realizability of the deferred tax asset. The following is a summary of certain significant pre-tax income and expense events that occurred during the second quarter of 2010: an OTTI charge related to the CDO investment portfolio of $514,000; a provision for loan losses of $1.7 million; loan related expenses of $586,000 and OREO expenses totaling $129,000. The three months ended June 30, 2009 included an OTTI charge related to the CDO investment portfolio of $2.5 million, a provision for loan losses of $1.9 million, net gains on the sale of investment securities of $600,000, net losses on OREO sales of $226,000 and loan related expenses in the amount of $179,000. The six months ended June 30, 2010 included an OTTI charge of $3.1 million, a provision for loan losses of $2.0 million, net gains on the sale of OREO of $248,000, loan related expenses of $787,000 and OREO expenses totaling $437,000 which included a $226,000 write-down of OREO properties. The six months ended June 30, 2009 reflected an OTTI charge totaling $4.0 million, a provision for loan losses of $2.6 million, a $1.3 million charge related to payments made under the employment agreement of the Company’s former President and CEO, gains on the sales of investments of $600,000, and a $375,000 compensation pay-out to the current President and CEO. Both the three and six months ended June 30, 2009 included BOLI benefit proceeds of $460,000.
Interest Income. Interest income decreased $1.2 million, or 8.3%, to $12.8 million for the three months ended June 30, 2010, from $14.0 million for the three months ended June 30, 2009. This decrease is primarily the result of a decrease in the investment portfolio yield. The average yield on the investment portfolio declined from 4.46% for the three months ended June 30, 2009 to 3.03% for the three months ended June 30, 2010. The decline in yield is largely due to the implementation of a strategy to shorten the duration of the investment portfolio in preparation of potentially increasing interest rates in the next two to three years. The lost interest income related to this strategy resulted from the sales in June and August of 2009 of $30.5 million in mortgage backed securities, which had yields in excess of the portfolio average, and an increase in the callable U.S. Government and agency obligations segment of the portfolio, which have yields that are below the portfolio average. Other contributing factors include adjustable mortgage-backed securities repricing downward, and callable U.S. Government and agency obligations being called and replaced at lower coupon rates. The average balance of investment securities decreased $14.9 million, or 7.7% to $177.2 million for the three months ended June 30, 2010, compared to $192.1 million for the three months ended June 30, 2009. The decrease in the average balance of investment securities is a result of the sales of $30.5 million in mortgage-backed securities in June and August of 2009 as was discussed previously. Average loans for the three month period ended June 30, 2010 were $792.2 million compared to $808.5 million for the three month period ended June 30, 2009, a decrease of $16.3 million, or 2.0%.
For the six months ended June 30, 2010, interest income decreased $2.5 million, or 9.1% to $25.4 million from $27.9 million for the six months ended June 30, 2009. This decrease is primarily the result of decreases in yields on the loan and investment portfolios. The yield on the loan portfolio declined from 5.87% for the six months ended June 30, 2009 to 5.83% for the six months ended June 30, 2010 while the yield on the investment portfolio declined from 4.63% to 2.59% over the same two periods. The decline in the six months ended June 30, 2010 investment portfolio yield was also negatively impacted by the first quarter 2010 write-off of $590,000 in accrued interest receivable related to bank issued CDO securities in addition to the factors described in the preceding paragraph contributing to the three months ended June 30, 2010 decrease in yield. For the six months ended June 30, 2010, average loans declined $7.0 million, or 0.9% to $797.4 million from $804.4 million for the six months ended June 30, 2009. The average balance of investments for the six months ended June 30, 2010 was $175.0 million, a decrease of $15.0 million, or 7.7% from $190.0 million for the six months ended June 30, 2009.
Interest Expense. Interest expense decreased $1.3 million, or 26.4%, to $3.7 million for the three months ended June 30, 2010, from $5.0 million for the three months ended June 30, 2009, resulting from a decline in interest expense on certificates of deposit of $1.2 million, or 41.9%, to $1.6 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009. This decline of interest expense is primarily the result of a reduction in interest rates paid on certificates of deposit where the cost of these deposits declined from 2.91% for the three months ended June 30, 2009 to 1.74% for the three months ended June 30, 2010. Interest expense on borrowings (Federal Home Loan Bank of New York advances) was $1.4 million for the three months ended June 30, 2010 compared to $1.7 million for the three months ended June 30, 2009. While average borrowings for the three month period ended June 30, 2010 declined to $151.1 million from $195.1 million for the three month period ended June 30, 2009, the cost of borrowings increased to 3.83% for the 2010 period from 3.50% for the three month period ended June 30, 2009. This resulted from a higher average overnight borrowing balance for the three month period ended June 30, 2009 thereby driving down the cost of borrowings for that period. These borrowings had a balance of $41.0 million as of June 30, 2009 and an interest rate of 0.41% compared to no overnight borrowings as of June 30, 2010.

For the six months ended June 30, 2010, interest expense decreased $2.6 million, or 25.1%, to $7.7 million from $10.3 million for the six months ended June 30, 2009. The primary factor contributing to this decrease was a reduction of interest expense on certificates of deposit of $2.4 million, or 41.8%, from $5.7 million for the six months ended June 30, 2009 to $3.3 million for the six months ended June 30, 2010. Interest rates paid on certificates of deposit declined to 1.84% for the six months ended June 30, 2010 from 3.03% for the six months ended June 30, 2009. For the six months ended June 30, 2010, interest expense on borrowings declined $264,000 from the same period in the prior year. While average borrowings for the six month period ended June 30, 2010 declined to $166.9 million from $200.1 million for the six month period ended June 30, 2009, the cost of borrowings increased to 3.66% for the 2010 period from 3.32% for the six month period ended June 30, 2009. Similar to the three month change, this increase resulted from a higher average overnight borrowing balance for the six month period ended June 30, 2009, which had the effect of driving down the cost of borrowings for that period.
Net Interest Income. Net interest income increased $175,000, or 2.0%, to $9.1 million for the three months ended June 30, 2010, from $8.9 million for the three months ended June 30, 2009. The net interest margin increased to 3.71% for the three months ended June 30, 2010 compared to 3.52% for the three months ended June 30, 2009. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 113.2% during the three months ended June 30, 2010, from 114.1% for the three months ended June 30, 2009. For the six months ended June 30, 2010, net interest income was basically flat, slightly increasing $36,000. The net interest margin was 3.62% for the six months ended June 30, 2010 compared to 3.53% for the six months ended June 30, 2009. For the six months ended June 30, 2010, the ratio of average interest-earning assets to average interest-bearing liabilities declined to 112.86% from 113.56% for the same period in 2009.
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
All loans that are on non-accrual status are reviewed by management monthly to determine if a specific reserve or charge-off is appropriate. At this point in the delinquency collection efforts, the primary consideration is collateral value. When the Bank has a current appraisal, generally less than six months old, and management agrees that the property has not deteriorated in value since the appraisal, then management will analyze the loan in accordance with FASB ASC Topic No. 310 Receivables. When a current appraisal is not available, the Bank will request one. Upon receipt of the appraisal, we review the loan in accordance with FASB ASC Topic No. 310 Receivables. Prior to receipt of an appraisal, management considers, based on its knowledge of the market and other available information pertinent to the particular loan being reviewed, allocating a specific reserve for that loan. Loans are charged-off partially or in full based upon the results of a completed FASB ASC Topic No. 310 Receivables analysis. We also perform a FASB ASC Topic No. 310 Receivables analysis on loans that are not collateralized by real estate.
The amount of the allowance is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
We recorded a provision for loan losses of $1.7 million for the three months ended June 30, 2010 compared to $1.9 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, the provision for loan losses was $2.0 million compared to $2.6 million for the six months ended June 30, 2009. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 40.74% at June 30, 2010, from 40.04% at December 31, 2009. When there is a charge-off on a loan, this ratio is negatively affected. For the three months ended June 30, 2010, charge-offs were $1.6 million compared to $2.1 for the three months ended June 30, 2009. Charge-offs for the six months ended June 30, 2010 totaled $3.8 million compared to $2.2 million for the six months ended June 30, 2009, resulting primarily from increased charge-offs on commercial mortgage, construction and commercial business loans. Included in the 2010 charge-offs of $3.8 million were partial charge-offs totaling $595,000. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.41%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 6.0% which represents the charge-off rate for non-performing loans for which the full loss has been charged-off. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended June 30, 2010 were $8,000 compared to $392,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, loan loss recoveries were $493,000 compared to $401,000 for the six months ended June 30, 2009.

Our allowance for loans losses decreased $1.4 million, or 10.5%, to $11.9 million at June 30, 2010, from $13.3 million at December 31, 2009. The ratio of our allowance for loan losses to total loans decreased to 1.52% at June 30, 2010, from 1.66% at December 31, 2009. This decline in the ratio for allowance for loan losses was primarily the result of the loan loss allowance account balance declining from $13.3 million at December 31, 2009 to $11.9 million at June 30, 2010. This decline in the loan loss allowance account balance was the result of $3.8 million of charged-off loans, of which 2 loans represented $1.8 million and were 100% reserved for as of December 31, 2009. The quarterly loan loss allowance methodology did not require additional provisions to the loan loss allowance account for the $1.8 million of charge-offs that were fully reserved. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Accordingly, the valuation allowance for these impaired loans reduces with the passage of time and is recognized as interest income. Included in the allowance for loan losses at June 30, 2010 was an impairment reserve for TDRs in the amount of $113,000.
Non-Interest Income. Non-interest income totaled $732,000 for the three months ended June 30, 2010. Non-interest income reflected an expense of $431,000 for the three months ended June 30, 2009. The increase in non-interest income resulted from the Company recognizing an OTTI charge to non-interest income on CDOs totaling $514,000 for the three months ended June 30, 2010 compared to a similar charge of $2.5 million for the three months ended June 30, 2009. In addition, for the three months ended June 30, 2010, net losses realized from the sale of OREO totaled $17,000 compared to net losses on OREO sales of $226,000 for the three months ended June 30, 2009.
For the six months ended June 30, 2010, non-interest income reflected an expense in the amount of $423,000 compared to an expense of $864,000 for the six months ended June 30, 2009. The increase in non-interest income resulted from the Company recognizing an OTTI charge on CDOs totaling $3.1 million for the six months ended June 30, 2010 compared to a similar charge of $4.0 million for the six months ended June 30, 2009. The Company recorded $248,000 net gains on OREO sales for the six months ended June 30, 2010 compared to net losses on OREO sales totaling $255,000 for the six months ended June 30, 2009. Net losses on sales of investments totaled $33,000 for the six months ended June 30, 2010 compared to net gains on sales of investments of $600,000 for the six months ended June 30, 2009. In addition the three and six month periods ended June 30, 2009 included $460,000 from BOLI benefit proceeds.
Non-Interest Expense. Non-interest expense increased $765,000 or 11.5%, to $7.4 million for the three months ended June 30, 2010 from $6.7 million for the three months ended June 30, 2009. Increases in loan related expense ($407,000), salaries and employees benefits ($128,000) and OREO expenses ($92,000) contributed to the overall increase in expenses. The increase in loan related expenses resulted from increased legal fees related to the loan portfolio. The increase in salaries and benefits is primarily attributable to a contractual payment to a former executive in the amount of $116,000.
For the six months ended June 30, 2010, non-interest expenses declined $225,000, or 1.5%, to $14.5 million from $14.7 million for the six months ended June 30, 2009. Lower salaries and benefits costs of $1.0 million resulted primarily from an expense of $1.3 million in the first quarter 2009 related to payments made pursuant to the Company’s employment agreement with its former President and CEO. In addition, Federal deposit insurance premiums declined $469,000 as the first quarter 2009 included increased premiums related to special deposit insurance assessments. Partially offsetting these reductions were increased expenses on foreclosed real estate of $332,000 (primarily related to the establishment of an allowance for losses on OREO of $226,000), increased loan related expenses of $529,000, and an increase in other operating expenses of $128,000 primarily resulting from executive search fees.
Income Tax Expense (Benefit). For the three months ended June 30, 2010, the Company had no tax expense or benefit. Taxes related to pre-tax earnings for the period were offset by the benefit recognized from reducing the valuation allowance established against the net deferred tax assets. The three months ended June 30, 2009 reflected a tax benefit of $133,000 which resulted from a pre-tax loss. An income tax benefit of $531,000 was recognized for the six months ended June 30, 2010. This benefit primarily related to a reduction in the valuation allowance as a result of a change in the amount of net deferred tax assets determined to be more likely than not to be realized. The six months ended June 30, 2009 reflected a tax benefit of $560,000 that resulted from a pre-tax loss.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $48.4 million through June 30, 2010 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of June 30, 2010, the Company’s entire investment portfolio, with a fair market value of $159.7 million, was classified as available-for-sale.

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
Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $49.9 million, or 6.8%, during the first six months of 2010, and comprised 83.5% of total liabilities at June 30, 2010, as compared to 77.8% at December 31, 2009.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2010, the Company and Bank meet all capital adequacy requirements to which it is subject.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
As of June 30, 2010 and December 31, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2010
Risk based capital ratios:
Tier I	$99,843	11.87%	$33,645	4.00%	$50,468	6.00%
Total capital	$110,375	13.12%	$67,302	8.00%	$84,127	10.00%
Leverage ratio	$99,843	9.53%	$41,907	4.00%	$52,384	5.00%

December 31, 2009
Risk based capital ratios:
Tier I	$98,256	11.45%	$34,325	4.00%	$51,488	6.00%
Total capital	$109,013	12.71%	$68,616	8.00%	$85,769	10.00%
Leverage ratio	$98,256	9.37%	$41,945	4.00%	$52,431	5.00%
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
In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values, estimated future cash flows, changes in loan policies and procedures, changes in loan volume, delinquency and troubled asset trends, loan management and personnel, internal and external loan review, total credit exposure of the individual or entity, and external factors including competition, legal, regulatory and seasonal factors. All of these estimates are susceptible to significant change. Groups of homogenous loans are evaluated in the aggregate under FASB ASC Topic No. 450 Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, and single and total credit exposure. Certain loans that indicate underlying credit or collateral concerns may be evaluated individually for impairment in accordance with FASB ASC Topic No. 310 Receivables. If a loan is impaired and repayment is expected solely from the collateral, the difference between the outstanding balance and the value of the collateral will be charged-off. For potentially impaired loans where the source of repayment may include other sources of repayment, the evaluation may factor these potential sources of repayment and indicate the need for a specific reserve for any potential shortfall. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

Management assesses the allowance for loan losses and makes provisions for loan losses on a quarterly basis. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large charge-off will reduce the allowance for loan losses and may require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.
Securities Impairment. The Company’s investment portfolio includes 24 securities in pooled trust preferred collateralized debt obligations, 16 of which have been principally issued by bank holding companies, and 8 of which have been principally issued by insurance companies. The portfolio also includes 3 private label (non-agency) collateralized mortgage obligations. These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral. Through June 30, 2010, OTTI has been recorded for all 16 of the Company’s CDO securities issued by bank holding companies. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently, many bank issuers have failed causing them to default on their security obligations while recent stress tests and pressure from banking regulators to preserve capital have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges. In addition, due to projected discounted cash flows that do not support the receipt of interest on the CDO securities, the Company is not accruing interest on any of the bank issued CDO securities.
Approximately $6.2 million of the collateralized mortgage obligations classified as available for sale were non-agency securities and had net unrealized losses of $313,000. Of the 3 private label CMO securities, only one security has an unrealized loss. While we have determined these unrealized losses to be temporary, a continued downturn in the financial markets could cause us to reassess our determination. Deteriorating financial conditions may cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on our securities, thereby increasing the likelihood of OTTI.
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
The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2010, the Company has a valuation allowance in the amount of approximately $15.0 million against the Company’s deferred tax assets.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.
Effect of Newly Issued Accounting Standards. In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements. ASU 2010-06 also requires disclosure of fair value measurements by “class” instead of by “major category” as well as any changes in valuation techniques used during the reporting period. For disclosures of Level 1 and Level 2 activity, fair value measurements by “class” and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required. The adoption of this portion of ASU 2010-06 on January 1, 2010 did not have a material impact on the Company’s financial condition or results of operations. For the reconciliation of Level 3 fair value measurements, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 is not expected to have a material impact on the Company’s financial condition or results of operations.
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
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s statements of income and condition.
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial loans that generally tend to have shorter repricing or reset periods and higher interest rates than residential mortgage loans;
•	investing in shorter duration investment grade corporate securities and mortgage-backed securities;
•	originating adjustable rate and short-term consumer loans;
•	selling a portion of our long-term residential mortgage loans;
•	obtaining general financing through lower cost deposits and advances from the Federal Home Loan Bank;
•	lengthening the terms of borrowings and deposits; and
•	reclassifying our investment securities portfolio as available-for-sale.

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
The table below sets forth, as of June 30, 2010, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (Decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$34,088	$(3,265)	-8.74%
+100	35,756	(1,597)	-4.28%
0	37,353	—	—
-100	37,897	544	1.46%
-200	37,396	43	0.12%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at June 30, 2010, in the event of a 100 basis point increase in interest rates, we would experience a $1,597,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $544,000 increase in net interest income.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls
There were no changes made in our internal control over financial reporting during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Cape Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no sales of unregistered securities during the period covered by this Report.
(b) Not applicable.
(c) There were no issuer repurchases of securities during the period covered by this Report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Reserved
Item 5. Other Information
Not applicable

Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Cape Bancorp, Inc. *

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. * *

4	Form of Common Stock Certificate of Cape Bancorp, Inc. *

10.1	Form of Employee Stock Ownership Plan *

10.2	Form of Change in Control Agreement *

10.3	Amended and Restated Phantom Incentive Stock Option Plan *

10.4	Amended and Restated Phantom Restricted Stock Plan *

10.5	Form of Director Retirement Plan *

10.6	Benefit Equalization Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-146178).

**	Filed as an exhibit to the Company’s Current Report Form 8-K with the Securities and Exchange Commission on July 18, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.
Date: August 3, 2010	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: August 3, 2010	/s/ Guy Hackney
Guy Hackney
Senior Vice President and Chief Financial Officer