Form 10-Q
period 2010-09-30
Cape Bancorp, Inc.
filed 2010-11-02
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 001-33934
Cape Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-1294270 (I.R.S. Employer Identification Number)

225 North Main Street, Cape May Court House, New Jersey (Address of Principal Executive Offices)	08210 Zip Code
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 2, 2010 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and September 30, 2009 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2009 and Nine Months Ended September 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	44

Part II. Other Information

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults upon Senior Securities	44

Item 4. (Reserved)	44

Item 5. Other Information	44

Item 6. Exhibits	45

Signature Page	46

Exhibit 31.1
Exhibit 31.2
Exhibit 32

Item 1.	Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2010	2009
	(in thousands)
ASSETS
Cash & due from financial institutions	$13,442	$9,573
Interest-bearing bank balances	4,853	3,940

Cash and cash equivalents	18,295	13,513
Interest-bearing time deposits	9,566	7,451
Investment securities available for sale, at fair value (amortized cost of $163,038 and $162,935 respectively)	158,106	152,815
Loans held for sale	4,408	398
Loans, net of allowance of $12,621 and $13,311 respectively	758,145	789,473
Accrued interest receivable	4,050	4,630
Premises and equipment, net	25,456	26,383
Other real estate owned	4,184	4,817
Federal Home Loan Bank (FHLB) stock, at cost	8,392	10,275
Prepaid FDIC insurance premium	3,489	4,377
Deferred income taxes	5,522	3,956
Bank owned life insurance (BOLI)	27,970	27,210
Goodwill	22,575	22,575
Intangible assets, net	479	585
Assets held for sale	494	1,828
Other assets	3,087	2,535

Total assets	$1,054,218	$1,072,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$72,915	$62,365
Interest-bearing deposits	679,180	674,222
Borrowings	162,335	203,981
Advances from borrowers for taxes and insurance	557	542
Accrued interest payable	710	807
Other liabilities	5,111	4,356

Total liabilities	920,808	946,273

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,324,521 shares	133	133
Additional paid-in capital	126,753	126,695
Treasury stock at cost - 11,000 shares	(85)	—
Unearned ESOP shares	(9,486)	(9,806)
Accumulated other comprehensive loss, net	(3,255)	(6,645)
Retained earnings	19,350	16,171

Total stockholders’ equity	133,410	126,548

Total liabilities & stockholders’ equity	$1,054,218	$1,072,821

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$11,220	$11,667	$34,259	$35,068
Interest and dividends on investments
Taxable	555	585	1,035	2,272
Tax-exempt	304	338	940	1,024
Interest on mortgage-backed securities	576	819	1,815	2,980

Total interest income	12,655	13,409	38,049	41,344

Interest expense:
Interest on deposits	2,105	2,823	6,777	9,808
Interest on borrowings	1,453	1,664	4,485	4,960

Total interest expense	3,558	4,487	11,262	14,768

Net interest income before provision for loan losses	9,097	8,922	26,787	26,576
Provision for loan losses	2,700	9,765	4,652	12,374

Net interest income (expense) after provision for loan losses	6,397	(843)	22,135	14,202

Non-interest income:
Service fees	926	775	2,543	2,278
Net gains on sale of loans	59	38	99	101
Net income from BOLI	254	256	760	768
Net rental income	58	86	173	258
Gain (loss) on sale of investment securities held for sale, net	343	595	310	1,195
Net gain (loss) on sale of OREO	7	(122)	255	(377)
Other	81	59	250	642
Gross other-than-temporary impairment losses	(1,857)	(5,952)	(4,881)	(6,354)
Less: Portion of loss recognized in other comprehensive income	1,517	5,153	1,456	1,513

Net other-than-temporary impairment losses	(340)	(799)	(3,425)	(4,841)

Total non-interest income	1,388	888	965	24

Non-interest expense:
Salaries and employee benefits	3,082	3,316	10,474	11,748
Occupancy and equipment	865	874	2,806	2,549
Federal insurance premiums	320	300	952	1,401
Data processing	324	323	1,006	903
Loan related expenses	735	434	1,522	692
Advertising	86	47	283	262
Telecommunications	273	226	746	633
Professional services	199	217	522	661
OREO expenses	196	92	633	197
Other operating	819	780	2,467	2,300

Total non-interest expense	6,899	6,609	21,411	21,346

Income (loss) before income taxes	886	(6,564)	1,689	(7,120)
Income tax expense (benefit)	(959)	12,571	(1,490)	12,011

Net income (loss)	$1,845	$(19,135)	$3,179	$(19,131)

Earnings (loss) per share (see Note 10):
Basic	$0.15	$(1.55)	$0.26	$(1.55)
Diluted	$0.15	$(1.55)	$0.26	$(1.55)

Weighted average number of shares outstanding:
Basic	12,358,140	12,317,638	12,348,861	12,307,455
Diluted	12,368,865	12,317,638	12,359,770	12,307,455
See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2009 and nine months ended September 30, 2010
(unaudited)

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)

Balance, December 31, 2008	$133	$126,801	$—	$(10,232)	$(6,022)	$30,045	$140,725

Net loss	—	—	—	—	—	(17,901)	(17,901)

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	3,404	—	3,404

Total comprehensive loss	—	—	—	—	—	—	(14,497)

Cumulative effect adjustment to reclassify non-credit component of previously recorded other-than-temporary impairment	—	—	—	—	(4,027)	4,027	—

ESOP shares earned	—	(106)	—	426	—	—	320

Balance, December 31, 2009	133	126,695	—	(9,806)	(6,645)	16,171	126,548

Net income	—	—	—	—	—	3,179	3,179

Stock option compensation expense	—	144	—	—	—	—	144

Restricted stock compensation expense	—	4	—	—	—	—	4

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	3,390	—	3,390

Total comprehensive income	—	—	—	—	—	—	6,717

Common stock repurchased — 11,000 shares	—	—	(85)	—	—	—	(85)

ESOP shares earned	—	(90)	—	320	—	—	230

Balance, September 30, 2010	$133	$126,753	$(85)	$(9,486)	$(3,255)	$19,350	$133,410

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$3,179	$(19,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,652	12,374
Net gain on the sale of loans	(99)	(101)
Net (gain) loss on the sale of other real estate owned	(255)	377
Write-down of other real estate owned	335	152
Loss on impairment of securities	3,425	4,841
Net gain on sale of investments	(310)	(1,195)
Earnings on BOLI	(760)	(768)
Origination of loans held for sale	(13,719)	(9,165)
Proceeds from sales of loans	9,710	8,303
Depreciation and amortization	1,477	1,380
ESOP and stock-based compensation expense	378	251
Deferred income taxes	(3,366)	11,997
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	580	4
Other assets	1,670	(1,914)
Accrued interest payable	(97)	16
Other liabilities	755	1,216

Net cash provided by operating activities	7,555	8,637

Cash flows from investing activities
Proceeds from sales of AFS securities	6,574	31,708
Proceeds from calls, maturities, and principal repayments of HTM securities	—	6,768
Proceeds from calls, maturities, and principal repayments of AFS securities	88,120	62,503
Purchases of HTM securities	—	(2,998)
Purchases of AFS securities	(97,827)	(90,002)
Redemption of Federal Home Loan Bank stock	1,882	2,698
Proceeds from sale of other real estate owned	4,220	1,351
Increase in interest-bearing time deposits	(2,115)	(2,774)
(Increase) decrease in loans, net	22,733	(20,273)
Repurchase of common stock	(85)	—
Purchase of property and equipment, net	(164)	(416)

Net cash provided by (used in) investing activities	23,338	(11,435)

Cash flows from financing activities
Net increase in deposits	15,525	52,418
Increase (decrease) in advances from borrowers for taxes and insurance	14	(22)
Increase in long-term borrowings	5,000	45,000
Repayments of long-term borrowings	(30,000)	(14,000)
Net change in short-term borrowings	(16,650)	(91,900)

Net cash provided by (used in) financing activities	(26,111)	(8,504)

Net increase (decrease) in cash and cash equivalents	4,782	(11,302)
Cash and cash equivalents at beginning of period	13,513	22,501

Cash and cash equivalents at end of period	$18,295	$11,199

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$11,359	$14,752
Income taxes, net of refunds	$1,465	$3
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	$3,667	$1,674
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
Cape Bank (“Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its eighteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey. The Bank has received regulatory approval for the closing of a branch in Cape May County, effective December 3, 2010. In addition, the Bank has requested regulatory approval to close a second branch in Cape May County, effective February 4, 2011.
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
The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended September 30, 2010 and 2009, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.
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
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $634,000 as of September 30, 2010, and $668,000 as of December 31, 2009, are included in these balances.
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
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the allowance for loan losses at September 30, 2010 was an impairment reserve for troubled debt restructurings (TDRs) in the amount of $402,000.

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
Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. The goodwill assessment for 2010 will be performed in the fourth quarter.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. As of September 30, 2010, 85,206 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.
Stock Benefit Plan: The Company has an Equity Incentive Plan (the “Stock Benefit Plan”) under which incentive and non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Under the fair value method of accounting for stock options, the fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. This amount is amortized as salaries and employee benefits expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which, if changed, can significantly affect fair value estimates.

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
The Company records interest and penalties related to uncertain tax positions as non-interest expense.
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

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
Three months ended September 30, 2010
Unrealized holding gains arising during the period	$2,397	$(814)	$1,583
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(1,517)	516	(1,001)
Reclassification adjustment for gain on sale of securities	(343)	116	(227)
Reclassification adjustment for credit related OTTI included in net income	340	(116)	224

Other comprehensive income, net	$877	$(298)	$579

Three months ended September 30, 2009
Unrealized holding gains arising during the period	$6,069	$(2,064)	$4,005
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(5,153)	1,752	(3,401)
Reclassification adjustment for loss on sale of securities	(595)	202	(393)
Reclassification adjustment for credit related OTTI included in net income	799	(272)	527

Other comprehensive income, net	$1,120	$(382)	$738

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
Nine months ended September 30, 2010
Unrealized holding gains arising during the period	$3,529	$(1,233)	$2,296
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(1,456)	495	(961)
Reclassification adjustment for gain on sale of securities	(310)	105	(205)
Reclassification adjustment for credit related OTTI included in net income	3,425	(1,165)	2,260

Other comprehensive income, net	$5,188	$(1,798)	$3,390

Nine months ended September 30, 2009
Unrealized holding losses arising during the period	$2,164	$(735)	$(1,429)
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(1,513)	514	(999)
Reclassification adjustment for loss on sale of securities	(1,195)	406	(789)
Reclassification adjustment for credit related OTTI included in net income	4,841	(1,646)	3,195

Other comprehensive income, net	$4,297	$(1,461)	$2,836

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
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2010
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$61,486	$198	$—	$61,684
Municipal bonds	27,260	886	(210)	27,936
Collateralized debt obligations	9,704	27	(8,174)	1,557
Corporate bonds	10,641	253	(6)	10,888

Total debt securities	$109,091	$1,364	$(8,390)	$102,065

Mortgage-backed securities
GNMA pass-through certificates	$2,341	$60	$—	$2,401
FHLMC pass-through certificates	3,598	155	—	3,753
FNMA pass-through certificates	21,026	1,139	—	22,165
Collateralized mortgage obligations	26,982	796	(56)	27,722

Total mortgage-backed securities	$53,947	$2,150	$(56)	$56,041

Total securities available for sale	$163,038	$3,514	$(8,446)	$158,106

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
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
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	—	—	3,988	(210)	3,988	(210)
Corporate bonds	1,942	(6)	—	—	1,942	(6)
Collateralized debt obligations	—	—	1,117	(8,174)	1,117	(8,174)
Mortgage-backed securities	52	(0)	3,471	(56)	3,523	(56)

Total temporarily impaired investment securities	$1,994	$(6)	$8,576	$(8,440)	$10,570	$(8,446)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$16,877	$(128)	$—	$—	$16,877	$(128)
Municipal bonds	578	(8)	3,988	(465)	4,566	(473)
Corporate bonds	—	—	—	—	—	—
Collateralized debt obligations	90	(3,329)	1,308	(8,311)	1,398	(11,640)
Mortgage-backed securities	7,496	(116)	2,718	(824)	10,214	(940)

Total temporarily impaired investment securities	$25,041	$(3,581)	$8,014	$(9,600)	$33,055	$(13,181)

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
At September 30, 2010, the Company’s investment securities portfolio consisted of 332 securities, 31 of which were in an unrealized loss position. The total unrealized loss on the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and mortgage-backed securities (MBS). The unrealized loss in the MBS portfolio is primarily comprised of one security, a non-agency collateralized mortgage obligation. The monthly payments on this security are current, it is over-collateralized and it is protected by several subordinate classes. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the ongoing credit crisis. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.
As of September 30, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $9.7 million with an estimated fair value of $1.6 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Comm I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of September 30, 2010, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 2.2% to 14.3% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers within our CDO portfolio comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of September 30, 2010:
Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)

								Actual
								Deferrals	Excess
								and	Subordination
							Current	Defaults	as a % of
						Moody’s/	Number of	as a % of	Current
		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	Mezzanine	$407	$14	$(393)	$(635)	Ca/C	23	37.70%	0.00%
PreTSL VI	Mezzanine	42	5	(37)	(16)	Caa1/D	2	81.00%	0.00%
PreTSL XIX	Mezzanine	1,161	36	(1,125)	(614)	Ca/C	52	24.60%	0.00%
I-PreTSL I	Mezzanine	1,831	250	(1,581)	—	NR/BB	16	17.40%	8.70%
I-PreTSL II	Mezzanine	2,713	375	(2,338)	—	NR/BB	29	4.90%	14.33%
I-PreTSL III	Mezzanine	2,699	375	(2,324)	—	B2/BB	24	11.20%	10.19%
I-PreTSL IV	Mezzanine	438	62	(376)	—	Ba2/CCC	29	11.60%	2.24%
MM Comm I	Mezzanine	413	440	27	(1,153)	NR/C	7	72.36%	0.00%

Total		$9,704	$1,557	$(8,147)	$(2,418)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities. The table above excludes 11 CDO securities which have been completely written-off and, therefore, have no book value. The realized loss associated with these securities is $14.5 million.
On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the three months and nine months ended September 30, 2010 of $340,000 and $3.4 million, respectively. As a result of adopting certain provisions of FASB ASC Topic No. 320 (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) in 2009, we were required to record a cumulative effect adjustment to reclassify the portion of previously recorded other-than-temporary impairment charges that were not related to credit losses from retained earnings to accumulated other comprehensive income. Impairment charges related to these securities were recorded during 2008 and the first quarter of 2009 in the amount of $14.5 million and $1.5 million, respectively. We reclassified $6.1 million, $4.0 million net of tax, of these previously recorded OTTI charges from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment.
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
In general, CDOs are callable within five to ten years of issuance with a quarterly call frequency. Due to current market conditions, the cost to refinance or issue capital at a lower rate than what is currently outstanding, and the limited history of CDOs, prepayments are difficult to predict. The model assumes that prepayments will be limited to those issuers that are acquired by large banks with low financing costs. A 1% annual prepayment assumption has been used in the model and is indicative of management’s belief that consolidation in the banking industry will occur over the next several years as market conditions begin to improve. Additionally, commencing with a date ten years from the issuance date, the Trustee can solicit bids in an auction format for the purchase of all the outstanding collateral securities. The highest bid will be accepted that is at least equal to the sum of the outstanding liabilities at par plus accrued and unpaid interest. However, given the uncertain future of the CDO market, credit quality issues with the underlying issuers, and a decline in market value, the model assumes that a successful call auction is highly unlikely. Therefore, the model expects that the securities will extend through their full 30-year maturity.
The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at September 30, 2010, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
	(in thousands)

Due within one year or less	$9,134	$9,189
Due after one year but within five years	65,886	66,651
Due after five years but within ten years	13,554	13,868
Due after ten years	20,517	12,357
Mortgage-backed securities	53,947	56,041

Total investment securities	$163,038	$158,106

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at September 30, 2010 (in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2010
Beginning balance of cumulative credit losses on CDO securities (1)	$(16,578)	$(13,493)
Additional credit losses for which other than temporary impairment was previously recognized	(340)	(3,425)

Ending balance of cumulative credit losses on CDO securities, September 30, 2010	$(16,918)	$(16,918)

(1)	On April 1, 2009, we recognized a cumulative effect adjustment based upon FASB guidance regarding the recognition and presentation of other-than-temporary impairment and determined that $9.9 million of previously recorded OTTI write-downs represented credit losses.

NOTE 4 — LOANS RECEIVABLE
Loans receivable consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)

Commercial mortgage	$406,047	$416,575
Residential mortgage	238,429	244,897
Construction	22,678	28,839
Home equity loans and lines of credit	48,375	48,706
Commercial business loans	54,378	62,685
Other consumer loans	1,014	1,284

Loans receivable, gross	770,921	802,986

Less:
Allowance for loan losses	12,621	13,311
Deferred loan fees	155	202

Loans receivable, net	$758,145	$789,473

Activity in the allowance for loan losses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Balance at beginning of period	$11,916	$12,081	$13,311	$11,240
Provisions charged to operations	2,700	9,765	4,652	12,374
Adjustment for passage of time on certain impaired loans (1)	(10)	—	(13)	—
Charge-offs	(2,002)	(8,077)	(5,839)	(10,246)
Recoveries	17	9	510	410

Balance at end of period	$12,621	$13,778	$12,621	$13,778

(1)	Certain impaired loans have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. At September 30, 2010, the impairment reserve on troubled debt restructurings (TDRs) was $402,000.

Individually impaired loans, which includes loans delinquent greater than 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans, were as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Period-end impaired loans with no allocated allowance for loan losses	$44,072	$26,020
Period-end impaired loans with allocated allowance for loan losses	7,088	7,228

Total	$51,160	$33,248

Amount of the allowance for loan losses allocated	$2,470	$3,016

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Average of individually impaired loans during the period	$43,503	$31,682	$37,714	$29,512
Interest income recognized during impairment	$284	$8	$467	$37
Cash basis interest income recognized	$—	$8	$147	$38
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at September 30, 2010			at December 31, 2009
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$61,684	$—	$—	$45,972	$—
Municipal bonds	—	27,936	—	—	34,381	—
Collateralized debt obligations	—	—	1,557	—	—	1,456
Corporate bonds	—	10,888	—	—	11,046	—
Mortgage-backed securities	—	56,041	—	—	59,960	—

Total securities available for sale	$—	$156,549	$1,557	$—	$151,359	$1,456

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and September 30, 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	Nine months ended September 30,
	2010	2009
	(in thousands)

Beginning balance	$1,456	$3,033
Accretion of discount	91	183
Payments received	—	(2)
Increase in amortized cost (1)	—	6,103
Unrealized holding gain (loss)	3,435	(2,885)
Other-than-temporary impairment included in earnings	(3,425)	(4,841)

Ending balance	$1,557	$1,591

(1)	Increase is due to FASB guidance regarding the recognition and presentation of other-than-temporary impairments.

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at September 30, 2010			at December 31, 2009
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial mortgage	$—	$35,873	$—	$—	$25,132	$—
Residential mortgage	—	4,769	—	—	3,251	—
Construction	—	3,917	—	—	1,298	—
Home equity loans	—	795	—	—	482	—
Commercial business loans	—	5,806	—	—	3,085	—

Total impaired loans	$—	$51,160	$—	$—	$33,248	$—

Other real estate owned:
Commercial	$—	$3,108	$—	$—	$3,532	$—
Residential mortgage	—	1,076	—	—	1,285	—

Total other real estate owned	$—	$4,184	$—	$—	$4,817	$—

Loans held for sale	$—	$4,408	$—	$—	$398	$—
Assets held for sale	$—	$494	$—	$—	$1,828	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$479	$—	$—	$585

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.
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

	At September 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Assets
Cash and cash equivalents	$18,295	$18,295	$13,513	$13,513
Interest-bearing time deposits	9,566	9,643	7,451	7,539
Investment securities	158,106	158,106	152,815	152,815
Loans held for sale	4,408	4,408	398	398
Loans receivable	758,145	768,469	789,473	788,421
FHLB Stock	8,392	8,392	10,275	10,275
Bank owned life insurance	27,970	27,970	27,210	27,210
Accrued interest receivable	4,050	4,050	4,630	4,630

Liabilities
Savings deposits	$83,803	$83,803	$79,368	$79,368
NOW, checking and MMDA deposits	346,342	346,342	320,308	320,308
Certificates of deposit	321,950	325,921	336,911	340,084
Borrowings	162,335	169,646	203,981	199,718
Accrued interest payable	710	710	807	807
The carrying amount is the estimated fair value for cash and cash equivalents, and accrued interest receivable and payable.
Interest-bearing time deposits — The fair value is determined by discounting the estimated future cash flow using the interest rate of a recently purchased interest-bearing time deposit.
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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 6 — OTHER REAL ESTATE OWNED
At September 30, 2010, other real estate owned (OREO) totaled $4.2 million, net of an allowance for losses of $155,000, and consisted of four residential properties and ten commercial properties. At December 31, 2009, OREO totaled $4.8 million and consisted of three residential and seven commercial properties. At December 31, 2009, there was no allowance for losses on OREO.
For the three months ended September 30, 2010, the Company sold one commercial OREO property and two residential OREO properties with an aggregate carrying value totaling $801,000. The Company recorded net gains on the sale of OREO of $7,000 in the third quarter of 2010 compared to net losses of $122,000 recorded in the third quarter of 2009. For the nine months ended September 30, 2010, the Company sold five commercial OREO properties and three residential OREO properties with an aggregate carrying value totaling $4.0 million. Net gains on the sale of OREO totaled $255,000 for the nine months ended September 30, 2010 compared to net losses on OREO sales of $377,000 for the nine months ended September 30, 2009. Also, during the current quarter, the Company added two commercial and two residential properties to OREO with aggregate carrying values of $1.5 million and $160,000, respectively.
Net expenses applicable to OREO were $182,000 for the three month period ending September 30, 2010, which included a provision for losses on OREO of $109,000 and net gains on the sale of OREO of $7,000. For the three months ended September 30, 2009, net expenses applicable to OREO of $214,000 included net losses on the sale of OREO of $122,000 and a provision for losses on OREO totaling $84,000. For the nine months ended September 30, 2010 and 2009, net expenses applicable to OREO totaled $370,000 and $574,000, respectively, which included provisions for losses on the sale of OREO of $335,000 for the nine months ended September 30, 2010, and $152,000 for the nine months ended September 30, 2009. As of the date of this filing, the Company has agreements of sale for five OREO properties with an aggregate carrying value totaling $1.3 million.
NOTE 7— DEPOSITS
Deposits are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)

Savings accounts	$83,803	$79,368
NOW accounts and money market funds	273,427	257,943
Non-interest bearing checking	72,915	62,365
Certificates of deposit of less than $100,000	182,063	201,303
Certificates of deposit of $100,000 or more	139,887	135,608

	$752,095	$736,587

NOTE 8 — INCOME TAXES
Income tax benefit for the nine months ended September 30, 2010 was primarily impacted by the release of a $1.7 million valuation allowance. The release of the valuation allowance was due to estimated taxable income through September 30, 2010 and the anticipated implementation of a business planning strategy which would result in the recognition of a capital gain. These items allowed for additional deferred tax assets to be realizable.

	Three months ended September 30,		Nine months ended September 30,
Income taxes	2010	2009	2010	2009
	(in thousands)		(in thousands)

Pre-tax income (loss)	$886	$(6,564)	$1,689	$(7,120)
Income tax expense (benefit)	$(959)	$12,571	$(1,490)	$12,011
For more information about our income taxes, read Note 11, “Income Taxes,” in our 2009 Annual Report to Shareholders.

NOTE 9 — STOCK BENEFIT PLAN
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
Under the fair value method of accounting for stock options, the fair value for all stock options granted under the Equity Incentive Plan is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. This amount is amortized as salaries and employee benefits on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which, if changed, can significantly affect fair value estimates.
On June 15, 2010, the Company issued 730,000 incentive stock options to certain employees at a price of $7.27 per share. On July 1, 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share. The following table presents the weighted average per share fair value of options granted and the assumptions used, based on the Black-Scholes option pricing methodology:

Assumption	September 30, 2010
Expected average risk-free interest rate	2.46%
Expected average life (in years)	6.5
Expected volatility	41.64%
Expected dividend yield	0.00%
Stock option activity for the nine months ended September 30, 2010 was as follows:

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
Outstanding at January 1	—	$—
Granted	753,600	7.28
Forfeited	—	—

Outstanding at September 30	753,600	$7.28	—	9.7 years

Exercisable at September 30	—	$—	$—	—

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
On July 1, 2010, the Company issued 11,000 restricted stock awards to directors at a price of $7.68 per share. The restricted stock awards will vest in five equal annual installments, with the first installment becoming exercisable on the first anniversary of the date of grant, or July 1, 2011. Restricted stock activity for the nine months ended September 30, 2010 was as follows:

	Restricted	Weighted Average
	Common	Fair Value at
	Shares	Grant Date
Outstanding at January 1	—	$—
Granted	11,000	7.68
Forfeited	—	—

Outstanding at September 30	11,000	$7.68

At September 30, 2010, unrecognized compensation costs on unvested stock options and restricted stock awards was $2.4 million which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested for the three and nine months ended September 30, 2010 was as follows:

	Three	Nine
	Months	Months
	Ended	Ended
(in thousands)	September 30, 2010
Compensation expense:
Common stock options	$124	$144
Restricted common stock	4	4

Total compensation expense	128	148
Tax benefit	3	3

Net income effect	$125	$145

At September 30, 2010, 753,600 options were outstanding, leaving 577,752 options available to be issued. As of September 30, 2010, based on the option agreements, there were no vested or exercisable options.
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
The following is the calculation of basic earnings per share for the three and nine months ended September 30, 2010 and September 30, 2009. In 2010, options to purchase 753,600 shares were antidilutive, and accordingly, were excluded in determining diluted earnings per common share. Restricted stock was dilutive and is included in the earnings per share calculation. There were no options outstanding in 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except share data)

Net income (loss)	$1,845	$(19,135)	$3,179	$(19,131)

Weighted average shares outstanding	12,358,140	12,317,638	12,348,861	12,307,455
Basic earnings (loss) per share	$0.15	$(1.55)	$0.26	$(1.55)
Diluted weighted average shares outstanding	12,368,865	12,317,638	12,359,770	12,307,455
Diluted earnings (loss) per share	$0.15	$(1.55)	$0.26	$(1.55)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
The merger of Cape Bank and Boardwalk Bank on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, with a total of 18 branches providing complimentary branch coverage. (The Bank has received regulatory approval for the closing of a branch in Cape May County, effective December 3, 2010. In addition, the Bank has requested regulatory approval to close a second branch in Cape May County, effective February 4, 2011.) The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger.
At September 30, 2010, the Company had total assets of $1.054 billion compared to $1.073 billion at December 31, 2009. For the three months ended September 30, 2010 and 2009, the Company had total revenues of $14.0 million and $14.3 million, respectively. Net income for the three months ended September 30, 2010 totaled $1.8 million compared to a net loss of $19.1 million for the three months ended September 30, 2009. For the nine month periods ended September 30, 2010 and 2009, total revenues were $39.0 million and $41.4 million, respectively. Net income for the nine months ended September 30, 2010 totaled $3.2 million, compared to a net loss of $19.1 million for the nine months ended September 30, 2009.
Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and 17 branch offices located in Atlantic and Cape May Counties, New Jersey. (The Bank has received regulatory approval for the closing of a branch in Cape May County, effective December 3, 2010. In addition, the Bank has requested regulatory approval to close a second branch in Cape May County, effective February 4, 2011.) We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At September 30, 2010, 92.8% of our loan portfolio was secured by real estate and over 61.3% of our portfolio was commercial related loans. We also maintain an investment portfolio. At September 30, 2010, the Company had total assets of $1.054 billion, total deposits of $752.1 million and total stockholders’ equity of $133.4 million.
We offer banking services to individuals and businesses predominantly located in our primary market area which, as of September 30, 2010, consisted of Cape May and Atlantic Counties, New Jersey. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued weakness throughout 2010 in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity from historical levels. Non-performing loans as a percentage of total loans increased to 4.27% at September 30, 2010 from 4.14% at December 31, 2009. In addition, non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets increased slightly to 3.57% at September 30, 2010 from 3.55% at December 31, 2009. Loan charge-offs were $2.0 million for the three months ended September 30, 2010 compared to $8.1 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, loan charge-offs totaled $5.8 million compared to $10.2 million for the nine months ended September 30, 2009. The ratio of our allowance for loan losses to total loans decreased slightly to 1.64% at September 30, 2010, from 1.66% at December 31, 2009 as a result of the $5.8 million of charged-off loans during the current period, of which $2.0 million were fully reserved for as of December 31, 2009. While our total loan portfolio decreased from $802.8 million at December 31, 2009 to $770.8 million at September 30, 2010, we believe our existing prudent loan underwriting practices are appropriate in the current market environment. Accordingly, we believe that current practices adequately address the economic conditions and the local credit needs. Additionally, total deposits increased $15.5 million from $736.6 million at December 31, 2009 to $752.1 at September 30, 2010. Non-interest bearing deposits increased $10.6 million primarily caused by a seasonal increase in commercial non-interesting bearing deposits of $9.0 million. In addition, savings deposits increased $4.4 million.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At September 30, 2010, our retail market area primarily included the area surrounding our 18 offices located in Cape May and Atlantic Counties, New Jersey.
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
Managing our credit underwriting and administration through the economic recovery:
Based on our experience during the credit crisis and economic downturn, we have taken steps to improve our credit underwriting and administration. Changes in the Commercial Loan and Credit Departments were significant during the most recent quarter. Both the new Chief Lending Officer (CLO) and Chief Credit Officer (CCO) had the opportunity to introduce their new approaches and credit culture. The CLO has undertaken a review of all credit files to update and reanalyze the credits to achieve an “audit ready” credit file. The CCO has taken over the active management of all credits that are rated “Special Mention” or “Substandard.” In the past, Relationship Managers (RMs) were responsible for loans that were delinquent from 16 days to 90 days. Once the loan reached a non-performing status it was moved to Work Outs. Work Out involvement is now based on risk rating.
The change in the risk rating system has also led to some new considerations of troubled credits. Performing loans with a solid history of payment would not have been adversely classified in the past. Under the new approach, global cash flow analysis dictates loan classification (with some adjustment made for collateral value) resulting in more “Classified” loans. As a result, there are “performing non-performers” in the Substandard category that had not been so designated in the past.
The CLO has introduced a rigorous program of external credit training and has actively mentored RMs. The training has inculcated the cash flow approach to the credit culture and created a more uniform approach to credit presentations.
In the meantime, the Bank has continued to restrict extensions of credit to both the hospitality and restaurant industries. The current loan portfolio has high concentrations in both segments which have experienced considerable weakness during the economic downturn.
Loan demand within our market area is expected to remain weak during the balance of 2010, and there are indications that economic deterioration may have leveled off or slightly improved during the first half of 2010. Home sales prices have declined in both counties we operate in from 2008 to 2009, sales volume showed improvement year-over-year for the first half of 2010, and median sale prices improved during 2010 in both Atlantic and Cape May Counties from the first quarter to the second quarter. Additionally, we have been able to sell some of our other real estate owned properties.
Managing non-performing assets to performing status or disposal:
Our non-performing assets began to increase in 2007, and continued to increase through 2009, but have declined during the first nine months of 2010. Although total dollars of non-performing assets have declined during 2010, the percentage of non-performing assets to total assets has increased from 3.55% at December 31, 2009 to 3.57% at September 30, 2010, a result of a decline in total assets. The deterioration in our local real estate market began during the first quarter of 2008 and continued to decline through 2009, although recently has seen home prices increasing. The expiration of the federal government tax credit for new home buyers during the second quarter of 2010 may have influenced this favorable home price behavior. Residential building permits for Atlantic and Cape May Counties have decreased more than 50% from 2007 to 2009. Unemployment has also affected non-performing assets and, as of March 2010, was 13.6% and 16.3% in Atlantic and Cape May Counties, respectively. As of August 2010, unemployment in Atlantic and Cape May Counties was 11.5% and 7.3%, respectively. These rates were favorably influenced by the summer season and were significantly higher than August of 2009. These negative economic trends have contributed to a significant increase in the ratio of non-performing assets to total assets from 0.63% at December 31, 2007 to 3.55% at December 31, 2009. As of September 30, 2010, the ratio of non-performing assets to total assets increased to 3.57%. The ratio of our allowance for loan losses to non-performing loans decreased from 40.04% as of December 31, 2009 to 38.32% as of September 30, 2010; net charge-offs to average loans decreased from 1.37% for the year ended December 31, 2009 to 0.90% for the nine months ended September 30, 2010; non-performing loans decreased to $32.9 million from $33.2 million at December 31, 2009; and delinquent loans increased to $41.0 million at September 30, 2010 from $34.4 million at December 31, 2009. Delinquent loans also increased in number during this same time period and represented 5.32% of total gross loans at September 30, 2010 compared to 4.29% at December 31, 2009.

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
Reducing the level of non-performing assets during 2010 will improve our results of operations by converting non-earning assets to earning assets and reducing the expense of managing non-performing assets, which will benefit our interest income, net interest margin and net income. While loan demand is expected to remain weak for the remainder of 2010, there is some evidence that continued economic deterioration may have leveled off or slightly improved through the beginning of 2010. Our level of non-performing assets has stabilized and we have been able to sell other real estate owned.
Managing net interest income and interest rate risk in a potentially rising rate environment:
The Federal Reserve Board is unlikely to raise the target Fed Funds rate during the remainder of 2010. The potential of an increase in interest rates is more likely during 2011 and will present us with the challenge of managing interest rate risk with a cumulative one year liability sensitive balance sheet. As detailed in “Net Interest Income Analysis,” a rising interest rate environment indicates that net interest income would decrease over a one-year horizon. This analysis assumes instantaneous and sustained rate shock intervals of 100 and 200 basis points on a static balance sheet. Management will focus on several strategies to negate such effects, such as extending long-term liabilities, increasing core deposit balances, reducing the amount of long-term fixed rate loans in the portfolio, and shortening the average life of investments within the investment portfolio. During the third quarter of 2010 the Bank purchased a five year, $5 million fixed rate borrowing at 1.93% from the Federal Home Loan Bank of New York, and sold $3.5 million of investment securities, recognizing a gain of $343,000.
2010 Overview
Capital remains strong at Cape Bank, and we do not anticipate raising additional capital through government programs or by any other means during 2010.
Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May Counties was 13.6% and 16.3% respectively as of March 2010. As of August unemployment in Atlantic and Cape May Counties was 11.5% and 7.3% respectively. These rates were favorably influenced by the summer season and were significantly higher than August of 2009. Home sales prices have declined in both counties from 2008 to 2009, sales volume showed improvement year-over-year for the first half of 2010, and median sale prices improved during 2010 in both Atlantic and Cape May counties from the first quarter to the second quarter. Seasonal businesses enjoyed a very good season as a result of favorable weather conditions. Local lodging facilities based on the barrier islands appear to have had a strong season with little indication of discounting needed to keep hotels fully occupied. Seasonal merchants have indicated a better season in 2010 than in 2009, however not as strong as anticipated considering the increase in tourism.
During the past two and a half years the Bank’s yield curve has steepened as rates tied to the prime rate have decreased as the Federal Reserve has decreased the targeted Fed Funds Rate from a high of 5.25% in 2007 to its current low of 0.25%. Mid and long-term rates have remained in a tighter range than short-term rates during the past two years. As the yield curve steepened during the past two years, our net interest margin increased; although we incurred a loss in both 2008 and 2009, we recorded net income of $3.2 million for the nine month period ended September 30, 2010. The losses incurred in 2008 and 2009 were primarily the result of expenses related to OTTI, goodwill impairment, provision for loan losses and a deferred tax asset valuation allowance. These items and others are discussed in more detail later in this report.
The Bank’s net interest margin has trended upward from 3.42% in 2007 to 3.48% in 2008, to 3.54% in 2009 and is 3.65% for the nine month period ended September 30, 2010. This improvement is the result of our cost of funds declining 175 basis points offset in part by the yield on our earning assets declining 124 basis points from 2007 to September 30, 2010. During the period from 2007 to September 30, 2010 our yield curve steepened as a result of short-term rates dropping consistent with the decline in the Fed Funds rate. Commercial loans tied to the prime rate were affected most significantly during this period of declining short-term interest rates. The cost of funds during the same three year period dropped significantly in conjunction with the decrease in the Fed Funds Rate. Borrowing rates at the FHLB of NY declined during this time and our average FHLB borrowing costs decreased from 4.76% in 2007 to 3.68% for the nine month period ended September 30, 2010. In addition, average certificates of deposit costs decreased from 4.56% in 2007 to 1.81% for the nine month period ended September 30, 2010.

The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefited the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2009 and also during the nine month period ended September 30, 2010. We expect to see a more moderate continuation of the downward repricing of our liabilities during the remainder of 2010, and we expect our net interest margin to remain stable for the balance of 2010. However, the full positive impact of the variable yield curve has been mitigated by the significant increase in our non-performing loans and assets, which has reduced our net interest income. We are managing loan re-pricing for adjustable rate lines of credit by establishing a floor on most renewals.
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
The recognition of goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with non-performing assets expected to remain stable and continued earnings, additional goodwill impairment is not probable.
Comparison of Financial Condition at September 30, 2010 and December 31, 2009
At September 30, 2010, the Company’s total assets were $1.054 billion compared to $1.073 billion at December 31, 2009.
Cash and cash equivalents increased $4.8 million, or 35.4%, to $18.3 million at September 30, 2010 from $13.5 million at December 31, 2009. The majority of this increase is attributable to a higher cash balance at the Federal Reserve Bank due to a large cash letter on the last day of the quarter.
Interest-bearing deposits increased to $9.6 million at September 30, 2010 from $7.5 million at December 31, 2009, an increase of $2.1 million or 28.4%. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.
Total loans decreased to $770.8 million at September 30, 2010 from $802.8 million at December 31, 2009, a decrease of $32.0 million or 4.0%. Net loans decreased $31.4 million, net of a decrease in the allowance for loan losses of $690,000. Delinquent loans increased $6.6 million to $41.0 million or 5.32% of total gross loans at September 30, 2010 from $34.4 million, or 4.29% of total gross loans at December 31, 2009. Total delinquent loans by portfolio at September 30, 2010 were $33.2 million of commercial mortgage and commercial business loans, $6.5 million of residential mortgage loans and $1.3 million of consumer loans. At September 30, 2010, delinquent loan balances by number of days delinquent were: 31 to 59 days — $4.0 million; 60 to 89 days — $4.9 million; and 90 days and greater — $32.1 million.
At September 30, 2010, the Company had $32.9 million in non-performing loans or 4.27% of total gross loans, a decrease of $300,000 from $33.2 million, or 4.14% of total gross loans at December 31, 2009. At September 30, 2010, non-performing loans by loan portfolio category were as follows: $27.6 million of commercial loans, $4.6 million of residential mortgage loans, and $795,000 of consumer loans. Of these stated delinquencies, the Company had $2.8 million of loans that were 90 days or more delinquent and still accruing (11 residential mortgage loans for $2.4 million and 4 consumer loans for $432,000). These loans are well secured and we anticipate no losses will be incurred.
At September 30, 2010, commercial non-performing loans had collateral type concentrations of $4.2 million (20 loans or 15.3%) secured by residential, duplex and multi-family properties, $3.6 million (10 loans or 13.1%) secured by land and building lots, $1.6 million (5 loans or 5.9%) secured by retail stores, $4.1 million (10 loans or 15.0%) secured by restaurant properties, $646,000 (2 loans or 2.3%) secured by marina properties, $706,000 (4 loans or 2.6%) secured by B&B and hotels and $12.6 million (28 loans or 45.8%) secured by commercial buildings and equipment. The three largest commercial non-performing loans are $4.2 million, $2.7 million, and $2.5 million.

To the best of our knowledge, we have provided for all losses that are both probable and reasonably estimable at September 30, 2010 and December 31, 2009. For the remainder of 2010 and through the early part of 2011, we anticipate problem assets to remain at or near current levels, moving to disposition through the slow foreclosure process. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities increased $5.3 million, or 3.5%, to $158.1 million at September 30, 2010 from $152.8 million at December 31, 2009. At September 30, 2010 and December 31, 2009 all of the Company’s investment securities were classified as available-for-sale (AFS). The increase in the portfolio consists primarily of a $15.7 million increase in U.S. Government and agency obligations partially offset by decreases in municipal bonds of $6.4 million, mortgage-backed securities of $3.9 million, and corporate bonds of $158,000. Proceeds from the sales and maturities of corporate bond and municipal bond securities as well as principal repayments from mortgage-backed securities were used to purchase callable, short duration U.S. Government and agency obligations. Investing in securities with these qualities enables the Company to shorten the duration of the portfolio while positioning it to capitalize in anticipation of rising interest rates. The Company also experienced additional OTTI related to its CDO portfolio during the current quarter. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. At September 30, 2010, these securities had a cost basis of $9.7 million and a fair market value of $1.6 million. For the nine month period ended September 30, 2010 the Company recorded a $3.4 million charge to earnings related to the credit loss portion of impairment.
At September 30, 2010, other real estate owned (OREO) totaled $4.2 million, net of an allowance for losses of $155,000, and consisted of four residential properties and ten commercial properties. At December 31, 2009, OREO totaled $4.8 million and consisted of three residential and seven commercial properties. At December 31, 2009, there was no allowance for losses on OREO. For the nine months ended September 30, 2010, the Company sold five commercial OREO properties and three residential OREO properties with an aggregate carrying value totaling $4.0 million. Also, during the current quarter, the Company added two commercial and two residential properties to OREO with aggregate carrying values of $1.3 million and $160,000, respectively. As of the date of this filing, the Company has agreements of sale for five OREO properties with an aggregate carrying value totaling $1.3 million.
Assets held for sale totaled $494,000 at September 30, 2010.
At September 30, 2010, the Bank’s total deposits increased to $752.1 million from $736.6 million at December 31, 2009, an increase of $15.5 million or 2.1%. At September 30, 2010, NOW and money market accounts totaled $273.4 million, an increase of $15.5 million, or 6.0%, from $257.9 million at December 31, 2009. Savings accounts increased $4.4 million, or 5.6%, to $83.8 million at September 30, 2010 from $79.4 million at December 31, 2009. Non-interest bearing deposits increased $10.5 million, or 16.9%, to $72.9 million at September 30, 2010 from $62.4 million at December 31, 2009. Certificates of deposit decreased $14.9 million, or 4.4%, to $322.0 million at September 30, 2010 from $336.9 million at December 31, 2009.
Borrowings decreased $41.7 million, or 20.4%, to $162.3 million at September 30, 2010 from $204.0 million at December 31, 2009. Funding sources originating primarily from an increase in deposits and a decline in loan balances were used to pay down borrowings. At September 30, 2010 the Company’s borrowings to assets ratio decreased to 15.4% from 19.0% at December 31, 2009. Borrowings to total liabilities decreased to 17.6% at September 30, 2010 from 21.6% at December 31, 2009.
At September 30, 2010, the Company’s total equity increased to $133.4 million from $126.5 million at December 31, 2009, an increase of $6.9 million, or 5.4%. The increase in equity is primarily attributable to the net income of $3.2 million and a decrease in accumulated other comprehensive loss, net of tax of $3.4 million. This decrease in accumulated other comprehensive loss is primarily a result of the recognition of the credit related OTTI charge of $2.3 million, net of tax, on the CDO portion of the investment portfolio. At September 30, 2010, stockholders’ equity totaled $133.4 million or 12.65% of period end assets, and tangible equity totaled $110.4 million or 10.70% of period end tangible assets.

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

	For the Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$15,470	$40	1.03%	$10,107	$61	2.36%
Investments	171,632	1,395	3.18%	184,235	1,681	3.57%
Loans	783,044	11,220	5.68%	809,878	11,667	5.72%

Total interest-earning assets	970,146	12,655	5.18%	1,004,220	13,409	5.30%
Noninterest-earning assets	104,568			105,390
Allowance for loan losses	(12,462)			(12,259)

Total assets	$1,062,252			$1,097,351

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$112,075	98	0.35%	$111,591	105	0.37%
Savings accounts	83,830	79	0.37%	81,138	91	0.44%
Money market accounts	161,795	457	1.12%	127,436	406	1.26%
Certificates of deposit	335,050	1,471	1.74%	370,273	2,221	2.38%
Borrowings	154,669	1,453	3.73%	181,785	1,664	3.63%

Total interest-bearing liabilities	847,419	3,558	1.67%	872,223	4,487	2.04%
Noninterest-bearing deposits	72,778			73,492
Other liabilities	9,409			6,860

Total liabilities	929,606			952,575
Stockholders’ equity	132,646			144,776

Total liabilities & stockholders’ equity	$1,062,252			$1,097,351

Net interest income		$9,097			$8,922

Net interest spread			3.51%			3.26%
Net interest margin			3.72%			3.52%
Net interest income and margin (tax equivalent basis) (1)		$9,247	3.78%		$9,070	3.58%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.48%			115.13%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $150,000, and $148,000 for the three month period ended September 30, 2010 and 2009, respectively. The average yield on investments increased to 3.57% from 3.18% for the three month period ended September 30, 2010 and increased to 3.94% from 3.57% for the three month period ended September 30, 2009.

	For the Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$13,806	$119	1.15%	$13,688	$186	1.79%
Investments	173,844	3,671	2.78%	188,259	6,090	4.27%
Loans	792,580	34,259	5.78%	806,676	35,068	5.81%

Total interest-earning assets	980,230	38,049	5.19%	1,008,623	41,344	5.48%
Noninterest-earning assets	102,131			105,065
Allowance for loan losses	(12,702)			(12,063)

Total assets	$1,069,659			$1,101,625

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$111,488	301	0.36%	$106,610	308	0.39%
Savings accounts	81,633	256	0.42%	80,231	295	0.49%
Money market accounts	153,205	1,416	1.24%	124,952	1,257	1.34%
Certificates of deposit	355,323	4,804	1.81%	377,598	7,948	2.81%
Borrowings	162,749	4,485	3.68%	193,914	4,960	3.42%

Total interest-bearing liabilities	864,398	11,262	1.74%	883,305	14,768	2.24%
Noninterest-bearing deposits	65,135			68,321
Other liabilities	9,161			6,984

Total liabilities	938,694			958,610
Stockholders’ equity	130,965			143,015

Total liabilities & stockholders’ equity	$1,069,659			$1,101,625

Net interest income		$26,787			$26,576

Net interest spread			3.45%			3.24%
Net interest margin			3.65%			3.52%
Net interest income and margin (tax equivalent basis) (1)		$27,248	3.72%		$27,064	3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.40%			114.19%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $461,000, and $488,000 for the nine month period ended September 30, 2010 and 2009, respectively. The average yield on investments increased to 3.18% from 2.78% for the nine month period ended September 30, 2010 and increased to 4.67% from 4.27% for the nine month period ended September 30, 2009.

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

	For the Three Months Ended September 30, 2010
	Compared to September 30, 2009
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$23	$(44)	$(21)
Investments	(118)	(168)	(286)
Loans	(384)	(63)	(447)

Total interest income	(479)	(275)	(754)

Interest-Bearing Liabilities
Interest-bearing demand accounts	—	(7)	(7)
Savings accounts	3	(15)	(12)
Money market accounts	101	(50)	51
Certificates of deposit	(196)	(554)	(750)
Borrowings	(254)	43	(211)

Total interest expense	(347)	(583)	(930)

Total net interest income	$(132)	$308	$175

	For the Nine Months Ended September 30, 2010
	Compared to September 30, 2009
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$2	$(69)	$(67)
Investments	(447)	(1,972)	(2,419)
Loans	(610)	(199)	(809)

Total interest income	(1,055)	(2,240)	(3,295)

Interest-Bearing Liabilities
Interest-bearing demand accounts	14	(21)	(7)
Savings accounts	5	(44)	(39)
Money market accounts	267	(108)	159
Certificates of deposit	(445)	(2,699)	(3,144)
Borrowings	(839)	364	(475)

Total interest expense	(998)	(2,508)	(3,506)

Total net interest income	$(57)	$268	$211

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009
General. Net income for the three months ended September 30, 2010 was $1.8 million, or $.15 per share, compared to a net loss of $19.1 million, or $1.55 per share for the three months ended September 30, 2009. The nine months ended September 30, 2010 reflected net income of $3.2 million, or $.26 per share, compared to a net loss of $19.1 million for the nine months ended September 30, 2009. Net income for the nine months ended September 30, 2010 benefited from a $1.5 million adjustment made to the deferred tax valuation allowance to more accurately reflect the realizability of the deferred tax asset. The following is a summary of certain significant pre-tax income and expense events that occurred during the third quarter of 2010: an OTTI charge related to the CDO investment portfolio of $340,000; net gains on the sale of investment securities of $343,000; a provision for loan losses of $2.7 million; loan related expenses of $735,000 and OREO expenses totaling $196,000. The three months ended September 30, 2009 included an OTTI charge related to the CDO investment portfolio of $799,000, a provision for loan losses of $9.8 million, net gains on the sale of investment securities of $595,000, net losses on OREO sales of $122,000, loan related expenses in the amount of $434,000, and OREO expenses totaling $92,000. The nine months ended September 30, 2010 included an OTTI charge of $3.4 million, a provision for loan losses of $4.7 million, net gains on the sale of investment securities of $310,000, net gains on the sale of OREO of $255,000, loan related expenses of $1.5 million and OREO expenses totaling $633,000 which included a $335,000 write-down of OREO properties. The nine months ended September 30, 2009 reflected an OTTI charge totaling $4.8 million, a provision for loan losses of $12.4 million, a $1.3 million charge related to payments made under the employment agreement of the Company’s former President and CEO, gains on the sales of investment securities of $1.2 million, BOLI benefit proceeds of $460,000, net losses on OREO sales of $377,000, and a $375,000 compensation pay-out to the current President and CEO. In addition, both the three and nine months ended September 30, 2009 included income tax expense of $12.6 million primarily related to the establishment of a $16.0 million deferred tax asset valuation allowance.
Interest Income. Interest income decreased $754,000, or 4.6%, to $12.7 million for the three months ended September 30, 2010, from $13.4 million for the three months ended September 30, 2009. This decrease is primarily the result of a decline in the average balance of loans and a decrease in both the average balance and yield of the investment portfolio. The average loan balance decreased $26.9 million, or 3.3%, to $783.0 million for the three month period ended September 30, 2010 from $809.9 million for the three month period ended September 30, 2009. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield on the investment portfolio declined from 3.57% for the three months ended September 30, 2009 to 3.18% for the three months ended September 30, 2010. The decline in yield is largely due to the implementation of a strategy to shorten the duration of the investment portfolio. Interest income was negatively impacted by this strategy in the short-term because $30.5 million in longer duration, higher yielding mortgage-backed securities were sold in June and August of 2009 and partially replaced with callable, short-term U.S. Government and agency obligations, which have yields that are below the portfolio average. Other contributing factors include interest rates on adjustable mortgage-backed securities repricing down, and callable U.S. Government and agency obligations being called and replaced at lower coupon rates. The average balance of investment securities decreased $12.6 million, or 6.8% to $171.6 million for the three months ended September 30, 2010, compared to $184.2 million for the three months ended September 30, 2009. The decrease in the average balance of investment securities is a result of the sale of $30.5 million in mortgage-backed securities as discussed previously.
For the nine months ended September 30, 2010, interest income decreased $3.3 million, or 8.0% to $38.0 million from $41.3 million for the nine months ended September 30, 2009. Similar to the three month comparison discussed in the preceding paragraph, the nine month decrease is largely attributed to a decline in average loans and a decrease in both the average balance and yield of the investment portfolio. The average loan balance decreased $14.1 million, or 1.7%, to $792.6 million for the three month period ended September 30, 2010 from $806.7 million for the three month period ended September 30, 2009. The yield on the investment portfolio declined from 4.27% for the nine months ended September 30, 2009 to 2.78% for the nine months ended September 30, 2010. In addition to the factors outlined in the preceding paragraph, the decrease in the nine months ended September 30, 2010 investment portfolio yield was adversely affected by the first quarter 2010 write-off of $590,000 in accrued interest receivable related to bank issued CDO securities. The average balance of investments for the nine months ended September 30, 2010 was $173.8 million, a decrease of $14.5 million, or 7.7% from $188.3 million for the nine months ended September 30, 2009.

Interest Expense. Interest expense decreased $929,000, or 20.7%, to $3.6 million for the three months ended September 30, 2010, from $4.5 million for the three months ended September 30, 2009, resulting from a decline in interest expense on certificates of deposit of $750,000, or 33.8%, to $1.5 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009. This decline of interest expense is primarily the result of a reduction in interest rates paid on certificates of deposit where the cost of these deposits declined from 2.38% for the three months ended September 30, 2009 to 1.74% for the three months ended September 30, 2010 due to lower market interest rates. Interest expense on borrowings (Federal Home Loan Bank of New York advances) was $1.5 million for the three months ended September 30, 2010 compared to $1.7 million for the three months ended September 30, 2009. While average borrowings for the three month period ended September 30, 2010 declined to $154.7 million from $181.8 million for the three month period ended September 30, 2009, the cost of borrowings increased to 3.73% for the 2010 period from 3.63% for the three month period ended September 30, 2009. This resulted from a higher average of lower cost overnight borrowings for the three month period ended September 30, 2009 thereby driving down the cost of borrowings for that period. The interest rate on these overnight advances ranged from 0.36% to 0.52% during the three month period ended September 30, 2009.
For the nine months ended September 30, 2010, interest expense decreased $3.5 million, or 23.7%, to $11.3 million from $14.8 million for the nine months ended September 30, 2009. The primary factor contributing to this decrease was a reduction of interest expense on certificates of deposit of $3.1 million, or 39.6%, from $7.9 million for the nine months ended September 30, 2009 to $4.8 million for the nine months ended September 30, 2010. Interest rates paid on certificates of deposit declined to 1.81% for the nine months ended September 30, 2010 from 2.81% for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, interest expense on borrowings declined $475,000 from the same period in the prior year. While average borrowings for the nine month period ended September 30, 2010 declined to $162.7 million from $193.9 million for the nine month period ended September 30, 2009, the cost of borrowings increased to 3.68% for the 2010 period from 3.42% for the nine month period ended September 30, 2009. Similar to the three month change discussed previously, the increase resulted from a higher average of lower cost overnight borrowings for the nine month period ended September 30, 2009, which had the effect of driving down the cost of borrowings for that period.
Net Interest Income. Net interest income increased $175,000, or 2.0%, to $9.1 million for the three months ended September 30, 2010, from $8.9 million for the three months ended September 30, 2009. The net interest margin increased to 3.72% for the three months ended September 30, 2010 compared to 3.52% for the three months ended September 30, 2009. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.48% during the three months ended September 30, 2010, from 115.13% for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net interest income increased $211,000, or 0.8%, to $26.8 million for the three months ended September 30, 2010, from $26.6 million for the nine months ended September 30, 2009. The net interest margin was 3.65% for the nine months ended September 30, 2010 compared to 3.52% for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the ratio of average interest-earning assets to average interest-bearing liabilities declined to 113.40% from 114.19% for the same period in 2009.
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

We recorded a provision for loan losses of $2.7 million for the three months ended September 30, 2010 compared to $9.8 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the provision for loan losses was $4.7 million compared to $12.4 million for the nine months ended September 30, 2009. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) decreased to 38.32% at September 30, 2010, from 40.04% at December 31, 2009. When there is a charge-off on a loan, this ratio is negatively affected. For the three months ended September 30, 2010, charge-offs were $2.0 million compared to $8.1 for the three months ended September 30, 2009. Charge-offs for the nine months ended September 30, 2010 totaled $5.8 million compared to $10.2 million for the nine months ended September 30, 2009. The three and nine months ended September 30, 2009 included $6.6 million in charge-offs of two credit relationships. Included in the 2010 charge-offs of $5.8 million were partial charge-offs totaling $1.9 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.51%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 11.8% which represents the charge-off rate for non-performing loans for which the full loss has been charged-off. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended September 30, 2010 were $17,000 compared to $9,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, loan loss recoveries were $510,000 compared to $410,000 for the nine months ended September 30, 2009.
Our allowance for loans losses decreased $690,000, or 5.2%, to $12.6 million at September 30, 2010, from $13.3 million at December 31, 2009. The ratio of our allowance for loan losses to total loans decreased to 1.64% at September 30, 2010, from 1.66% at December 31, 2009. This decline in the ratio for allowance for loan losses was primarily the result of the loan loss allowance account balance declining from $13.3 million at December 31, 2009 to $12.6 million at September 30, 2010. This decline in the loan loss allowance account balance was the result of $5.8 million of charged-off loans, of which 2 loans represented $1.8 million and were 100% reserved for as of December 31, 2009. The quarterly loan loss allowance methodology did not require additional provisions to the loan loss allowance account for the $1.8 million of charge-offs that were fully reserved. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at September 30, 2010 was an impairment reserve for TDRs in the amount of $402,000.
Non-Interest Income. Non-interest income totaled $1.4 million for the three months ended September 30, 2010 compared to $888,000 for the three months ended September 30, 2009. The increase in non-interest income resulted from the Company recognizing an OTTI charge to non-interest income on CDOs totaling $340,000 for the three months ended September 30, 2010 compared to a similar charge of $799,000 for the three months ended September 30, 2009. In addition, for the three months ended September 30, 2010, the Company recorded net gains from the sale of OREO of $7,000 compared to net losses on OREO sales of $122,000 for the three months ended September 30, 2009 and gains on the sale of investment securities were $343,000 for the three months ended September 30, 2010 compared to $595,000 for the three months ended September 30, 2009.
For the nine months ended September 30, 2010, non-interest income totaled $965,000 compared to $24,000 for the nine months ended September 30, 2009. The increase in non-interest income resulted from the Company recognizing an OTTI charge on CDOs totaling $3.4 million for the nine months ended September 30, 2010 compared to a similar charge of $4.8 million for the nine months ended September 30, 2009. The Company recorded $255,000 of net gains on OREO sales for the nine months ended September 30, 2010 compared to net losses on OREO sales totaling $377,000 for the nine months ended September 30, 2009. Net gains on sales of investments totaled $310,000 for the nine months ended September 30, 2010 compared to net gains on sales of investments of $1.2 million for the nine months ended September 30, 2009. In addition, the nine month period ended September 30, 2009 included $460,000 from BOLI benefit proceeds.
Non-Interest Expense. Non-interest expense increased $300,000 or 4.4%, to $6.9 million for the three months ended September 30, 2010 from $6.6 million for the three months ended September 30, 2009. Increases in loan related expense ($301,000) and OREO expenses ($104,000) were partially offset by a reduction in salaries and benefits ($234,000). The increase in loan related expenses resulted from increased legal fees and insurance expense. The decrease in salaries and benefits is primarily attributable to management’s decision to reverse $450,000 of previously accrued compensation expense, as targeted income results were not achieved. This decrease was partially offset by an increase in benefit related plans.
For the nine months ended September 30, 2010, non-interest expenses increased $65,000, or 0.3%, to $21.4 million from $21.3 million for the nine months ended September 30, 2009. Lower salaries and benefits costs of $1.3 million resulted primarily from an expense of $1.3 million in the first quarter 2009 related to payments made pursuant to the Company’s employment agreement with its former President and CEO. In addition, Federal deposit insurance premiums declined $449,000 as the first quarter 2009 included increased premiums related to special deposit insurance assessments. Partially offsetting these reductions were increased expenses on foreclosed real estate of $436,000 (primarily related to legal and operating expenses as well as an increase in the establishment of an allowance for losses on OREO), increased loan related expenses of $830,000, and an increase in other operating expenses of $167,000 primarily resulting from executive search fees.
Income Tax Expense (Benefit). For the three months ended September 30, 2010, the Company had a tax benefit of $959,000. The three months ended September 30, 2009 reflected a tax benefit of $133,000 which resulted from a pre-tax loss. An income tax benefit of $1.5 million was recognized for the nine months ended September 30, 2010. The benefit recognized in both the three and nine month periods of 2010 resulted primarily from a reduction in the valuation allowance due to a change in the amount of net deferred tax assets determined to be more likely than not to be realized. The nine months ended September 30, 2009 reflected a tax benefit of $560,000 that resulted from a pre-tax loss.

Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $88.1 million through September 30, 2010 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of September 30, 2010, the Company’s entire investment portfolio, with a fair market value of $158.1 million, was classified as available-for-sale.
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
Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $15.5 million, or 2.1%, during the first nine months of 2010, and comprised 81.7% of total liabilities at September 30, 2010, as compared to 77.8% at December 31, 2009.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2010, the Company and Bank meet all capital adequacy requirements to which it is subject.
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
As of September 30, 2010 and December 31, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, and tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2010
Risk based capital ratios:
Tier I	$101,970	12.32%	$33,107	4.00%	$49,661	6.00%
Total capital	$112,345	13.57%	$66,231	8.00%	$82,789	10.00%
Leverage ratio	$101,970	9.81%	$41,578	4.00%	$51,972	5.00%

December 31, 2009
Risk based capital ratios:
Tier I	$98,256	11.45%	$34,325	4.00%	$51,488	6.00%
Total capital	$109,013	12.71%	$68,616	8.00%	$85,769	10.00%
Leverage ratio	$98,256	9.37%	$41,945	4.00%	$52,431	5.00%
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
In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values, estimated future cash flows, changes in loan policies and procedures, changes in loan volume, delinquency and troubled asset trends, loan management and personnel, internal and external loan review, total credit exposure of the individual or entity, and external factors including competition, legal, regulatory and seasonal factors. All of these estimates are susceptible to significant change. Groups of homogeneous loans are evaluated in the aggregate under FASB ASC Topic No. 450 Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, and single and total credit exposure. Certain loans that indicate underlying credit or collateral concerns may be evaluated individually for impairment in accordance with FASB ASC Topic No. 310 Receivables. If a loan is impaired and repayment is expected solely from the collateral, the difference between the outstanding balance and the value of the collateral will be charged-off. For potentially impaired loans where the source of repayment may include other sources of repayment, the evaluation may factor these potential sources of repayment and indicate the need for a specific reserve for any potential shortfall. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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
Securities Impairment. The Company’s investment portfolio includes 24 securities in pooled trust preferred collateralized debt obligations, 16 of which have been principally issued by bank holding companies, and 8 of which have been principally issued by insurance companies. The portfolio also includes 3 private label (non-agency) collateralized mortgage obligations. These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral. Through September 30, 2010, OTTI has been recorded for all 16 of the Company’s CDO securities issued by bank holding companies. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently, many bank issuers have failed causing them to default on their security obligations while pressure from banking regulators to preserve capital have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges. In addition, due to projected discounted cash flows that do not support the receipt of interest on the CDO securities, the Company is not accruing interest on any of the bank issued CDO securities.
Approximately $6.2 million of the collateralized mortgage obligations classified as available for sale were non-agency securities and had net unrealized gains of $96,000. Of the 3 non-agency CMO securities, only one security has an unrealized loss. While we have determined this unrealized loss to be temporary, a continued downturn in the financial markets could cause us to reassess our determination. Deteriorating financial conditions may cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on our securities, thereby increasing the likelihood of OTTI.
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
The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2010, the Company has a valuation allowance in the amount of approximately $14.0 million against its deferred tax assets.
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial loans that generally tend to have shorter repricing or reset periods and higher interest rates than residential mortgage loans;
•	investing in shorter duration investment grade corporate securities and mortgage-backed securities;
•	originating adjustable rate and short-term consumer loans;
•	selling a portion of our long-term residential mortgage loans;
•	re-pricing existing deposits to current market rates;
•	obtaining funds through lower cost deposits and advances from the Federal Home Loan Bank;
•	lengthening the terms of borrowings and deposits; and
•	reclassifying our investment securities portfolio as available-for-sale.

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
The table below sets forth, as of September 30, 2010, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (Decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$33,661	$(2,370)	-6.58%
+100	35,122	(909)	-2.52%
0	36,031	—	—
-100	36,154	123	0.34%
-200	35,891	(140)	-0.39%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at September 30, 2010, in the event of a 100 basis point increase in interest rates, we would experience a $909,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $123,000 increase in net interest income.
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
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.
(b) Changes in internal controls
There were no changes made in our internal control over financial reporting during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CAPE BANCORP, INC.
Date: November 2, 2010	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: November 2, 2010	/s/ Guy Hackney
Guy Hackney
Senior Vice President and Chief Financial Officer