Form 10-K
period 2010-12-31
Cape Bancorp, Inc.
filed 2011-03-14
CIK 1411303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2010
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of March 11, 2011 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, was $88,186,000.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Proxy Statement for the 2011 Annual Meeting of Shareholders (Part III).

PART I

ITEM 1.	BUSINESS
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
The merger of Cape Bank and Boardwalk Bank on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, New Jersey, with a total of 18 branches providing complimentary branch coverage. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger. Subsequently, the Bank received regulatory approval for the closing of two branches in Cape May County, effective on December 3, 2010 and February 4, 2011.
At December 31, 2010, the Company had total assets of $1.061 billion compared to $1.073 billion at December 31, 2009. For the twelve months ended December 31, 2010 and 2009, the Company had total revenues of $53.3 million and $55.5 million, respectively. Net income for the twelve months ended December 31, 2010 totaled $4.0 million compared to a net loss of $17.9 million for the twelve months ended December 31, 2009. At December 31, 2010, the Company had total deposits of $753.1 million and total stockholders’ equity of $132.2 million.

Cape Bank
General
Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and 15 branch offices located in Atlantic and Cape May Counties, New Jersey and a loan production office (opened in February 2011) located in Burlington County, New Jersey. The Bank received regulatory approval for the closing of two branches in Cape May County, which were effective on December 3, 2010 and February 4, 2011. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At December 31, 2010, 93.4% of our loan portfolio was secured by real estate and over 60.6% of our portfolio was commercial related loans. We also maintain an investment portfolio.
We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey. The Company opened a loan production office in Burlington County, New Jersey in February 2011. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness throughout 2010 in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity. Non-performing loans as a percentage of total loans increased to 5.54% at December 31, 2010 from 4.14% at December 31, 2009 as a result of the classification to non-performing loans of $11.8 million in troubled debt restructurings that were performing in accordance with their repayment terms. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets increased to 4.41% at December 31, 2010 from 3.55% at December 31, 2009. The ratio of our allowance for loan losses to total loans decreased to 1.60% at December 31, 2010, from 1.66% at December 31, 2009. Loan charge-offs were $8.8 million for the twelve months ended December 31, 2010 compared to $11.7 million for the twelve months ended December 31, 2009. Of $8.8 million of loans charged-off during 2010, $2.0 million were fully reserved for as of December 31, 2009. Our total loan portfolio decreased from $802.8 million at December 31, 2009 to $784.9 million at December 31, 2010, primarily as a result of decreased originations of commercial business loans and home equity loans and lines of credit. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $16.5 million from $736.6 million at December 31, 2009 to $753.1 million at December 31, 2010. Increases in our core deposit products — NOW and money market accounts of $35.8 million, non-interest bearing checking accounts of $5.9 million and savings accounts of $4.9 million —more than offset a reduction in certificates of deposit of $30.1 million.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At December 31, 2010, our retail market area primarily included the area surrounding our 17 offices located in Cape May and Atlantic Counties, New Jersey. Subsequently, in February 2011, the Company opened a loan production office in Burlington County, New Jersey and closed a branch office in Cape May County. The Company currently has 16 branch offices and one loan production office.
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

Market Area
Our primary market area consists of Cape May and Atlantic Counties, which includes communities along the barrier islands of the New Jersey shore and the mainland areas. While the economies along the New Jersey shore are more seasonal in nature, the mainland areas are comprised of year-round communities. The economy of our market area is impacted by the gaming industry, a variety of service businesses, vacation-related businesses concentrated along the coastal areas and, to a lesser degree, commercial fishing and agriculture. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry, and is an important regional economic hub. The recently opened loan production office in Burlington County, New Jersey is an effort to expand the Bank’s presence and diversify its customer base in the southwestern region of the State. The severe national and local economic recession that began in late 2007 has had a significant negative impact on our market area. Unemployment rates had risen steadily from 2007 to 2009 in both Atlantic and Cape May Counties, reaching levels of 13.9% and 16.4% respectively at December 2009. While these levels of unemployment did decline during 2010, the unemployment rates in Atlantic County and Cape May County were 12.5% and 13.2% at December 31, 2010, respectively. This decline in the unemployment rates was directionally consistent with declines at the state and national level. Both residential and commercial real estate values have declined during this recession. Residential real estate values have decreased by approximately 16.0% within our market area during the past three years. Additionally, the number of residential building permits issued declined from 2008 to 2009 but leveled off during 2010 at 2009 levels. The gaming industry in New Jersey has been adversely affected by the recession and gaming competition from neighboring States. Commercial real estate (industrial, office and retail) values remain depressed on a national level compared to 2007 levels, commercial real estate rents have declined each year since 2007 and commercial real estate vacancy rates have increased each year since 2007. The Company believes that this information, both nationally and regionally, is consistent with the Atlantic City metropolitan area.
While we do not have loans outstanding to this industry, the employment or businesses of many of our customers are affected by the gaming industry, and weakness in this industry has adversely affected other sectors of the local community. We believe the financial health of the gaming industry within our market affects our success, however neither our market area nor Cape Bank is solely dependent on this industry. The Atlantic City casino industry has experienced declines in many areas of their business, such as:
a.	casino revenue in total was down 9.6% in 2010 from 2009;
b.	all 11 casinos had revenue declines during the period 2009 to 2010;
c.	2010 was the worst year for casino revenue during the past 10 years;
d.	employment levels at the casinos has declined consistently since 2007;
e.	visitors to Atlantic City have declined consistently from 2007 to 2009 (2010 data not yet available); and
f.	2009 net income per casino indicates that 7 of 11 casinos reported losses for the year.
In addition to the national, regional and local economies negatively affecting Atlantic City casinos, they have also been negatively affected by competition from casinos in Pennsylvania and Delaware. Pennsylvania currently has 10 operating casinos with the potential of an additional four casinos. These casinos have both slot machines and gaming tables. The impact of Delaware casinos on the Atlantic City casino market is not as significant, as Delaware currently has only three casinos which are limited to slot machines.

The State of New Jersey is making efforts to contribute to the revitalization of Atlantic City in the following ways:
a.	Established a New Jersey State-run Tourism District within Atlantic City.
b.
Tax reimbursement incentives for the Revel Casino (assuming financing is obtained by the Revel) up to $261 million of which $125 million will be used to fund various upgrades to the Boardwalk and other parts of the city that surround the Revel Casino. These tax incentives are being provided by New Jersey’s Economic Development Authority under the Economic Redevelopment and Growth Grant Program which is designated to stimulate jobs and investment. It is anticipated the construction of the Revel Casino will create 2,000 construction jobs and upon completion, which is estimated to be June 2012, 5,500 full time positions will be created.

c.	Consideration of permitting “small” (minimum 200 rooms and gaming floor area of 24,000 square feet) casino hotels in Atlantic City, and interest in this market has been expressed by certain companies.
d.	Casino Reinvestment Development Authority (“CRDA”) will oversee operations of the Atlantic City Convention and Visitors Authority.
e.	A discount shopping outlet in Atlantic City is expanding and the CRDA is assisting with this project by lending the developer $9 million towards this project.
Notwithstanding the recession, the year-round residency increased in both Cape May and Atlantic Counties from 2009 to 2010. Median household income has remained relatively stable in each county for the past three years, and was $55,300 for Atlantic County and $53,500 for Cape May County during 2010. For the State of New Jersey, median household income during 2010 was $72,500.
Competition
We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Bank and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2010, which is the most recent date for which data are available from the Federal Deposit Insurance Corporation, we held approximately 14.4% of the deposits in Cape May County, which was the 2nd largest market share out of the 14 financial institutions with offices in Cape May County, and we held approximately 8.9% of the deposits in Atlantic County, which was the 5th largest market share of the 16 financial institutions with offices in Atlantic County. On a combined market basis we held approximately 10.9% of the deposits which was the 3rd largest market share of 21 financial institutions.
Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Our market area has a large number of competitors offering real estate lending products. Data is not available to determine our competitive position among this group. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities
We offer a variety of loans, including commercial mortgages, commercial loans, residential mortgage loans, home equity loans and lines of credit, and construction loans. Our commercial mortgage loan portfolio at December 31, 2010, comprised 52.7% of our total loan portfolio, which was greater than any other loan category.
Loans are presented in Management’s Discussion and analysis according to type of loan utilized for management reporting purposes, whereas certain disclosures within Note 4 — Loans Receivable are presented in accordance with FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$413,487	52.7%	$412,475	51.3%	$411,809	51.8%	$199,777	43.0%	$183,091	40.6%
Residential mortgage	258,047	32.9%	244,897	30.5%	226,963	28.5%	175,809	37.8%	183,692	40.7%
Construction	15,191	1.9%	28,839	3.6%	54,187	6.8%	38,554	8.3%	38,669	8.6%
Home equity loans and lines of credit	47,875	6.1%	52,806	6.6%	46,850	5.9%	37,308	8.0%	36,998	8.2%
Commercial business loans	48,223	6.1%	62,685	7.8%	54,319	6.8%	12,018	2.6%	7,773	1.7%
Other consumer loans	2,207	0.3%	1,284	0.2%	1,388	0.2%	1,257	0.3%	919	0.2%

Total loans	$785,030	100.0%	$802,986	100.0%	$795,516	100.0%	$464,723	100.0%	$451,142	100.0%

Less:
Allowance for loan losses	12,538		13,311		11,240		4,121		4,009
Deferred loan fees, net	174		202		407		666		755

Total loans, net	$772,318		$789,473		$783,869		$459,936		$446,378

Loan Portfolio Maturities and Yields. The following tables summarize the scheduled maturities of our loan portfolio at December 31, 2010 and December 31, 2009. Demand loans, loans having no stated repayment schedule at maturity and overdraft loans are reported as being due in one year or less. Maturities are based on final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial Mortgage		Residential Mortgage				Home Equity Loans and
	Loans		Loans		Construction Loans		Lines of Credit
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
At December 31, 2010	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2011	$7,377	5.57%	$347	3.27%	$13,825	4.76%	$142	4.11%
2012	2,748	6.96%	740	5.44%	—	—	345	5.37%
2013	6,473	6.62%	1,186	5.25%	1,200	5.75%	807	5.63%
2014 to 2015	2,309	6.31%	1,628	5.68%	—	—	2,210	5.44%
2016 to 2020	8,324	6.93%	22,992	5.37%	166	6.50%	11,931	5.21%
2021 to 2025	48,495	6.80%	43,007	4.96%	—	—	31,331	5.15%
2026 to 2028	31,361	7.10%	4,788	5.26%	—	—	1,109	3.75%
2029 to 2031	52,853	6.52%	27,677	5.20%	—	—	—	—
2032 to 2033	64,674	6.79%	12,132	5.65%	—	—	—	—
2034 to 2035	33,961	6.35%	36,707	5.17%	—	—	—	—
2036 to 2038	81,048	6.64%	45,124	6.05%	—	—	—	—
2039 and beyond	73,864	6.17%	61,719	5.14%	—	—	—	—

Total	$413,487	6.58%	$258,047	5.33%	$15,191	4.86%	$47,875	5.15%

	Commercial Business		Other Consumer Loans
	Loans		(1)		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2011	$34,962	5.54%	$1,153	11.40%	$57,806	5.46%
2012	3,279	5.50%	34	11.97%	7,146	6.08%
2013	1,656	6.53%	24	13.72%	11,346	6.32%
2014 to 2015	3,195	6.47%	17	13.50%	9,359	6.06%
2016 to 2020	3,514	6.89%	—	—	46,927	5.72%
2021 to 2025	334	6.53%	979	4.27%	124,146	5.73%
2026 to 2028	653	6.55%	—	—	37,911	6.76%
2029 to 2031	—	—	—	—	80,530	6.07%
2032 to 2033	442	4.25%	—	—	77,248	6.60%
2034 to 2035	188	7.25%	—	—	70,856	5.74%
2036 to 2038	—	—	—	—	126,172	6.43%
2039 and beyond	—	—	—	—	135,583	5.70%

Total	$48,223	5.75%	$2,207	8.29%	$785,030	6.00%

(1)	Includes overdrawn DDA accounts.

	Commercial Mortgage		Residential Mortgage				Home Equity Loans and
	Loans		Loans		Construction Loans		Lines of Credit
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
At December 31, 2009	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2010	$12,934	6.35%	$436	5.89%	$16,593	5.40%	$1,757	4.59%
2011	784	5.21%	157	7.72%	98	6.00%	682	6.66%
2012	8,801	6.14%	967	5.65%	783	5.96%	407	6.80%
2013 to 2014	2,016	6.09%	2,987	5.61%	308	6.50%	3,577	5.88%
2015 to 2019	7,230	6.81%	25,015	5.43%	172	6.91%	10,902	5.47%
2020 to 2024	32,543	6.70%	43,504	5.22%	844	6.06%	31,126	5.54%
2025 to 2027	39,744	7.12%	5,209	6.32%	3,185	6.77%	2,613	4.71%
2028 to 2030	46,648	6.44%	27,902	5.26%	533	6.43%	568	6.12%
2031 to 2032	55,406	7.21%	3,633	6.60%	2,040	7.55%	306	7.92%
2033 to 2034	48,907	6.22%	30,753	5.51%	652	6.90%	755	8.14%
2035 to 2037	47,204	7.43%	43,983	5.92%	84	5.88%	—	—
2038 and beyond	110,258	6.18%	60,351	5.93%	3,547	6.01%	113	6.50%

Total	$412,475	6.64%	$244,897	5.64%	$28,839	5.89%	$52,806	5.56%

	Commercial Business		Other Consumer Loans
	Loans		(1)		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2010	$49,726	5.24%	$63	5.26%	$81,509	5.44%
2011	2,290	4.97%	30	10.95%	4,041	5.48%
2012	799	8.45%	56	11.52%	11,813	6.29%
2013 to 2014	3,857	6.47%	27	13.67%	12,772	6.06%
2015 to 2019	4,157	6.83%	—	—	47,476	5.78%
2020 to 2024	974	6.08%	1,108	4.87%	110,099	5.76%
2025 to 2027	65	7.00%	—	—	50,816	6.89%
2028 to 2030	—	—	—	—	75,651	6.00%
2031 to 2032	354	7.75%	—	—	61,739	7.19%
2033 to 2034	463	4.25%	—	—	81,530	5.96%
2035 to 2037	—	—	—	—	91,271	6.70%
2038 and beyond	—	—	—	—	174,269	6.09%

Total	$62,685	5.47%	$1,284	5.51%	$802,986	6.14%

(1)	Includes overdrawn DDA accounts.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2010 and December 31, 2009 that are contractually due within one year and after one year.

	At December 31, 2010
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$7,323	$21,455	$28,778	$54	$384,655	$384,709	$413,487
Residential mortgage	345	219,078	219,423	2	38,622	38,624	258,047
Construction	1,499	1,366	2,865	12,326	—	12,326	15,191
Home equity loans and lines of credit	120	23,115	23,235	22	24,618	24,640	47,875
Commercial business loans	6,392	9,460	15,852	28,570	3,801	32,371	48,223
Other consumer loans	1,146	73	1,219	7	981	988	2,207

Total	$16,825	$274,547	$291,372	$40,981	$452,677	$493,658	$785,030

	At December 31, 2009
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$6,999	$13,764	$20,763	$5,935	$385,777	$391,712	$412,475
Residential mortgage	433	201,057	201,490	3	43,404	43,407	244,897
Construction	6,009	12,069	18,078	10,584	177	10,761	28,839
Home equity loans and lines of credit	235	30,303	30,538	1,522	20,746	22,268	52,806
Commercial business loans	5,048	10,307	15,355	44,678	2,652	47,330	62,685
Other consumer loans	51	105	156	12	1,116	1,128	1,284

Total	$18,775	$267,605	$286,380	$62,734	$453,872	$516,606	$802,986

The following table sets forth fixed and adjustable rate loans at December 31, 2010 and at December 31, 2009 as a percentage of the total loan portfolio.

	Percentage of Total Loan Portfolio
	At December 31, 2010
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$28,778	3.7%	$384,709	49.0%	$413,487
Residential mortgage	219,423	27.9%	38,624	4.9%	258,047
Construction	2,865	0.4%	12,326	1.6%	15,191
Home equity loans and lines of credit	23,235	3.0%	24,640	3.1%	47,875
Commercial business loans	15,852	2.0%	32,371	4.1%	48,223
Other consumer loans	1,219	0.2%	988	0.1%	2,207

Total	$291,372	37.2%	$493,658	62.8%	$785,030

	Percentage of Total Loan Portfolio
	At December 31, 2009
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$20,763	2.6%	$391,712	48.7%	$412,475
Residential mortgage	201,490	25.1%	43,407	5.4%	244,897
Construction	18,078	2.3%	10,761	1.3%	28,839
Home equity loans and lines of credit	30,538	3.8%	22,268	2.8%	52,806
Commercial business loans	15,355	1.9%	47,330	5.9%	62,685
Other consumer loans	156	—	1,128	0.2%	1,284

Total	$286,380	35.7%	$516,606	64.3%	$802,986

The Bank’s fixed rate loans increased as a percentage of total loans to 37.2% at December 31, 2010 from 35.7% at December 31, 2009. This increase in fixed rate loans resulted from the predominately fixed rate residential loan portfolio increasing at a faster rate than the predominately adjustable rate commercial loan portfolio. Having a larger percentage of the loan portfolio in adjustable rate loans helps us better manage interest rate risk. During the past two years while market interest rates fell to historically low levels, we were able to maintain a net interest margin of 3.66% and 3.54% for 2010 and 2009, respectively. This resulted from the decrease in the yield on our interest-earning assets being more than offset by the decrease in the cost of our interest-bearing liabilities. Based on our interest rate risk modeling, when market interest rates rise our net interest income will be negatively affected based on the assumptions used in our analysis located in the section within this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk”.

The following table sets forth fixed and adjustable rate loans at December 31, 2010 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Fixed Rate at December 31, 2010
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$18,158	2.3%	$2,005	0.3%	$8,615	1.1%	$28,778
Residential mortgage	25,496	3.2%	73,694	9.4%	120,233	15.3%	219,423
Construction	2,865	0.4%	—	0.0%	—	0.0%	2,865
Home equity loans and lines of credit	9,522	1.2%	13,713	1.7%	—	0.0%	23,235
Commercial business loans	14,739	1.9%	926	0.1%	187	0.0%	15,852
Other consumer loans	1,219	0.2%	—	0.0%	—	0.0%	1,219

Total loans	$71,999	9.2%	$90,338	11.5%	$129,035	16.4%	$291,372

	Adjustable Rate at December 31, 2010
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$9,072	1.2%	$112,332	14.3%	$263,305	33.5%	$384,709
Residential mortgage	1,397	0.2%	1,028	0.1%	36,199	4.6%	38,624
Construction	12,326	1.6%	—	0.0%	—	0.0%	12,326
Home equity loans and lines of credit	5,913	0.8%	18,727	2.4%	—	0.0%	24,640
Commercial business loans	31,867	4.0%	61	0.0%	443	0.1%	32,371
Other consumer loans	9	0.0%	979	0.1%	—	0.0%	988

Total loans	$60,584	7.8%	$133,127	16.9%	$299,947	38.2%	$493,658

	Total Loans at December 31, 2010
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$27,230	3.5%	$114,337	14.6%	$271,920	34.6%	$413,487
Residential mortgage	26,893	3.4%	74,722	9.5%	156,432	19.9%	258,047
Construction	15,191	2.0%	—	0.0%	—	0.0%	15,191
Home equity loans and lines of credit	15,435	2.0%	32,440	4.1%	—	0.0%	47,875
Commercial business loans	46,606	5.9%	987	0.1%	630	0.1%	48,223
Other consumer loans	1,228	0.2%	979	0.1%	—	0.0%	2,207

Total loans	$132,583	17.0%	$223,465	28.4%	$428,982	54.6%	$785,030

The following table sets forth fixed and adjustable rate loans at December 31, 2009 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Fixed Rate at December 31, 2009
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

	Adjustable Rate at December 31, 2009
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

	Total Loans at December 31, 2009
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

Fixed rate long-term loans present interest rate risk to the Bank and will constrain net income in a rising interest rate environment. The magnitude of this long-term risk associated with fixed rate long-term loans is factored into our Management of Market Risk analysis. The Bank’s Cumulative Gap Analysis with assumptions results in the Bank being liability sensitive through 5 years.
The following table indicates our commercial loan portfolio concentrations sorted by the North American Industry Classification System (NAICS) code as of December 31, 2010:
Commercial Loan Concentrations
December 31, 2010

Accomodation and Food Services	29.4%
Real Estate and Rental and Leasing	23.8%
Retail Trade	11.3%
Health Care and Social Assistance	6.9%
Construction	6.7%
Arts, Entertainment and Recreation	6.5%
Other Services	5.8%
Professional, Scientific, Technical and Information Services	2.5%
Agriculture, Forestry, Fishing and Hunting	1.9%
Transportation and Warehousing	1.4%
Wholesale Trade	1.2%
Manufacturing	1.1%
Administrative, Educational and Support Services	0.8%
Finance and Insurance	0.7%

100.0%

Commercial Mortgage Loans. At December 31, 2010, commercial mortgage loans totaled $413.5 million, or 52.7% of our total loan portfolio, which was greater than any other loan category, including one-to-four family residential mortgage loans.
We offer commercial mortgage loans secured by real estate primarily with interest rates that adjust every three to five years. We originate a variety of commercial mortgage loans generally for terms of up to 30 years and payments based on an amortization schedule of up to 30 years. These loans are typically based on the U.S. Treasury rate and adjust every three to five years. Commercial mortgage loans also are originated for the acquisition and development of land. Commercial mortgage loans for the acquisition and development of land are typically based upon the prime interest rate as published in The Wall Street Journal with interest rate floors. Commercial mortgage loans for developed real estate are originated with loan-to-value ratios of up to 75%, while loans for only the acquisition of land are generally originated with a maximum loan to value ratio of 50%. The loan-to-value ratio is defined as the lesser of the actual acquisition cost or the estimated value determined by an independent appraiser.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and cash flow potential of the project. Repayments of loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than residential mortgage loans. See “Risk Factors — Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose us to Increased Lending Risks”. To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. An environmental report from a third party is obtained on all commercial real estate loans up to $1 million. Loans in excess of $1 million may require a Phase I or Phase II analysis when the possibility exists that hazardous materials may have existed on the site, or the site may have been affected by adjoining properties that handled hazardous materials. It is the practice of the Company that for commercial real estate loans to obtain appraisals for the collateral securing the loan when the loan has become 90 days delinquent or if information is obtained indicating insufficient cash flow to support the loan. For these collateral dependent loans an FASB ASC Topic No. 310 Receivables analysis is performed and any resulting charge-offs are recorded. It is not the Company’s practice to test collateral value to loan balance for loans that are performing consistent with contractual terms or are less than 90 days delinquent, as the value of collateral does not necessarily affect the repayment capacity of the borrower. The exception to this would be acquisition and development loans of which the Company currently has 12 loans with balances of $6.5 million, or 1.6% of the commercial mortgage loan portfolio as of December 31, 2010.
In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired from the time of origination or most recent appraisal, then the Company may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. At December 31, 2010 the Company had no commercial real estate loans that were unsecured. The Company did have, as of December 31, 2010, 27 loans totaling $1.4 million of unsecured commercial loans, of which the largest was $276,000. The Company’s current practice when originating a commercial real estate loan is to use the commercial real estate as collateral, but, as noted above, the extension of credit is based on many other factors in addition to the value of the collateral. As a matter of practice, loan-to-value ratios seldom exceed 75%. If a loan is in a performing status it is not the practice of this Company to obtain current appraised values of the collateral. The Company’s practice regarding loans delinquent 90 days or greater is discussed previously within this document.
Although year-end non-performing loans showed a significant increase due to an increase of $11.8 million in troubled debt restructurings which are performing in accordance with their modified terms, delinquencies in the commercial mortgage loan portfolio showed improvement at year-end 2010. At December 31, 2010, 50 commercial mortgage loans totaling $19.6 million were 30 days or more delinquent and 46 of such commercial mortgage loans totaling $18.2 million were more than 90 days or more delinquent. By comparison, at December 31, 2009, 54 commercial mortgage loans totaling $22.3 million were 30 days or more delinquent with 48 of such commercial mortgage loans totaling $20.6 million being more than 90 days delinquent.
One-to-Four Family Residential Mortgage Loans. At December 31, 2010, one-to-four family residential mortgage loans totaled $258.0 million, or 32.9% of our total loan portfolio. We offer two types of residential mortgage loans: fixed rate loans and adjustable rate loans. We offer fixed rate mortgage loans with terms of up to 30 years. We offer adjustable rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three, five or seven years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Bill Constant Maturity Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the maximum interest rate increase over the life of the loan is generally 6.0% over the initial interest rate on the loan. We have the facility to sell, and will sell conforming fixed rate loans we originate with terms of up to 30 years with servicing released to manage interest rate risk.
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
Cape Bank has also provided a limited number of interest only loans which allow the borrower to pay only the interest due on the loan for the initial term and then rates adjust annually and payments are fully amortized until maturity. At times, the balances on such loans may exceed the value of the collateral held by Cape Bank, which could increase the likelihood of a borrower defaulting on the loan. Cape Bank has a portfolio of $4.4 million in interest only loans, all of which were current at December 31, 2010. At December 31, 2009 these loans totaled $4.8 million. This program is no longer offered.
As a result of our lending standards we do not offer, or have, any payment option adjustable rate loans or sub-prime loans.
Generally, adjustable rate loans may better insulate Cape Bank from interest rate risk as compared to fixed rate loans. In a rising interest rate environment, however, the monthly mortgage payment on adjustable rate loans would also increase which could cause an increase in delinquencies and defaults. To mitigate the risk associated with increases in monthly mortgage payments on adjustable rate loans, we adhere to underwriting guidelines by initially qualifying each borrower at a higher interest rate. In addition, although adjustable rate mortgage loans make our assets more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.
The following table indicates the amount and percent of residential mortgage loans that are single family and multi-family as of December 31, 2010 and 2009:

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Single Family Mortgage Loans	$243,902	94.5%	$228,964	93.5%
Multi-Family Mortgage Loans	14,145	5.5%	15,933	6.5%

Total	$258,047	100.0%	$244,897	100.0%

The following table segregates loans with original loan-to-value ratios greater than 80% and less than 80%:

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Loan to Value greater than 80%	$3,196	1.2%	$3,347	1.4%
Loan to Value less than or equal to 80%	254,851	98.8%	241,550	98.6%

Total Residential Mortgage Loans	$258,047	100.0%	$244,897	100.0%

(1)	All loans with an original loan-to-value greater than 80% were single family loans for both periods presented.

Commercial Business Loans. At December 31, 2010, commercial business loans totaled $48.2 million, or 6.1% of our total loan portfolio. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer term loans for capital improvements and equipment acquisition. These loans are typically based on a competitive fixed market rate. These loans may be secured by business assets other than real estate, such as business equipment and inventory and are backed by personal guarantees.
When making commercial business loans, we consider the financial statements of the borrower and guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower and guarantors, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from his or her employment or other income, and which are secured by residential real property, the value of which tends to be more easily ascertainable, commercial business loans have greater risk and typically are made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We have generally required these loans to have debt service coverage of at least 1.20, and we generally require personal guarantees. See“Risk Factors — Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose us to Increased Lending Risks.”
Construction Loans. Construction loans totaled $15.2 million, or 1.9% of our total loan portfolio at December 31, 2010. We offer interim construction financing secured by residential property for the purpose of constructing one-to-four family homes. Our construction program offers two types of loans: short-term interest only or construction/permanent loans. The short-term loans require monthly interest only payments based on the amount of funds disbursed. The construction/permanent loans require interest-only payments during the construction phase, and convert to a fully amortized fixed rate loan at the end of the interest-only period. Under both programs, construction must be completed within 12 months of the initial disbursement date for one-to-four family homes, and for commercial construction loans the term is a maximum of 24 months. The maximum loan-to-value ratio will be 80% of the appraised value. While providing us with a comparable, and in some cases, higher yield than conventional mortgage loans, construction loans may involve a higher level of risk. For example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be saleable, resulting in the borrower defaulting and Cape Bank taking title to the property. It is an established and acceptable practice in construction/project lending to build in an interest reserve. The interest reserve is for the purpose of servicing the debt during the construction and initial lease up period when cash flow is typically insufficient to meet that need. The interest reserve is not to be used for debt service after the project is completed and has had sufficient time to lease up or otherwise perform in accordance with original projections. Under certain circumstances, it may be permissible to re-establish a depleted interest reserve for debt service if additional collateral is obtained from the borrower or guarantor(s). The collateral in question must be suitable with regards to value, margin requirements and marketability and should be unrelated to the project under evaluation. The re-establishment of an interest reserve must be approved by the appropriate lending authorities. Interest reserves may also be considered for use with tract subdivisions to provide debt service until cash flow is generated from unit sales.
Home Equity Loans and Lines of Credit. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80% based on the appraised value of the property. Home equity loans have fixed rates of interest and are originated with terms of up to 15 years. Home equity lines of credit have adjustable interest rates and are based upon the prime interest rate as published in The Wall Street Journal with a floor of 5.5% on lines of $250,000 and greater. We hold a first or second mortgage position on the homes that secure our home equity loans and lines of credit.
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

Unsecured loans and lines of credit generally have greater risk than residential mortgage loans. At December 31, 2010 and 2009, there was $83,000 and $113,000 respectively, of unsecured loans. Repayments of these loans depends on the borrower’s financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.
The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.
Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources, including existing customers, walk-in traffic, advertising and referrals from customers. From time to time, we will participate in loans originated by other banks to supplement our loan portfolio. During 2010, we did not participate in loans originated by other banks and we have none in our loan portfolio as of December 31, 2010. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting mortgage payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A mortgage servicing asset of approximately $7,000 and $11,000 as of December 31, 2010 and December 31, 2009, respectively, was recorded relating to the servicing of loans for others, and is included in other assets on our balance sheet.
Loan Underwriting. The Company adheres to underwriting guidelines that provide for continuity and completeness of process and are summarized as follows: a comprehensive and thorough review of (i) the financial information of applicant(s)and any guarantor(s), including current and historical balance sheet and income data, (at least two (2) years),-balance sheet, income and cash flow projections, when appropriate and credit checks; (ii) collateral valuation, including appraisals (based on regulatory requirements) on real estate-based loans; (iii) loan terms, pricing and covenants appropriate to risk; (iv) a review of the character and integrity of the borrower, including interviews of the proposed borrower if warranted , and (v) analysis of relevant industry data . We also review the purpose of a proposed loan which assists in determining the terms of such loan, i.e. short-term notes should not be utilized to finance long-term investments or capital expenditures.
The Company general practice is not to make new loans or additional loans to a borrower or related interest of a borrower who is past due in principal or interest more than 90 days. In limited circumstances, the Company would advance an existing borrower new money to facilitate the completion of a project, with expectations that the full amount of the new advance plus reduction of the delinquent outstanding principal and interest would occur within one year of granting the additional funds.
The Company assesses a borrower’s income or cash flow expectations, the Company’s collateral position and a borrower’s financial outlook when temporarily restructuring loan terms. Based on that assessment the Company would then determine its course of action. Generally, in a troubled situation, on a loan with a long term maturity, the maturity date is more often shortened or left unchanged than it is extended. An exception to this would be when a loan either has matured or is near maturity, the maturity date would be extended, but not for more than twelve months. Because cash flow is often a problem for a struggling borrower, the interest rate is usually reduced for a period of time, typically twelve months. Occasionally, the Company splits the loan into two separate notes: note structured on terms that are supported by the borrower’s ability to repay and the other note structured on more lenient terms and/or possibly partially for fully written down.
Correspondent Lending Relationships. Cape Bank has residential correspondent banking relationships with other financial institutions which enable us to sell conforming loans that we originate on a servicing—released, non-recourse basis that we would normally not retain in our loan portfolio because of interest rate risk or they do not conform to our standard underwriting guidelines. These correspondent relationships enable us to offer a full range of residential loan products and compete more effectively for residential loans within our market area. During the year ended December 31, 2010, Cape Bank sold approximately $15.3 million of loans. The amount of loans sold varies according to market pricing and the portfolio needs of Cape Bank.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures recommended by management and reviewed and approved by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the type of loan, whether the loan is secured or unsecured and the officer’s position and experience. Individuals have joint authority up to assigned levels. Management Loan Committee approves loans for borrowing relationships up to $5 million, Directors Loan Committee approves loans for borrowing relationships up to $10 million and the Bank’s Board of Directors approves loans for borrowing relationships over $10 million. All loans extended to Regulation O defined parties are approved by the Banks Board of Directors.

Loans-to-One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2010, our regulatory limit on loans-to-one borrower was $17.0 million. At that date, our largest lending relationship was $14.4 million, consisting of 14 loans and was secured by commercial real estate and residential real estate. Of the $14.4 million, $11.8 million (7 loans) was restructured in the third quarter of 2010. At December 31, 2010 these loans were performing in accordance with their terms.
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
Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist. Our management reports to the Board of Directors Loan Committee on a quarterly basis all loans on the Watch List and all Classified Loans.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial mortgage (1)	$27,781	$25,132	$12,117	$3,887	$3,381
Residential mortgage	2,449	2,081	692	—	48
Construction	3,980	1,298	4,109	—	—
Home equity and line of credit	363	398	—	—	—
Commercial business loans	6,254	3,085	3,287	54	141
Other consumer loans	—	—	92	11	16

Total non-accrual loans	40,827	31,994	20,297	3,952	3,586

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	—	—	—	—	—
Residential mortgage	2,207	1,170	504	39	225
Construction	—	—	—	—	—
Home equity and line of credit	432	84	250	16	—
Commercial business loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days and still accruing	2,639	1,254	754	55	225

Total non-performing loans	43,466	33,248	21,051	4,007	3,811

Other real estate owned	3,255	4,817	798	—	—

Non-accrual investment securities	71	—	—	—	—

Total non-performing assets	$46,792	$38,065	$21,849	$4,007	$3,811

Performing TDRs	$7,732	$—	$—	$—	$—

Ratios:
Non-performing loans to total loans	5.54%	4.14%	2.65%	0.86%	0.84%
Non-performing assets to total assets	4.41%	3.55%	2.00%	0.63%	0.62%

(1)	includes $11.8 million in non-accruing TDRs paying in accordance with restructured terms.
For the years ended December 31, 2010, 2009 and 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.9 million, $1.8 million and $1.2 million, respectively. Income recorded for such loans was $383,000, $49,000 and $10,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)

At December 31, 2010
Real estate loans:
Commercial mortgage	1	$94	46	$18,250	47	$18,344
Residential mortgage	4	477	26	4,655	30	5,132
Construction	—	—	9	3,980	9	3,980
Home equity loans and lines of credit	2	103	9	795	11	898
Commercial business loans	0	—	27	4,031	27	4,031
Other consumer loans	2	16	—	—	2	16

Total	9	$690	117	$31,711	126	$32,401

At December 31, 2009
Real estate loans:
Commercial mortgage	4	$802	48	$20,592	52	$21,394
Residential mortgage	3	1,551	16	3,251	19	4,802
Construction	—	—	4	1,298	4	1,298
Home equity loans and lines of credit	1	50	6	482	7	532
Commercial business loans	3	101	12	3,085	15	3,186
Other consumer loans	—	—	—	—	—	—

Total	11	$2,504	86	$28,708	97	$31,212

At December 31, 2008
Real estate loans:
Commercial mortgage	7	$4,142	26	$12,117	33	$16,259
Residential mortgage	2	105	8	1,196	10	1,301
Construction	—	—	8	4,109	8	4,109
Home equity loans and lines of credit	—	—	1	250	1	250
Commercial business loans	8	1,909	12	3,287	20	5,196
Other consumer loans	5	122	5	89	10	211

Total	22	$6,278	60	$21,048	82	$27,326

At December 31, 2007
Real estate loans:
Commercial mortgage	4	$3,234	5	$3,887	9	$7,121
Residential mortgage	4	601	1	39	5	640
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	54	3	54
Other consumer loans	2	72	5	21	7	93

Total	10	$3,907	14	$4,001	24	$7,908

At December 31, 2006
Real estate loans:
Commercial mortgage	—	$—	5	$3,381	5	$3,381
Residential mortgage	6	252	3	273	9	525
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	141	3	141
Other consumer loans	2	33	2	16	4	49

Total	8	$285	13	$3,811	21	$4,096

Classification of Loans. Our policies provide for the classification of loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. There is no specific credit metrics used to determine the risk rating.
Risk Rating 1-5 — Acceptable credit quality ranging from High Pass (cash or near cash as collateral) to Management Attention/Pass (acceptable risk) with some deficiency in one or more of the following areas: management experience, debt service coverage levels, balance sheet leverage, earnings trends and the industry of the borrower.
Risk Rating 6 — Watch List reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.
Management believes that the Substandard category is best considered in three discrete classes: RR 7.0 “performing substandard loans;” RR 7.5; and RR 7.9
Risk Rating 7.0 — The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit some signs of weakness manifested in either cash flow or collateral. In some cases, while cash flow is below the policy levels, the customer is in a cash business and has never presented financial reports that reflect sufficient cash flow for a global cash flow coverage ratio of 1.20.
Risk Rating 7.5 — These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of historic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.
Risk Rating 7.9 — These loans have undergone a FASB ASC Topic No. 310 Receivables analysis or have a specific reserve. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged off.
Our classified assets total includes $40.8 million of non-performing loans at December 31, 2010.
Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value, less the cost to sell, at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2010, we had $3.3 million in other real estate owned compared to $4.8 million at December 31, 2009.

Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2010 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. The economic information located within the Market Area section of this report was considered by management and used as a factor in our analysis of determining the adequacy of our general allowance for loan losses.
In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Balance at beginning of year	$13,311	$11,240	$4,121	$4,009	$3,792

Allowance from acquired entity	—	—	3,791	—	—

Charge-offs:
Real estate loans:
Commercial mortgage	(4,159)	(8,043)	(2,406)	—	—
Residential mortgage	(677)	(239)	(572)	—	—
Construction	(1,160)	(2,378)	(1,806)	—	—
Commercial business loans	(2,751)	(872)	(786)	(119)	—
Other consumer loans	(90)	(124)	(138)	(113)	(128)

Total charge-offs	(8,837)	(11,656)	(5,708)	(232)	(128)

Recoveries:
Real estate loans:
Commercial mortgage	436	406	—	—	—
Construction	—	114	—	—	—
Commercial business loans	103	18	—	—	—
Other consumer loans	29	30	27	43	33

Total recoveries	568	568	27	43	33

Net (charge-offs) recoveries	(8,269)	(11,088)	(5,681)	(189)	(95)

Provision for loan losses	7,496	13,159	9,009	357	312
Reclassification to other liabilities for reserve on off-balance sheet items	—	—	—	(56)	—

Balance at end of year	$12,538	$13,311	$11,240	$4,121	$4,009

Ratios:
Net charge-offs to average loans outstanding	1.05%	1.37%	0.74%	0.06%	0.02%
Allowance for loan losses to non- performing loans at end of year	28.84%	40.04%	53.39%	102.85%	105.20%
Allowance for loan losses to total loans at end of year	1.60%	1.66%	1.41%	0.89%	0.89%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$9,809	82.7%	$9,571	71.9%	$6,829	51.8%
Residential mortgage	879	7.4%	2,048	15.4%	1,696	28.5
Construction	736	6.2%	388	2.9%	1,477	6.8
Home equity loans and lines of credit	195	1.6%	771	5.8%	346	5.9
Commercial business loans	236	2.0%	492	3.7%	809	6.8
Other consumer loans	13	0.1%	41	0.3%	83	0.2

Total allocated allowance	11,868	100.0%	13,311	100.0%	11,240	100.0%

Unallocated	670		—		—

Total	$12,538		$13,311		$11,240

	At December 31,
	2007		2006
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$2,381	43.0%	$2,165	40.6%
Residential mortgage	978	37.8	1,071	40.7
Construction	336	8.3	370	8.6
Home equity loans and lines of credit	208	8.0	222	8.2
Commercial business loans	97		79	1.7
Other consumer loans	121	2.6	102	0.2

Total allocated allowance	4,121	0.3	4,009	100.0%

Unallocated	—	100.0%	—

Total	$4,121		$4,009

Investment Activities
We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various U.S. Government sponsored enterprises, federal agencies and state and municipal governments, school districts and utility authorities, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities (equity as well as debt) and mutual funds. As a member of the Federal Home Loan Bank of New York, we also are required to maintain an investment in Federal Home Loan Bank of New York stock.
At December 31, 2010, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $157.4 million and consisted primarily of municipal bonds, mortgage-backed securities, including collateralized mortgage obligations, collateralized debt obligations, U.S. Government and agency securities, including securities issued by U.S. Government sponsored enterprises. Our entire investment portfolio is classified as available-for-sale (AFS) after reclassifying the held-to-maturity portion of the portfolio to AFS effective December 31, 2009.

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
Municipal Securities. We invest in municipal bonds issued by counties, cities, school districts and utility authorities; primarily general obligation and some revenue bonds. Our policy allows us to purchase such securities rated “A” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2010, our municipal securities portfolio consisted of issuers within the State of New Jersey in the amount of $4.5 million and issuers within other states consisted of $20.9 million.
U.S. Government and Federal Agency Obligations. While U.S. Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.
Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Investment in mortgage-backed securities enables us to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae.
Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cape Bank. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level.
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

Collateralized Mortgage Obligations. Collateralized Mortgage Obligations (CMOs) are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. With the exception of 2 private label (non-agency) securities which totaled $4.5 million at December 31, 2010, one of which has a below investment grade credit rating, all of the securities are backed by U.S. Government agencies or Government sponsored enterprises. The non-agency CMOs are performing according to their contractual terms. See the Securities Impairment section of Item 7 (Management’ Discussion and Analysis of Financial Condition and Result of Operations) for information related to the risks associated with the non-agency CMOs.
Collateralized Debt Obligations. We own 24 collateralized debt obligation securities (CDOs) that are backed by trust preferred securities, 16 of which have been principally issued by bank holding companies and 8 of which have been principally issued by insurance companies. All of the CDO securities have below investment grade credit ratings. During 2010, we recorded a $3.4 million charge to earnings for the credit-related portion of other-than-temporary impairment (OTTI). Given the current illiquidity in the market for these securities, determining their estimated fair value requires substantial judgment and estimation of factors that are not currently observable. Because of changes in the creditworthiness of the underlying financial institutions, market conditions, and other factors, it is possible that, in future reporting periods, we could deem more of our CDOs to be OTTI. Such a determination would require us to write down their value and incur a non-cash OTTI charge. See Note 3 — Investment Securities — of the Notes to Consolidated Financial Statements for more information related to our CDO portfolio.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	At December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$72,470	$71,735	$46,004	$45,972	$31,296	$31,766
Corporate bonds	17,994	18,135	10,851	11,046	4,975	4,777
Municipal bonds	25,811	25,406	33,901	34,381	11,024	10,715
Collateralized debt obligations	9,715	1,134	13,038	1,456	11,832	3,033
Mortgage-backed securities:
GNMA pass-through certificates	2,318	2,368	677	693	773	763
FHLMC pass-through certificates	3,299	3,433	5,338	5,513	20,449	20,771
FNMA pass-through certificates	16,542	17,266	26,612	27,588	33,465	33,397
Collateralized mortgage obligations	17,728	17,930	26,514	26,166	10,017	9,433

Total securities available-for-sale	$165,877	$157,407	$162,935	$152,815	$123,831	$114,655

	At December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Investment securities held-to-maturity:
Municipal bonds	$—	$—	$—	$—	$24,582	$25,154
U.S. Government and agency obligations	—	—	—	—	—	—
Mortgage-backed securities:
GNMA pass-through certificates	—	—	—	—	17	18
FHLMC pass-through certificates	—	—	—	—	2,670	2,715
FNMA pass-through certificates	—	—	—	—	10,897	11,203
Collateralized mortgage obligations	—	—	—	—	9,922	10,111
Grantor Trust (money market fund)	—	—	—	—	737	737

Total securities held-to-maturity	$—	$—	$—	$—	$48,825	$49,938

Effective December 31, 2009 the Company reclassified the Held-to-Maturity portion of its investment portfolio, which had a market value of $44.5 million and an amortized cost of $43.0 million, to Available-for-Sale.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2010 was 5.72%.

	One Year or Less		More than One Year		More than Five Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(dollars in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$3,000	1.22%	$67,470	1.56%	$2,000	2.00%	$—	$—	$72,470	$71,735	1.56%
Corporate bonds	2,517	2.75%	15,477	2.44%	—	—	—	—	17,994	18,135	2.48%
Municipal bonds	2,013	3.35%	7,521	3.56%	6,105	3.70%	10,172	4.48%	25,811	25,406	3.94%
Collateralized debt obligations	—	—	—	—	—	—	9,715	2.41%	9,715	1,134	2.41%
Mortgage-backed securities:
GNMA pass-through certificates	—	—	—	—	180	3.52%	2,138	4.36%	2,318	2,368	4.29%
FHLMC pass-through certificates	7	6.94%	297	5.26%	5	1.97%	2,990	3.53%	3,299	3,433	3.69%
FNMA pass-through certificates	1,839	6.20%	294	5.17%	2,756	4.86%	11,653	4.39%	16,542	17,266	4.68%
Collateralized mortgage obligations	—	—	3,138	3.77%	1,831	4.56%	12,759	3.23%	17,728	17,930	3.46%

Total securities available-for-sale	$9,376	3.07%	$94,197	1.96%	$12,877	3.80%	$49,427	3.67%	$165,877	$157,407	2.68%

Deposit Activities and Other Sources of Funds
General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.
Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. At December 31, 2010, we also had $79.0 million of deposit accounts from a variety of local municipal relationships. At December 31, 2010, we had $31.6 million of brokered deposits, or 4.2% of our total deposits. Included in the brokered deposits were $10.8 million of reciprocal certificates of deposits offered under the Certificate of Deposit Account Registry Service® (“CDARS”), a program in which Cape Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.
We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account, a commercial money market account and a checking account specifically designed for small businesses. We offer bill paying and cash management services through our online banking system. Additionally we offer commercial customers our remote deposit capture product.
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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the year ended December 31,
	2010			2009
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)

Non-interest bearing	$69,439	9.0%	n/a	$68,364	9.0%	n/a
Savings accounts	82,146	10.7	0.38%	80,248	10.6	0.48%
NOW and money market	270,206	35.2	0.80%	236,984	31.3	0.89%
Certificates of deposit	346,322	45.1	1.77%	371,664	49.1	2.66%

Total deposits	$768,113	100.0%	1.12%	$757,260	100.0%	1.64%

	For the year ended December 31,
	2008
			Weighted
	Average		Average
	Balance	Percent	Rate
	(dollars in thousands)

Non-interest bearing	$68,158	9.4%	n/a
Savings accounts	82,309	11.3	1.29%
NOW and money market	224,647	30.8	1.81%
Certificates of deposit	353,501	48.5	3.55%

Total deposits	$728,615	100.0%	2.43%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009	2008
	(in thousands)
Interest Rate
Less than 2.00%	$232,374	$162,486	$22,382
2.00% – 2.99%	38,270	113,358	79,179
3.00% – 3.99%	10,405	23,881	170,565
4.00% – 4.99%	23,066	33,737	74,656
5.00% – 5.99%	2,668	3,449	9,403
6.00% – 6.99%	—	—	8

Total	$306,783	$336,911	$356,193

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2010.

	Period to Maturity at December 31, 2010
	Less Than	More Than	More Than	More Than	More
	or Equal to	One to Two	Two to	Three to	Than Four
	a Year	Years	Three Years	Four Years	Years	Total
	(in thousands)
Interest Rate
Less than 2.00%	$203,821	$23,175	$3,183	$974	$1,221	$232,374
2.00% – 2.99%	4,234	18,228	4,911	1,269	9,628	38,270
3.00% – 3.99%	4,183	1,055	2,318	2,276	573	10,405
4.00% – 4.99%	7,241	7,731	8,094	—	—	23,066
5.00% – 5.99%	1,065	1,603	—	—	—	2,668

Total	$220,544	$51,792	$18,506	$4,519	$11,422	$306,783

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $136.3 million. The following table sets forth the maturity of these certificates as of December 31, 2010.

At December 31, 2010
(in thousands)
Maturities
Three months or less	$47,871
Over three months through six months	33,462
Over six months through one year	24,120
Over one year to three years	24,073
Over three years	6,733

Total	$136,259

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

Our borrowings consist of advances and repurchase agreements from the Federal Home Loan Bank of New York totaling $159.6 million at December 31, 2010. Additionally, we had $10.0 million in repurchase agreements with Citigroup at December 31, 2010. At December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $67.7 million based on our unused qualifying collateral available to support such advances. In addition, we have access to funding of $10.0 million through the discount window at the Federal Reserve Bank of Philadelphia based on qualifying collateral that has been pledged to support such borrowings. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the period indicated.

	2010
	FHLB	Repurchase
	Borrowings	Agreements	Total
	(dollars in thousands)

Average daily balance during the year	$123,307	$37,594	$160,901
Average interest rate during the year	3.49%	4.30%	3.68%
Maximum month-end balance during the year	$165,182	$37,605	$202,787
Weighted average interest rate at year-end	3.09%	3.46%	3.36%
Personnel
As of December 31, 2010, we had 190 full-time employees and 23 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as the Bank. Under the Dodd-Frank Act, the OTS will be eliminated. Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Cape Bancorp, will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Cape Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.
In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations can not yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Cape Bank and Cape Bancorp.
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
A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Department. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Department by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is further limited by federal law and the related regulations. Cape Bank does not have any investments due to provisions provided under leeway powers. See “—Federal Banking Regulation—Activity Restrictions on State-Chartered Banks” below.

Loan-to-One Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Cape Bank currently complies with applicable loans-to-one borrower limitations.
Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Cape Bank. Cape Bank has not paid dividends. See “—Federal Banking Regulation—Prompt Corrective Action” below.
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
Federal Banking Regulation
Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2010, the Company and Bank meet all capital adequacy requirements to which it is subject.
Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.
Tier 1 capital is comprised of the sum of:
•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities;
•	non-cumulative perpetual preferred stock, including any related retained earnings; and
•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:
•	cumulative perpetual preferred stock;
•	certain perpetual preferred stock for which the dividend rate may be reset periodically;
•	hybrid capital instruments, including mandatory convertible securities;
•	term subordinated debt;
•	intermediate term preferred stock;
•	allowance for loan losses; and
•	up to 45% of pre-tax net unrealized holding gains on available-for-sale equity securities with readily determinable fair market values.
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
As of December 31, 2010, Cape Bank was considered “well-capitalized” under FDIC guidelines.
Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging as principal in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC deposit insurance fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.
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
Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2010, Cape Bank was in compliance with this requirement.
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
Prompt Corrective Action. The Federal Deposit Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. The FDIC’s regulations define the five capital categories as follows:
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
Insurance of Deposit Accounts. Cape Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at Cape Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, in view of the recent economic crisis, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. That level of coverage was made permanent by the Dodd-Frank Act. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program were fully insured regardless of the dollar amount until June 30, 2010, later extended until December 31, 2010. Cape Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.” The Dodd-Frank Act further extended unlimited insurance coverage for certain non-interest bearing transaction accounts through December 31, 2012.

The FDIC imposes an assessment for deposit insurance against all depository institutions. That assessment is based on the risk category of each institution, which is derived from examination and supervisory information. The FDIC first establishes an institution’s initial base assessment rate based upon the risk category, with less risky institution paying lower rates. That initial base assessment rate ranges, from 12 to 45 basis points, depending upon the risk category of the institution. The initial base assessment is then adjusted (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are generally based upon an institution’s levels of unsecured debt, secured liabilities and brokered deposits. The total base assessment rate, as adjusted, ranges from 7 to 77.5 basis points of the institution’s assessable deposits. The FDIC may adjust the scale uniformly, except when no adjustment may deviate more than three basis points from the base scale without notice and comment.
On May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution’s assets minus its Tier 1 capital, on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits.
Subsequently the FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to $449,000 for the Bank. The amount of prepayment was determined based on certain assumptions, including an annual 5% growth rate in the assessment base through the end of 2012. The pre-payment was been recorded as a prepaid expense asset at December 31. 2009 and will be amortized to expense over three years.
Most recently, the Dodd-Frank Act required the FDIC to revise its risk-based assessment procedures to base it on average total assets less tangible capital, rather than deposits. The FDIC has issued a final rule that will implement that directive effective April 1, 2011.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio 2.00%.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.
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

The other component of the program provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. The FDIC subsequently extended the program until December 31, 2010. An annualized 15 basis point assessment on balances in noninterest-bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000 were assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. Cape Bank participated in this component of the Temporary Liquidity Guarantee Program. This program is no longer in effect, as the Dodd-Frank Act requires all insured financial institutions to provide noninterest-bearing deposit transaction accounts with full deposit insurance without limit through December 31, 2012. This coverage is separate from, and in addition to, coverage a depositor has with respect to other accounts at an insured depository institution. Such accounts include only traditional, noninterest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held by a business, individual or other type of depositor. Although not encompassed within the Dodd-Frank Act, Interest on Lawyers Trust Accounts were subsequently included by Congress in late 2010 and will also receive full deposit insurance until December 31, 2012. Negotiated Order of Withdrawal (“NOW”) accounts are not provided with this coverage. Insured financial institutions are not permitted to opt out of this insurance program and the FDIC will not charge a separate DIF assessment for this coverage.
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
The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate. At December 31, 2010, the Company had no covered transactions.

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
Loans to a Bank’s Insiders
Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans to one borrower limit applicable to national banks, which is comparable to the loans to one borrower limit applicable to Cape Bank. See “—New Jersey Banking Regulation—Loans to One Borrower Limitation”. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the lesser of (i) $100,000 or (ii) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (i) $500,000 or (ii) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.
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
Pursuant to the Dodd-Frank Act regulatory restructuring, the OTS’ authority over savings and loan holding companies will be transferred to the Federal Reserve Board on July 21, 2011, subject to a possible six month extension.
As a unitary savings and loan holding company, Cape Bancorp is permitted to engage in those activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4 (c) (8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.
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

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.
The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
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
Qualified Thrift Lender Test. In order for Cape Bancorp to be regulated as savings and loan holding company by the OTS (rather than as a bank holding company by the Board of Governors of the Federal Reserve System), Cape Bank must qualify as a “qualified thrift lender” under OTS regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2010, Cape Bank maintained 68.7% of its portfolio assets in qualified thrift investments. Cape Bank also met the Qualified Thrift Lender test in each of the prior four quarters.

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
The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and 2009, economic conditions continued to worsen, due initially to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. Median home sales prices in Atlantic County declined from 2009 to 2010 by 5.3% while in Cape May County the median home sales price increased by 13.1%, however the number of sales in both counties decreased for the third quarter of 2009 compared to the third quarter of 2010. Unemployment in Atlantic and Cape May County was 12.5% and 13.2% respectively as of December 2010. Additionally residential building permits, which have been declining since 2008, have leveled off in both counties from 2009 to 2010.
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

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Continue to Expose us to Increased Lending Risks.
At December 31, 2010, $428.7 million, or 54.6% of our loan portfolio, consisted of commercial real estate loans, including commercial construction loans. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including residential mortgage loans, which totaled $258.0 million, or 32.9% of our total loan portfolio, at December 31, 2010. In addition, at December 31, 2010, $48.2 million, or 6.1% of our loan portfolio, consisted of commercial business loans.
Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could affect the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. See “Business—Lending Activities”.
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
The Atlantic City casino industry has experienced declines in many areas of their business, such as:
a.	casino revenue in total was down 9.6% in 2010 from 2009;

b.	all 11 casinos had revenue declines during the period 2009 to 2010;

c.	2010 was the worst year for casino revenue during the past 10 years;

d.	employment levels at the casinos has declined consistently since 2007;

e.	visitors to Atlantic City have declined consistently from 2007 to 2009 (2010 data not yet available); and

f.	2009 net income per casino indicates that 7 of 11 casinos reported losses for the year.
In addition to the national, regional and local economies negatively effecting Atlantic City casinos, they have also been negatively affected by competition from casinos in Pennsylvania and Delaware. Pennsylvania currently has 10 operating casinos with the potential of an additional four casinos. These casinos have both slot machines and gaming tables. The impact of Delaware casinos on the Atlantic City casino market is not as significant as Delaware currently only has three casinos which are limited to slot machines.

The State of New Jersey is making efforts to contribute to the revitalization of Atlantic City in the following ways:
a.	Established a New Jersey State-run Tourism District within Atlantic City.

b.	Tax reimbursement incentives for the Revel Casino (assuming financing is obtained by the Revel) up to $261 million of which $125 million will be used to fund various upgrades to the Boardwalk and other parts of the city that surround the Revel Casino. These tax incentives are being provided by New Jersey’s Economic Development Authority under the Economic Re-development and Growth Grant Program which is designated to stimulate jobs and investment. It is anticipated the construction of the Revel Casio will create 2,000 construction jobs and upon completion, which is estimated to be June 2012, 5,500 full time positions will be created.

c.	Consideration of permitting “small” (minimum 200 rooms and gaming floor area of 24,000 square feet) casino hotels in Atlantic City, and interest in this market has been expressed by certain companies.

d.	Casino Reinvestment Development Authority (“CRDA”) will oversee operations of the Atlantic City Convention and Visitors Authority.

e.	A discount shopping outlet in Atlantic City is expanding and the CRDA is assisting with this project by lending the developer $9 million towards this project.
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
The potential exists for the Federal Reserve Bank to raise the target Fed Funds rate in 2011. An increase in interest rates will present us with the challenge of managing interest rate risk with a cumulative three year liability sensitive balance sheet. As detailed in “—Net Interest Income Analysis”, a rising interest rate environment indicates that net interest income would decrease over a one-year horizon. This analysis assumes instantaneous and sustained rate shock intervals of 100 and 200 basis points on a static balance sheet. Management will focus on several strategies to negate such effects, such as extending long-term liabilities, increasing core deposit balances, reducing the amount of long term fixed rate loans in the portfolio, and shortening the average life of investments within the investment portfolio.
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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2010, the fair value of our available for sale investment securities totaled $157.4 million and the amortized cost of such securities was $165.9 million. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.
We evaluate interest rate sensitivity by estimating the change in Cape Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets and liabilities. At December 31, 2010, in the event of an immediate 100 basis point increase in interest rates, we would experience a 1.5% decrease in net portfolio value and a $1.0 million decrease in net interest income. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.
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
Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.
We evaluate our investment securities for OTTI as required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”. When a decline in fair value below cost is deemed to be other-than-temporary, the impairment must be recognized as a charge to earnings to the extent it is related to credit losses. In determining whether or not OTTI exists, management considers several factors, including the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, adverse changes to projected cash flows, credit rating downgrades, and our intentions with regard to selling the securities or whether it is more likely than not that we will be required to sell the securities prior to the anticipated recovery in fair value. The greatest risk of OTTI exists in our investment securities portfolio and in particular with the CDO and non-agency CMO securities that we own. As of December 31, 2010, if these securities were deemed to be OTTI and the entire amount was related to credit losses, the pro forma reduction to our net income would be approximately $0.69 per share.
Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.
Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC insured accounts. This may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.
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

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.
We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2010, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our net income would be approximately $1.86 per share.
Our Expenses May Increase as a Result of Possible Increases in FDIC Insurance Premiums.
The FDIC imposes an assessment against financial institutions for deposit insurance. Due to the number of failed financial institutions and the fact that the insurance fund is below statutory requirements, additional assessments may be required. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
If Our Investment in The Federal Home Loan Bank Of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.
We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank common stock as of December 31, 2010 was $8.7 million based on its par value. There is no market for our Federal Home Loan Bank common stock.
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
If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.
We received dividends of $416,000 on our Federal Home Loan Bank of New York stock in 2010. However, no assurances can be given that these dividends will continue to be paid in the future. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings to decrease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company currently conducts business from its main office located at 225 North Main Street, Cape May Court House, New Jersey, 08210, from its additional 15 branch offices located throughout Atlantic and Cape May Counties, New Jersey, and from a loan production office located in Burlington County, New Jersey (opened in February 2011). At December 31, 2010, the aggregate net book value of premises and equipment was $25.2 million. With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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
(a) No equity securities were sold during the year ended December 31, 2010 that were not registered under the Securities Act.
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
CAPE BANCORP

				Period Ending
Index	02/01/08	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10
Cape Bancorp	100.00	97.01	92.04	85.87	66.87	71.14	84.58
NASDAQ Composite	100.00	95.38	65.94	77.13	95.84	89.50	113.23
SNL Mid-Atlantic Thrift Index	100.00	89.18	76.78	63.09	73.23	74.47	84.07
The following table sets forth the range of high and low bid information for the Company’s common stock as reported on NASDAQ for the period beginning January 1, 2009. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$8.07	$5.86	$9.13	$6.70
Second Quarter	$8.06	$6.89	$9.00	$6.60
Third Quarter	$7.74	$7.10	$8.95	$7.25
Fourth Quarter	$8.90	$7.34	$7.28	$5.79
(b) Not applicable
(c) There were no issuer repurchases of securities during the fourth quarter of the December 31, 2010 fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of Cape Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bancorp and related notes included elsewhere in this Annual Report.

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Selected Financial Condition Data:
Total assets	$1,061,042	$1,072,821	$1,090,735	$613,811	$609,764
Cash and cash equivalents	$14,997	$13,513	$22,501	$15,631	$17,492
Investment securities available for sale, at fair value	$157,407	$152,815	$114,655	$62,128	$62,484
Investment securities held to maturity	$—	$—	$48,825	$45,140	$38,731
Loans held for sale	$1,224	$398	$—	$350	$766
Loans, net	$772,318	$789,473	$783,869	$459,936	$446,378
Federal Home Loan Bank of New York stock, at cost	$8,721	$10,275	$11,602	$3,848	$5,268
Bank owned life insurance	$28,252	$27,210	$26,446	$15,421	$14,503
Deposits	$753,068	$736,587	$711,130	$465,648	$435,829
Borrowings	$169,637	$203,981	$234,484	$65,000	$99,000
Total stockholders’ equity	$132,154	$126,548	$140,725	$72,829	$68,943

	Years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Selected Operating Data:
Interest income	$50,269	$54,533	$58,127	$36,629	$34,357
Interest expense	14,539	19,028	24,253	17,146	14,875

Net interest income	35,730	35,505	33,874	19,483	19,482
Provision for loan losses	7,496	13,159	9,009	357	312

Net interest income after provision for loan losses	28,234	22,346	24,865	19,126	19,170
Non-interest income	2,851	932	(10,793)	3,992	4,438
Non-interest expense	28,534	29,168	64,717	18,391	16,379

Income (loss) before income tax expense	2,551	(5,890)	(50,645)	4,727	7,229
Income tax expense (benefit)	(1,490)	12,011	(8,154)	1,299	2,228

Net income (loss)	$4,041	$(17,901)	$(42,491)	$3,428	$5,001

	At or for the years ended December 31,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.38%	(1.64%)	(3.86%)	0.56%	0.84%
Return on equity (ratio of net income to average equity)	3.06%	(12.89%)	(24.47%)	4.81%	7.58%
Earnings (loss) per share	$0.33	$(1.45)	$(3.49)	n/a	n/a
Average interest rate spread (1)	3.46%	3.27%	3.14%	3.02%	3.14%
Net interest margin (2)	3.66%	3.54%	3.48%	3.50%	3.56%
Efficiency ratio (3)	68.59%	69.19%	167.31%	78.34%	68.47%
Non-interest expense to average total assets	2.68%	2.67%	5.87%	2.99%	2.74%
Average interest-earning assets to average interest-bearing liabilities	113.67%	114.11%	113.67%	115.76%	115.73%

Asset Quality Ratios:
Non-performing assets to total assets	4.41%	3.55%	1.93%	0.63%	0.62%
Non-performing loans to total loans	5.54%	4.14%	2.65%	0.86%	0.84%
Allowance for loan losses to non-performing loans	28.84%	40.04%	53.39%	102.85%	105.20%
Allowance for loan losses to total loans	1.60%	1.66%	1.41%	0.89%	0.89%

Capital Ratios:
Total capital (to risk-weighted assets)	13.90%	12.71%	14.25%	17.33%	17.59%
Tier I capital (to risk-weighted assets)	12.65%	11.45%	13.00%	16.34%	16.59%
Tier I capial (to average assets)	9.96%	9.37%	9.87%	11.11%	11.00%
Equity to assets	12.46%	11.80%	12.90%	11.49%	11.31%

Other Data:
Number of full service offices	17	18	18	13	13
Full time equivalent employees	205	201	202	133	132

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income. Recalculating the 2008 efficiency ratio excluding the Goodwill Impairment ($31.751 million) and CapeBank Charitable Foundation Contribution ($6.2 million) results in an efficiency ratio of 69.2%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. The merger of Cape Savings Bank (now Cape Bank) and Boardwalk Bancorp on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, with a total of 18 branches providing complimentary branch coverage. At December 31, 2010, we had total assets of $1.061 billion. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence and an experienced executive management team. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We also offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small and mid-sized businesses. At December 31, 2010, our retail market area primarily included the area surrounding our 17 offices located in Cape May and Atlantic Counties, New Jersey.
During 2011, Cape Bank will emphasize the following:
1)	Managing our credit underwriting and administration through the economic recovery.

2)	Managing non-performing assets to performing status or disposal.

3)	Managing net interest income in a potentially rising rate environment.
Managing our credit underwriting and administration through the economic recovery:
Based on our experience during the credit crisis and economic downturn, we have taken steps to improve our credit underwriting and administration. Changes in the Commercial Loan and Credit Departments were significant during the most recent quarter as each of our new Chief Lending Officer (CLO) and Chief Credit Officer (CCO) had the opportunity to introduce their new approaches and credit culture. The CLO has undertaken a review of all credit files to update and reanalyze the credits to achieve an “audit ready” credit file. The CCO has taken over the active management of all credits that are rated “Substandard.”
The two new lending executives’ assessment of the existing loan risk rating system resulted in the process being significantly revised to a more traditional bank loan rating scheme, which has also led to some additional consideration of troubled credits. Performing loans with a solid history of payment would not have been adversely classified in the past. Under the new approach, global cash flow analysis dictates loan classification (with some adjustment made for collateral value), which has resulted in more “Classified” loans. As a result, there are loans placed in the Substandard category despite the fact that they are still performing according to their terms; such loans had not been so designated in the past.
The Bank’s management also has a “Watch List” meeting two months every quarter to review criticized loans over $500 thousand, in addition to presenting a quarterly report to the Board of Directors.

The CLO has introduced a more rigorous program of external credit training and has actively mentored our relationship managers. The training has inculcated the cash flow approach to the credit culture and created a more uniform approach to credit presentations.
Beginning in 2009, the Bank has continued to de-emphasize extensions of credit to both the hospitality and restaurant industries. The current loan portfolio has high concentrations in both segments which have experienced considerable weakness during the economic downturn.
For 2011, we anticipate a gradual decrease in the amount of problem assets based on improvement of national and local economic trends, including the local unemployment rate declining, residential building permits leveling off and the economic activity occurring in the Atlantic City area related to casinos that was previously discussed in this document. The Bank’s local market has had specific economic development with the Revel Casino Hotel obtaining permanent financing with expected completion by the summer of 2012. It is anticipated that this construction project may produce approximately 2,000 jobs and the finished project may result in approximately 5,500 jobs within the Bank’s market area.
Loan demand within our market area is expected to remain moderate during 2011. Median home sales prices in Atlantic County declined from 2009 to 2010 by 5.3% while in Cape May County the median home sales price increased by 13.1%. The number of home sales in both counties decreased from the third quarter of 2009 compared to the third quarter of 2010. Additionally we have been able to sell some of our other real estate owned properties, which may indicate that potential purchasers believe that market values are not likely to decrease further.
Managing non-performing assets to performing status or disposal:
Our non-performing assets began to increase in 2008, and continued to increase through 2010. The deterioration in our local real estate market began during the first quarter of 2008 and continued to decline through 2009. Median home sales prices are mixed within our market area as noted previously. Residential building permits for Atlantic and Cape May Counties have leveled off for both Atlantic and Cape May Counties in 2010 at 2009 levels, although still below 2008 levels, which may be an indication that a floor has been reached. Unemployment has also affected non-performing assets and has increased from December 2008 to December 2010 in both Atlantic and Cape May Counties by 31% and 10% respectively, although the unemployment rate did decline in such counties from 2009 to 2010. These negative economic trends have contributed to a significant increase in non-performing assets from $3.95 million at December 31, 2007 to $46.8 million at December 31, 2010. This increase was affected by the sustained national recession and by the significant increase in our total loan portfolio during the period. The ratio of our allowance for loan losses to non-performing loans decreased from 102.85% in 2007 to 28.84% in 2010; net charge-offs to average loans increased from 0.06% in 2007 to 1.05% in 2010; impaired loans increased from $4.0 million in 2007 to $59.7 million in 2010; and delinquent loans increased from $15.7 million at December 31, 2007 to $34.7 million at December 31, 2010. Delinquent loans also increased in number during this same time period.
Management has given significant attention to these assets during the past year, including adding experienced staff, and has developed processes to actively manage delinquencies from their inception at 15 days delinquent to their resolution, either through charge-off or foreclosure or working with borrowers to bring their loans current. Our approach is to identify impaired loans, determine the loss amount if any, and recognize the appropriate loss at that time.
Reducing the level of non-performing assets during the upcoming year will improve our results of operations by converting non-earning assets to earning assets and reducing the expense of managing non-performing assets, which will benefit our interest income, net interest margin and net income. While loan demand is expected to remain moderate during 2011, there is some evidence that continued economic deterioration may have leveled off or slightly improved during the fourth quarter of 2010 through the beginning of 2011. Moreover, residential building permits have stabilized and unemployment within Atlantic and Cape May Counties did decline from 2009 to 2010 by 10.1% and 19.5% respectively.

Managing net interest income in a potentially rising rate environment:
The potential exists for the Federal Reserve Bank to raise the target Fed Funds rate in 2011. An increase in interest rates will present us with the challenge of managing interest rate risk with a cumulative one year liability sensitive balance sheet. As detailed in “—Net Interest Income Analysis”, a rising interest rate environment indicates that net interest income would decrease over a one-year horizon. This analysis assumes instantaneous and sustained rate shock intervals of 100 and 200 basis points on a static balance sheet. Management will focus on several strategies to negate such effects, such as extending long-term liabilities, increasing core deposit balances, reducing the amount of long term fixed rate loans in the portfolio, and shortening the average life of investments within the investment portfolio. These strategies are discussed in more detail in the “Management of Market Risk” herein.
2011 Outlook
Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 12.5% and 13.2% respectively as of December 2010. Median home sales prices have declined in Atlantic County but increased in Cape May County when comparing Q3 2009 to Q3 2010, while residential building permits, which have been declining since 2008, have leveled off in both counties from 2009 to 2010.
During 2011, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing loan underwriting practices, which we believe are appropriate in the current market. The recognition of additional goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with expected decreases in non-performing assets and a steady net interest margin and efficiency ratio, additional goodwill impairment is not probable. Our capital remains strong at Cape Bank and there is no expectation of raising additional capital through government programs or by any other means during 2011.
Income. Our primary source of income is net interest income. Net interest income is the difference between interest income (which is the income that we earn on our loans and investments) and interest expense (which is the interest that we pay on our deposits and borrowings). Changes in levels of market interest rates affect our net interest income. During the past three years the Bank’s yield curve has steepened as rates tied to the prime rate have decreased as the Federal Reserve has decreased the targeted Fed Funds Rate from a high of 5.25% in 2007 to its current low of 0.25%. Mid and long-term rates have remained in a tighter range than short-term rates during the past three years. As the Bank’s yield curve steepened during the past three years, our net interest margin increased each year; although we incurred a loss in both 2008 and 2009 we did record net income of $4.0 million for 2010. These losses were primarily the result of expenses related to OTTI, goodwill impairment, provision for loan losses and a deferred tax asset valuation allowance. These items and others are discussed in more detail within the Management Discussion and Analysis section of this report.

The Bank’s net interest margin has trended upward from 3.48% in 2008 to 3.54% in 2009, and to 3.66% in 2010. This improvement is the result of the yield on our earning assets declining 84 basis points from 2008 to 2010 and our cost of funds declining 116 basis points during the same time period. During the period from 2008 to 2010 our yield curve steepened as a result of short term rates dropping consistent with the decline in the Fed Funds rate. During this three year period the Commercial, Residential Mortgage and Consumer loan portfolios all decline in yield from 2008 to 2010 by 22 basis points, 45 basis points and 49 basis points respectively. The investment portfolio declined in yield from 2008 to 2010 from 4.31% to 2.62% or 169 basis points. This significant decline of yield within the investment portfolio was contributed to by the sale of high yielding investment to garner gains while the reinvestment of these proceeds were into short-term investments anticipating a rise in interest rates in the future. The cost of funds during the same three year period dropped significantly in conjunction with the decrease in the Fed Funds Rate. For the period from 2008 to 2010 the cost of interest-bearing demand accounts decreased 62 basis points, savings accounts decreased 91 basis points, money market accounts decreased 144 basis points and certificates of deposit decreased 179 basis points.
The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefitted the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2010. We do not expect to continue to benefit significantly from the downward repricing of our liabilities during 2011; however we do expect our net interest margin to be maintained at or near its current level. The full positive impact of the variable yield curve has been mitigated by the significant increase in our nonperforming loans and assets, which has reduced our net interest income.
The anticipated increase in market interest rates, driven by the target Fed Funds rate set by the Federal Reserve, would cause compression in the Bank’s net interest margin. The magnitude of this potential change is discussed in more detail in the “Management of Market Risk” herein.
A secondary source of income is non-interest income, which is revenue that we receive from providing other products and services. Most of our non-interest income consists of service charges (primarily service charges on deposit accounts, which include overdraft charges). We also recognize non-interest income/loss from the sale or other-than-temporary-impairment of loans and securities.
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
All loans that are on non-accrual status are reviewed by management monthly to determine if a specific reserve or charge-off is appropriate. At this point in the delinquency collection efforts, the primary consideration is collateral value. When the Bank has a current appraisal, generally less than 12 months old, and management agrees that the property has not deteriorated in value since the appraisal, then management will analyze the loan in accordance with FASB ASC Topic No. 310 Receivables. When a current appraisal is not available, the Bank will request one. Upon receipt of the appraisal, we will review the loan in accordance with FASB ASC Topic No. 310 Receivables. Prior to receipt of an appraisal, management will consider, based on its knowledge of the market and other available information pertinent to the particular loan being reviewed, allocating a specific reserve for that loan. Loans are charged off partially or in full based on upon the results of a completed FASB ASC Topic No. 310 Receivables analysis.

The amount of the allowance is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
Expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, data processing expenses, occupancy expenses, depreciation, amortization and maintenance expenses and other miscellaneous expenses, such as advertising, insurance, professional services and printing and supplies expenses.
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
Anticipated Increase in Non-Interest Expense
As a result of our public offering in 2008, our non-interest expense increased because of the increased costs associated with operating as a public company. These additional expenses consist primarily of accounting and legal fees, expenses of shareholder communications and meetings, and increased compensation expenses associated with our employee stock ownership plan (“ESOP”) and any additional stock-based benefit plans that are approved by our shareholders. On August 25, 2008, our shareholders approved the Cape Bancorp, Inc. 2008 Equity Incentive Plan. The Equity Incentive Plan authorizes up to 1,863,892 shares of Company common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that no more than 1,331,352 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights, and no more than 532,540 shares may be issued or delivered pursuant to restricted stock awards. During 2010, the Company issued 740,000 incentive stock options to certain employees at prices ranging from $7.27 per share to $8.50 per share. In addition, in 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share. See “Note 13 — Benefit Plans”.
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
Securities Impairment. The Company’s investment portfolio includes 24 securities in pooled trust preferred collateralized debt obligations, 16 of which have been principally issued by bank holding companies, and 8 of which have been principally issued by insurance companies. The portfolio also includes 2 private label (non-agency) collateralized mortgage obligations (“CMO”). With the exception of 1 non-agency collateralized mortgage obligation, all of the aforementioned securities have below investment grade credit ratings. These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral.
Through December 31, 2010 all 16 of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment. Of those securities, 11 have been completely written off and the 5 remaining bank-issued CDOs have a total book value of $2.0 million and a fair value of $71,000 at December 31, 2010. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At December 31, 2010 the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $1.1 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

Approximately $4.5 million of the collateralized mortgage obligations are non-agency and consist of 2 securities. One of those securities had an unrealized loss of $39,000 at December 31, 2010. While we have determined this unrealized loss to be temporary, a continued downturn in the financial markets could cause us to reassess our determination. Deteriorating financial conditions may cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on the security, thereby increasing the likelihood of OTTI.
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
The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010, a valuation allowance in the amount of approximately $13.7 million had been established against the Company’s deferred tax assets.
On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.
Business Strategy
Our business strategy is to operate and grow a profitable community-oriented financial institution. We believe that we have created an infrastructure within the organization to address the issues surrounding our troubled credits which will afford the opportunity to return more aggressively to servicing the traditional banking needs of our customers. We plan to achieve this by:
•	Pursuing loan growth, particularly commercial loans. Efforts will focus on both Atlantic and Cape May counties and Burlington and Camden counties with the new loan production office

•	Using underwriting standards that will minimize the potential for future problem loans

•	Returning to active engagement with both existing relationships and potential customers

•	Being alert to opportunities to maintain non-interest income

•	Originating residential mortgages both for sale and for the portfolio
Pursuing loan growth, particularly commercial loans. Efforts will focus on both Atlantic and Cape May counties and Burlington and Camden counties with the new loan production office.
We have been growing our commercial loan portfolio over the past several years. This includes loans for the operation of customers’ businesses (lines of credit, equipment loans, working capital) and loans for commercial real estate (often the operating headquarters of a customer in a service business). This focus stems in part from management’s belief that community banking can successfully fulfill a need by providing services to small and mid-sized businesses. In the process of fulfilling this community need, commercial relationships also provide great benefit to the community bank. Commercial loans can be priced attractively with variable rate features that ameliorate interest rate risk. Commercial relationships often include demand accounts which offer value both in interest rate risk management and in net interest margin. We believe that this strategy has a likelihood of success due the knowledge of the local market and connections to the local business community provided by both management and the board of directors.
Our recent experience with troubled credits has provided valuable lessons and led to improvements in our underwriting and credit administration. We control risk through underwriting and collateral requirements. Credit administration monitors concentrations of credit by industry, collateral type and location of collateral. Regular financial reporting from borrowers is required and monitored and most credits require annual reviews through the loan committees.

At December 31, 2010, we had $428.7 million and $48.2 million of commercial real estate loans (including commercial construction loans) and commercial business loans, representing 54.6% and 6.1% of total loans, respectively. At December 31, 2009, we had $441.3 million and $62.7 million of commercial real estate loans (including commercial construction loans) and commercial business loans, representing 55.0% and 7.8% of total loans, respectively. Commercial loans help diversify our loan portfolio and help improve the interest rate sensitivity of our assets. Our maximum loans-to-one borrower limit was $17.0 million at December 31, 2010, although we do not expect to have any lending relationship that would reach this limit.
Using underwriting standards that will minimize the potential for future problem loans
The changes in credit management brought about through the new CLO and CCO managers are the direct result of the Bank’s intention to improve the underwriting standards of the bank. Credits are evaluated on the strength of traditional cash flows, and to a lesser extent, the value of any collateral whether real estate or other. Under this newer model, the CCO is a direct report to the Chief Executive Officer (CEO) and is responsible for loan policy and the quality of credit underwriting and administration. The credit culture being introduced by the new team should provide greater protection for the bank from risks inherent in commercial lending.
Returning to active engagement with both existing relationships and potential customers
The recent economic downturn impacted both the focus of the bank and businesses within our market. The Bank’s energies were focused on dealing with troubled credits. Customers of the bank were frightened by developments and unwilling or unable to consider new ventures. There are indications that this is changing. The bank has quantified and segregated problem credits and put them under the direction of a qualified team of work out officers. With this issue contained, it allows for the bank to refocus on engaging with existing customers to expand our relationship both through products and credits. For our customers, a return to a more normal economy appears to have generated a cautious optimism that may prompt plans for new ventures or business expansion. We believe that these changes coupled with a renewed engagement with our customers will increase the potential for expanding profitable relationships.
Being alert to opportunities to maintain non-interest income
Community banks primarily rely on interest income. Non-interest income is a welcome secondary source of revenue although opportunities for such income are limited. Recent regulation has created situations that could limit non-interest income, particularly as it relates to overdraft fees. Management feels that regulatory pressure will continue as the regulatory environment seeks to control or minimize fees assessed to consumers.
Originating residential mortgages both for sale and for the portfolio
Cape Bank has always been active in residential lending in its market. The residential loan portfolio has had a good credit performance and the origination efforts has provided a source of non-interest income through sales in the secondary market. These efforts will continue both as a means to service the needs of the retail customer and as a source of fee income through the sales of loans. While more attention will be given to sales, management anticipates some production to result in loans that will be housed in the bank’s loan portfolio.
Comparison of Financial Condition at December 31, 2010 and December 31, 2009
The Company’s total assets decreased by $11.8 million, or 1.1%, to $1.061 billion at December 31, 2010 from $1.073 billion at December 31, 2009.
Cash and cash equivalents increased $1.5 million or 11.0%, to $15.0 million at December 31, 2010 from $13.5 million at December 31, 2009.
Interest-bearing time deposits increased to $9.4 million at December 31, 2010 from $7.5 million at December 31, 2009, an increase of $1.9 million or 25.6%. The Company invests in time deposits of other banks generally for terms of one year and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.
Total loans decreased $17.9 million, or 2.2%, to $784.9 million at December 31, 2010 from $802.8 million at December 31, 2009. Net loans decreased by $17.2 million, net of a decrease in the allowance for loan losses of $773,000. Delinquent loans increased $248,000 to $34.7 million or 4.4% of total loans at December 31, 2010 from $34.4 million, or 4.3% of total loans, at December 31, 2009. Total delinquent loans by portfolio at December 31, 2010 were $19.6 million of commercial mortgages, $5.9 million of residential mortgages, $4.0 million of construction loans, $4.0 million of commercial business loans, $1.1 million of home equity loans and $16,000 of other consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days — $2.3 million; 60 to 89 days — $690,000; and 90 days and greater — $31.7 million.
At December 31, 2010, the Company had $43.5 million in non-performing loans, or 5.54% of total loans, compared to $33.2 million, or 4.14% of total loans, at December 31, 2009. This increase resulted from the classification to non-performing loans of $11.8 million in troubled debt restructurings that were performing in accordance with their repayment terms at December 31, 2010. At December 31, 2010, non-performing loans by loan portfolio category were as follows: $27.8 million of commercial mortgage loans; $2.4 million of residential mortgage loans; $4.0 million of construction loans; $6.2 million of commercial business loans; and $363,000 of home equity loans.

At December 31, 2010, commercial loans that were non-performing loans had collateral type concentrations of $12.5 million (11 loans or 33%) secured by B&B and hotels, $11.4 million (24 loans or 30%) secured by commercial buildings and equipment, $5.1 million (11 loans or 13%) secured by restaurant properties, $3.5 million (20 loans or 9%) secured by residential, duplex and multi-family properties, $3.4 million (10 loans or 9%) secured by land and building lots, $1.6 million (6 loans or 4%) secured by retail stores, and $646,000 (2 loans or 2%) secured by marina properties. The three largest relationships in this category of non-performing loans are $11.8 million, $4.1 million, and $2.5 million.
We believe we have appropriately charged-off or established adequate loss reserves on problem loans that we have identified. For 2011, we anticipate a gradual decrease in the amount of problem assets. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities increased by $4.6 million, or 3.0%, to $157.4 million at December 31, 2010 from $152.8 million at December 31, 2009. At December 31, 2010, all of the Company’s investment securities were classified as available-for-sale (AFS). Effective December 31, 2009, the Company reclassified the held-to-maturity (HTM) portion of its portfolio to AFS. HTM securities with a market value of $44.5 million and an amortized cost of $43.0 million were reclassified to AFS. This change in classification provides flexibility and enables the Company to respond more effectively to changes in market value of the investment portfolio as well as enhancing its sources of liquidity. The increase in the portfolio occurred primarily from reinvesting some of the funds generated from the decline in loans. Increases of $25.8 million in U.S. Government and agency obligations and $7.1 million in corporate bonds were partially offset by declines of $9.0 million in municipal bonds, $19.0 million in mortgage-backed securities and $300,000 in CDOs. The decrease in municipal bonds and mortgage-backed securities is largely the result of selling securities. Management’s decision to sell those securities was driven by 2 objectives: 1) a desire to recognize gains before market prices were adversely impacted by rising interest rates and 2) the Company’s strategy to manage interest rate risk by replacing longer duration securities with shorter duration securities. By doing so the Company realized gains of $832,000 in 2010 while shortening the duration of the portfolio and positioning the Company to capitalize in anticipation of rising interest rates. The Company also experienced additional OTTI related to its CDO portfolio during the year. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. At December 31, 2010, these securities had a cost basis of $9.7 million and a fair market value of $1.1 million. The Company also recorded a $3.4 million charge to earnings during the year related to the credit loss portion of impairment.
Total deposits increased by $16.5 million, or 2.2%, to $753.1 million at December 31, 2010, from $736.6 million at December 31, 2009.
Certificates of deposit decreased $30.1 million, or 8.9%, to $306.8 million at December 31, 2010 from $336.9 million at December 31, 2009, and NOW and money market accounts increased $35.8 million, or 13.9%, to $293.7 million at December 31, 2010 from $257.9 million at December 31, 2009. Non-interest bearing deposits increased $5.9 million, or 9.5%, to $68.3 million at December 31, 2010 from $62.4 million at December 31, 2009. Savings deposits increased $4.9 million or 6.2% to $84.3 million at December 31, 2010 from $79.4 million at December 31, 2009.
Total borrowings decreased $34.3 million, or 16.8%, to $169.6 million at December 31, 2010 from $203.9 million at December 31, 2009. At December 31, 2010, our borrowings to assets ratio decreased to 16.0% from 19.0% at December 31, 2009. Borrowings to total liabilities decreased to 18.3% at December 31, 2010 from 21.6% at December 31, 2009.
Stockholders’ equity increased $5.6 million, or 4.4%, to $132.1 million at December 31, 2010, from $126.5 million at December 31, 2009. The increase in equity was primarily attributable to the net income of $4.0 million and a decrease in accumulated other comprehensive loss, net of tax, of $1.1 million. At December 31, 2010, stockholders’ equity totaled $132.1 million, or 12.46% of total assets, and tangible equity totaled $109.1 million or 10.51% of total tangible assets.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009
General. The Company recorded net income of $4.0 million, or $.33 per share for the year ended December 31, 2010 compared to a net loss of $17.9 million, or $1.45 per share for the year ended December 31, 2009. The $21.9 million year over year increase in net income is primarily attributable to reductions in the following expenses: $5.7 million in the loan loss provision, $1.7 million in OTTI charges, $973,000 in salaries and employee benefits, and $462,000 in Federal Deposit Insurance premiums. In addition, the year ended December 31, 2009 included a one-time $12.0 million tax expense related to the establishment of a deferred tax asset valuation allowance. Net interest income increased $225,000, or 0.63%, to $35.7 million for the year ended December 31, 2010 compared to $35.5 million for the year ended December 31, 2009 due to an increase in the net interest margin to 3.66% for the year ended December 31, 2010 from 3.54% for the year ended December 31, 2009.
Interest Income. Interest income decreased $4.3 million, or 7.8%, to $50.2 million for the year ended December 31, 2010, from $54.5 million for the year ended December 31, 2009. The decrease for the year resulted primarily from a $2.8 million, or 35.7%, decrease in interest income on investments, and a $1.4 million, or 3.1%, decrease on interest income on loans. Average loan balances for the year ended December 31, 2010, decreased $17.5 million, or 2.2% to $789.1 million from $806.6 million for the year ended December 31, 2009. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield on the loan portfolio decreased 5 basis points to 5.72% for the year ended December 31, 2010 from 5.77% for the year ended December 31, 2009, primarily due to competition for new loan originations in a lower interest rate environment.
The average balance of the investment portfolio decreased $13.4 million, or 7.2%, to $171.2 million for the year ended December 31, 2010 from $184.6 million for the year ended December 31, 2009. The average yield on investments decreased 128 basis points to 2.91% for the year ended December 31, 2010 from 4.19% for the year ended December 31, 2009. The decrease in average balance is primarily a result of the impact from the sale of $31.7 million in mortgage-backed securities during June and August of 2009. The decline in yield is largely due to the first quarter 2010 write-off of $590,000 in accrued interest receivable related to bank-issued CDO securities and the implementation of a strategy to shorten the duration of the investment portfolio. Interest income was adversely impacted by this strategy in the short-term because longer duration, higher yielding mortgage-backed securities and municipal bonds were sold in 2009 and 2010 and partially replaced with callable, short-term U.S. Government and agency obligations and corporate bonds, which have yields that are below the portfolio average. Other contributing factors include interest rates on adjustable mortgage-backed securities repricing down, and callable U.S. Government and agency obligations being called and replaced at lower coupon rates.
Interest Expense. Interest expense decreased $4.5 million, or 23.6%, to $14.5 million for the year ended December 31, 2010, from $19.0 million for the year ended December 31, 2009. The decrease in interest expense resulted from lower rates on all interest-bearing deposit products, particularly certificates of deposit.
Interest expense on certificates of deposit decreased $3.8 million, or 37.9%, to $6.1 million for the year ended December 31, 2009, from $9.9 million for the year ended December 31, 2008. The average rate paid on certificates of deposit decreased 89 basis points to 1.77% for the year ended December 31, 2010, from 2.66% for the year ended December 31, 2009, while the average balance of certificates of deposit decreased $25.4 million, or 6.8% to $346.3 million for the year ended December 31, 2010, from $371.7 million for the year ended December 31, 2009. Interest expense on NOW (interest-bearing demand accounts) and money market accounts increased $49,000, or 2.3%, to $2.2 million for the year ended December 31, 2010, from $2.1 million for the year ended December 31, 2009. The average rate paid on NOW and money market accounts decreased 9 basis points to 0.80% for the year ended December 31, 2010, from 0.89% for the year ended December 31, 2009. The average balance of NOW and money market accounts increased $33.2 million, or 14.0%, to $270.2 million for the year ended December 31, 2010, from $237.0 million for the year ended December 31, 2009. Interest expense on savings accounts decreased $69,000 to $316,000 for the year ended December 31, 2010, from $385,000 for the year ended December 31, 2009. The average rate paid on savings deposits decreased 10 basis points to 0.38% for the year ended December 31, 2010, from 0.48% for the year ended December 31, 2009, while the average balance of savings accounts increased $1.9 million, or 2.4% to $82.1 million for the year ended December 31, 2010, from $80.2 million for the year ended December 31, 2009. The average balance of NOW and money market accounts includes both indexed priced and fixed rate municipal account relationships for the year ended December 31, 2010, with an average balance of $28.5 million and an average rate of 0.49%, compared to an average balance of $24.4 million and an average rate of 0.43% for the year ended December 31, 2009.

Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) decreased $721,000, or 10.9%, to $5.9 million for the year ended December 31, 2010 from $6.6 million for the year ended December 31, 2009. The average balance of borrowings declined $30.4 million, or 15.9%, to $160.9 million for the year ended December 31, 2010, from $191.3 million for the year ended December 31, 2009. The average rate paid on borrowings increased 21 basis points to 3.68% for the year ended December 31, 2010, from 3.47% for the year ended December 31, 2009. This increase is primarily attributable to a decline in the average balance of lower costing overnight advances for the year ended December 31, 2010 compared to the year ended December 31, 2009.
Net Interest Income. Net interest income increased $225,000, or 0.6%, to $35.7 million for the year ended December 31, 2010, from $35.5 million for the year ended December 31, 2009. Our net interest margin increased by 12 basis points to 3.66% for the year ended December 31, 2010, from 3.54% for the year ended December 31, 2009. The increase in net interest income resulted from having more rate sensitive liabilities tied to short term interest rates reprice to lower rates than rate sensitive assets. In particular, significant interest expense savings was realized from all deposit products due to pricing strategies implemented during the year. The ratio of average interest earning assets to average interest bearing liabilities decreased to 113.67% during the year ended December 31, 2010, from 114.11% for the year ended December 31, 2009.
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

We recorded a provision for loan losses of $7.5 million for the year ended December 31, 2010 compared to $13.2 million for the year ended December 31, 2009 resulting from lower charge-offs in 2010 compared to 2009. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) decreased to 28.84% at December 31, 2010, from 40.04% at December 31, 2009 primarily due to the classification of $11.8 million in troubled debt restructurings as non-performing loans. For the year ended December 31, 2010, charge-offs were $8.8 million compared to $11.7 million for the year ended December 31, 2009, resulting primarily from lower charge-offs on real estate-related loans. Included in the 2010 charge-offs of $8.8 million were partial charge-offs totaling $4.5 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.51%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 9.9%. The coverage ratio is already net of loan charge-offs. Loan loss recoveries were $568,000 for both the year ended December 31, 2010 and the year ended December 31, 2009.
Our allowance for loans losses decreased by $773,000 or 5.8%, to $12.5 million at December 31, 2010, from $13.3 million at December 31, 2009. The ratio of our allowance for loan loss to total loans decreased to 1.60% at December 31, 2010, from 1.66% at December 31, 2009.
Non-Interest Income. Non-interest income increased $1.9 million to $2.8 million for the year ended December 31, 2010, from $932,000 for the year ended December 31, 2009. The increase resulted from the Bank recognizing a reduced other-than-temporary impairment charge on investment securities which totaled $3.4 million for the year ended December 31, 2010 compared to an impairment charge of $5.1 million for the year ended December 31, 2009. Net gains on sales of investment securities totaled $832,000 for the year ended December 31, 2010 compared to $1.2 million for the year ended December 31, 2009 and net gains on sales of loans totaled $168,000 for the 2010 period compared to $130,000 for the 2009 period. Net gains on the sale of other real estate owned totaled $271,000 for the year ended December 31, 2010 compared to net losses of $323,000 for the year ended December 31, 2009. Additionally, the year ended December 31, 2009 included $464,000 of BOLI insurance proceeds.
Non-Interest Expense. Non-interest expense decreased $634,000 to $28.5 million for the year ended December 31, 2010 from $29.2 million for the year ended December 31, 2009. For the year ended December 31, 2010, salaries and employee benefits decreased $973,000, or 6.5%. This resulted primarily from a $1.3 million charge for the year ended December 31, 2009 related to payments made under the employment agreement of the Company’s former President and Chief Executive Officer. For the year ended December 31, 2010, FDIC insurance premiums were $1.3 million compared to $1.7 for the year ended December 31, 2009, a decrease of $462,000, or 26.7%. Loan related expenses increased $193,000 for the year ended December 31, 2010 resulting from increased expenses related to non-performing loans. In addition, year-to-year, occupancy and equipment expenses increased $179,000, data processing expenses increased $182,000, telecommunication expenses increased $133,000 and expenses related to other real estate owned increased $328,000. Costs related to professional services (audit and legal) declined $192,000.
Income Tax Expense. For the year ended December 31, 2010 income tax expense was a benefit of $1.5 million, compared to tax expense of $12.0 million for the year ended December 31, 2009. The 2010 tax benefit is primarily due to the release of a $2.0 million valuation allowance. The release of the valuation allowance was due to estimated taxable income through December 31, 2010 and the anticipated implementation of a business planning strategy which would result in the recognition of a capital gain. Tax expense for 2009 is primarily a result of recording a deferred tax asset valuation allowance of $16.0 million after it was determined that it was “more likely than not” that a portion of the deferred tax assets of the Company would not be realized.
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

Interest Income. Interest income decreased $3.6 million, or 6.2%, to $54.5 million for the year ended December 31, 2009, from $58.1 million for the year ended December 31, 2008. The decrease for the year resulted primarily from a $1.9 million, or 38.5%, decrease in interest income on taxable investments and a $1.4 million, or 3.0%, decrease on interest income on loans. Average loans for the year ended December 31, 2009, increased $38.1  million, or 5.0% to $806.6 million from $768.5 million for the year ended December 31, 2008. The average yield on the loan portfolio decreased 48 basis points to 5.77% for the year ended December 31, 2009 from 6.25% for the year ended December 31, 2008, resulting from a decline in short term interest rates, higher levels of non-performing loans, indexed loans repricing at lower rates, and competition for new loan originations in a lower interest rate environment.
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
Interest Expense. Interest expense decreased $5.2 million, or 21.5%, to $19.0 million for the year ended December 31, 2009, from $24.2 million for the year ended December 31, 2008. The decrease in interest expense resulted from the bank lowering interest rates on all interest-bearing deposit products in response to the decline in short term interest rates that occurred at the end of 2008.
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

Net Interest Income. Net interest income increased $1.6 million, or 4.8%, to $35.5 million for the year ended December 31, 2009, from $33.9 million for the year ended December 31, 2008. Our net interest margin increased by 6 basis points to 3.54% for the year ended December 31, 2009, from 3.48% for the year ended December 31, 2008. The increase in net interest income resulted from having more rate sensitive liabilities tied to short term interest rates reprice to lower rates than rate sensitive assets. In particular, significant interest expense savings was realized from all deposit products due to pricing strategies implemented during the year. The ratio of average interest earning assets to average interest bearing liabilities increased to 114.1% during the year ended December 31, 2009, from 113.9% for the year ended December 31, 2008.
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
We recorded a provision for loan losses of $13.2 million for the year ended December 31, 2009 compared to $9.0 million for the year ended December 31, 2008. The increase in the provision for losses over the prior year reflected the continued credit deterioration in our market area. The ratio of the allowance for loan losses to non-performing loans decreased to 40.0% at December 31, 2009, from 53.4% at December 31, 2008. This ratio is negatively affected when a loan is charged-off. For the year ended December 31, 2009, charge-offs were $11.7 million compared to $5.7 million for the year ended December 31, 2008, resulting primarily from increased charge-offs on real estate-related loans. Included in the 2009 charge-offs of $11.7 million were partial charge-offs totaling $6.5 million. The amount of non-performing loans for which the full loss has been charged-off to total loans was 0.0063%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans was 13.2%. This 13.2% represents the charge-off rate for non-performing loans for which the full loss has been charged-off. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the year ended December 31, 2009 were $568,000 compared to $27,000 for the year ended December 31, 2008.

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

	For the Years Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$16,727	$157	0.94%	$13,212	$230	1.74%	$10,024	$275	2.74%
Investments	171,213	4,980	2.91%	184,578	7,742	4.19%	193,921	9,854	5.08%
Loans	789,101	45,132	5.72%	806,586	46,561	5.77%	768,458	47,998	6.25%

Total interest-earning assets	977,041	50,269	5.15%	1,004,376	54,533	5.43%	972,403	58,127	5.98%
Noninterest-earning assets	102,325			101,894			138,464
Allowance for loan losses	(12,739)			(12,268)			(8,955)

Total assets	$1,066,627			$1,094,002			$1,101,912

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$114,917	401	0.35%	$108,665	414	0.38%	$106,826	1,030	0.96%
Savings accounts	82,146	316	0.38%	80,248	385	0.48%	82,309	1,062	1.29%
Money market accounts	155,289	1,767	1.14%	128,319	1,705	1.33%	117,821	3,029	2.57%
Certificates of deposit	346,323	6,138	1.77%	371,664	9,886	2.66%	353,501	12,562	3.55%
Borrowings	160,901	5,917	3.68%	191,256	6,638	3.47%	193,203	6,570	3.40%

Total interest-bearing liabilities	859,576	14,539	1.69%	880,152	19,028	2.16%	853,660	24,253	2.84%
Noninterest-bearing deposits	69,438			68,364			68,158
Other liabilities	5,647			6,603			6,417

Total liabilities	934,661			955,119			928,235
Stockholders’ equity	131,966			138,883			173,677

Total liabilities and stockholders’ equity	$1,066,627			$1,094,002			$1,101,912

Net interest income		$35,730			$35,505			$33,874

Net interest spread			3.46%			3.27%			3.14%
Net interest margin			3.66%			3.54%			3.48%

Net interest income and margin (tax equivalent basis) (1)		$36,314	3.72%		$36,155	3.60%		$34,441	3.54%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.67%			114.11%			113.91%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $584,000, $650,000 and $567,000 for the years ended December 31, 2010, 2009 and 2008 respectively. The average yield on investments increased to 3.25% from 2.91% for the year ended December 31, 2010, increased to 4.55% from 4.19% for the year ended December 31, 2009, and increased to 5.52% from 5.08% for the year ended December 31, 2008.

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

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Compared to December 31, 2009			Compared to December 31, 2008
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)			(in thousands)
Interest Earning Assets
Interest-earning deposits	$51	$(124)	$(73)	$73	$(118)	$(45)
Investments	(532)	(2,230)	(2,762)	(487)	(1,625)	(2,112)
Loans	(1,100)	(329)	(1,429)	2,256	(3,693)	(1,437)

Total interest income	(1,581)	(2,683)	(4,264)	1,842	(5,436)	(3,594)

Interest-Bearing Liabilities
Interest-bearing demand accounts	23	(36)	(13)	18	(634)	(616)
Savings accounts	9	(78)	(69)	(26)	(651)	(677)
Money market accounts	325	(263)	62	248	(1,572)	(1,324)
Certificates of deposit	(640)	(3,108)	(3,748)	612	(3,288)	(2,676)
Borrowings	(1,111)	390	(721)	(72)	140	68

Total interest expense	(1,394)	(3,095)	(4,489)	780	(6,005)	(5,225)

Total net interest income	$(187)	$412	$225	$1,062	$569	$1,631

Management of Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board, which meets quarterly, as well as an Asset/Liability Committee. The Asset/Liability Committee meets monthly and is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Senior Vice President of Residential Lending, Senior Vice President of Retail Banking and our Controller. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial loans that generally tend to have shorter repricing or reset periods and higher interest rates than residential mortgage loans;
•	investing in shorter duration investment grade corporate securities, U.S. Government agency obligations and mortgage-backed securities;
•	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;
•	originating adjustable rate and short-term consumer loans;
•	selling a portion of our long-term residential mortgage loans; and
•	lengthening the terms of borrowings and deposits.
By shortening the average maturity of our interest-earning assets by increasing our investments in shorter term loans, as well as loans with variable interest rates, it helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

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
The table below sets forth, as of December 31, 2010, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$170,683	$(8,753)	-4.88%	$34,282	$(2,220)	-6.08%
+100	$176,765	$(2,671)	-1.49%	$35,457	$(1,045)	-2.86%
0	$179,436			$36,502
-100	$164,098	$(15,338)	-8.55%	$37,866	$1,364	3.74%
-200	$148,525	$(30,911)	-17.23%	$36,027	$(475)	-1.30%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.
The table above indicates that at December 31, 2010, in the event of a 100 basis point increase in interest rates, we would experience a 1.5% decrease in net portfolio value and a $1.0 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience an 8.6% decrease in net portfolio value and a $1.4 million increase in net interest income.
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

Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $112.0 million during 2010 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of December 31, 2010, the Company’s entire investment portfolio, with a fair market value of $157.4 million, was classified as available-for-sale. Effective December 31, 2009, the Company reclassified its held-to-maturity securities, which had a fair market value of $44.5 million and an amortized cost of $43.0 million, as available-for-sale.
Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Management Policy and Contingency Funding Plan that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Chief Financial Officer and the Treasury Department. Liquidity stress testing is performed annually, useless circumstance dictate more frequently, and all testing results are reported to the Board of Directors.
Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $16.5 million, or 2.2%, during 2010, and comprised 81.1% of total liabilities at December 31, 2010, as compared to 77.8% at December 31, 2009.
Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. Capital stress testing is performed annually, useless circumstance dictate more frequently, and all testing results are reported to the Board of Directors. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15, “Regulatory Matters” of the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 12, “Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk” of the Notes to Consolidated Financial Statements.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(in thousands)

Borrowings	$45,600	$45,000	$45,000	$34,037	$169,637
Operating leases	—	—	—	—	—
Capitalized leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Certificates of deposit	220,544	70,298	15,941	—	306,783
Other long-term liabilities	—	—	—	—	—

Total	$266,144	$115,298	$60,941	$34,037	$476,420

Commitments to extend credit	$73,647	$—	$—	$—	$73,647

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
For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

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
Cape Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This report appears on page F-1.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors and executive officers of Cape Bancorp is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors”.

ITEM 11.	EXECUTIVE COMPENSATION
Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditors”.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets as of December 31, 2010 and 2009
(C)	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
(D)	Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008
(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Robert J. Boyer (3)

10.3	Employment Agreement for Michael D. Devlin (4)

10.4	Change in Control Agreement for Guy Hackney (4)

10.5	Change in Control Agreement for James McGowan, Jr. (4)

10.6	Change in Control Agreement for Michele Pollack (4)

10.7	Change in Control Agreement for Donald Dodson (4)

10.8	Form of Director Retirement Plan (1)

10.9	2008 Equity Incentive Plan (5)

14	Code of Ethics (6)

21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP

23.2	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc.. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

(3)	Incorporated by reference to the Company’s Current Report filed on November 4, 2010, indicating that such agreement would not be renewed.

(4)	Incorporated by reference to the Company’s Current Report filed on October 6, 2010.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.
Date: March 11, 2011	By:	/s/ Michael D. Devlin
Michael D. Devlin
Chief Executive Officer and President (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael D. Devlin	Chief Executive Officer and President	March 11, 2011

Michael D. Devlin	(Principal Executive Officer)

/s/ Guy Hackney	Chief Financial Officer	March 11, 2011

Guy Hackney	(Principal Financial and Accounting Officer)

/s/ James J. Lynch	Director	March 11, 2011

James J. Lynch

/s/ Roy Goldberg	Director	March 11, 2011

Roy Goldberg

/s/ Mark A. Benevento	Director	March 11, 2011

Mark A. Benevento

/s/ Agostino R. Fabietti	Director	March 11, 2011

Agostino R. Fabietti

/s/ Robert F. Garrett, III	Director	March 11, 2011

Robert F. Garrett, III

/s/ Frank J. Glaser	Director	March 11, 2011

Frank J. Glaser

/s/ Louis H Griesbach, Jr.	Director	March 11, 2011

Louis H. Griesbach, Jr.

/s/ David C. Ingersoll, Jr.	Director	March 11, 2011

David C. Ingersoll, Jr.

/s/ Joanne D. Kay	Director	March 11, 2011

Joanne D. Kay

/s/ Matthew J. Reynolds	Director	March 11, 2011

Matthew J. Reynolds

/s/ Thomas K. Ritter	Director	March 11, 2011

Thomas K. Ritter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAPE BANCORP AND SUBSIDIARIES
* * *

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cape Bancorp, Inc.:
We have audited Cape Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 11, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cape Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Cape Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 11, 2011

Crowe Horwath LLP
Independent Member Crowe Horwath International
Report of Independent Registered Public Accounting Firm
Cape Bancorp, Inc.
Cape May Court House, New Jersey
We have audited the accompanying consolidated statement of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP
Livingston, New Jersey
March 16, 2009

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)
ASSETS
Cash & due from financial institutions	$10,181	$9,573
Interest-bearing bank balances	4,816	3,940

Cash and cash equivalents	14,997	13,513
Interest-bearing time deposits	9,361	7,451
Investment securities available for sale, at fair value (amortized cost of $165,877 and $162,935 respectively)	157,407	152,815
Loans held for sale	1,224	398
Loans, net of allowance of $12,538 and $13,311 respectively	772,318	789,473
Accrued interest receivable	4,029	4,630
Premises and equipment, net	25,212	26,383
Other real estate owned	3,255	4,817
Federal Home Loan Bank (FHLB) stock, at cost	8,721	10,275
Prepaid FDIC insurance premium	3,195	4,377
Deferred income taxes	6,054	3,956
Bank owned life insurance (BOLI)	28,252	27,210
Goodwill	22,575	22,575
Intangible assets, net	445	585
Assets held for sale	479	1,828
Other assets	3,518	2,535

Total assets	$1,061,042	$1,072,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$68,267	$62,365
Interest-bearing deposits	684,801	674,222
Borrowings	169,637	203,981
Advances from borrowers for taxes and insurance	554	542
Accrued interest payable	714	807
Other liabilities	4,915	4,356

Total liabilities	928,888	946,273

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,324,521 shares in 2010 and 13,313,521 shares in 2009; outstanding 13,313,521 shares at December 31, 2010 and 2009	133	133
Additional paid-in capital	126,864	126,695
Treasury stock at cost - 11,000 shares	(85)	—
Unearned ESOP shares	(9,380)	(9,806)
Accumulated other comprehensive loss, net	(5,590)	(6,645)
Retained earnings	20,212	16,171

Total stockholders’ equity	132,154	126,548

Total liabilities & stockholders’ equity	$1,061,042	$1,072,821

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2010	2009	2008
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$45,132	$46,561	$47,998
Interest and dividends on investments
Taxable	1,612	2,961	4,811
Tax-exempt	1,189	1,359	1,290
Interest on mortgage-backed securities	2,336	3,652	4,028

Total interest income	50,269	54,533	58,127

Interest expense:
Interest on deposits	8,622	12,390	17,683
Interest on borrowings	5,917	6,638	6,570

Total interest expense	14,539	19,028	24,253

Net interest income before provision for loan losses	35,730	35,505	33,874
Provision for loan losses	7,496	13,159	9,009

Net interest income (expense) after provision for loan losses	28,234	22,346	24,865

Non-interest income:
Service fees	3,427	3,011	3,202
Net gains on sale of loans	168	130	36
Net income from BOLI	1,042	1,041	1,005
Net rental income	233	318	342
Gain on sale of investment securities held for sale, net	832	1,195	40
Net gain (loss) on sale of OREO	271	(323)	1
Gain (loss) on disposal of other assets	30	(7)	(158)
Other	273	700	379
Gross other-than-temporary impairment losses	(5,382)	(7,538)	(15,640)
Less: Portion of loss recognized in other comprehensive income	1,957	2,405	—

Net other-than-temporary impairment losses	(3,425)	(5,133)	(15,640)

Total non-interest income	2,851	932	(10,793)

Non-interest expense:
Salaries and employee benefits	13,977	14,950	14,351
Occupancy and equipment	3,659	3,480	3,618
Federal insurance premiums	1,267	1,729	525
Data processing	1,341	1,159	1,370
Charitable Foundation contribution	—	—	6,256
Loan related expenses	2,037	1,844	280
Advertising	397	358	577
Telecommunications	985	852	870
Professional services	624	816	988
Goodwill impairment	—	—	31,751
OREO expenses	956	628	4
Other operating	3,291	3,343	4,127

Total non-interest expense	28,534	29,168	64,717

Income (loss) before income taxes	2,551	(5,890)	(50,645)
Income tax expense (benefit)	(1,490)	12,011	(8,154)

Net income (loss)	$4,041	$(17,901)	$(42,491)

Earnings (loss) per share (see Note 16):
Basic	$0.33	$(1.45)	$(3.49)
Diluted	$0.33	$(1.45)	$(3.49)

Weighted average number of shares outstanding:
Basic	12,351,902	12,312,714	12,280,494
Diluted	12,354,952	12,312,714	12,280,494
See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2010, 2009 and 2008

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2007	$—	$—	$—	$—	$293	$72,536	$72,829

Net loss	—	—	—	—	—	(42,491)	(42,491)

Net unrealized losses, net of reclassification adjustments and taxes	—	—	—	—	(6,315)	—	(6,315)

Total comprehensive loss							(48,806)

Conversion from mutual to stock company and simultaneous acquisition of Boardwalk Bancorp	133	126,832	—	(10,658)	—	—	116,307

ESOP shares earned	—	(31)	—	426	—	—	395

Balance, December 31, 2008	133	126,801	—	(10,232)	(6,022)	30,045	140,725

Net loss	—	—	—	—		(17,901)	(17,901)

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	3,404	—	3,404

Total comprehensive loss							(14,497)

Cumulative effect adjustment to reclassify non-credit component of previously recorded other-than-temporary impairment	—	—	—	—	(4,027)	4,027	—

ESOP shares earned	—	(106)	—	426	—	—	320

Balance, December 31, 2009	133	126,695	—	(9,806)	(6,645)	16,171	126,548

Net income	—	—	—	—	—	4,041	4,041

Stock option compensation expense	—	268	—	—	—	—	268

Restricted stock compensation expense	—	8	—	—	—	—	8

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	1,055	—	1,055

Total comprehensive income							5,372

Common stock repurchased - 11,000 shares	—	—	(85)	—	—	—	(85)

ESOP shares earned	—	(107)	—	426	—	—	319

Balance, December 31, 2010	$133	$126,864	$(85)	$(9,380)	$(5,590)	$20,212	$132,154

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$4,041	$(17,901)	$(42,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	7,496	13,159	9,009
Net gain on the sale of loans	(168)	(130)	(36)
Net (gain) loss on the sale of other real estate owned	(271)	323	(1)
Write-down of other real estate owned	501	513	—
Impairment of goodwill	—	—	31,751
Loss on impairment of securities	3,425	5,133	15,640
Net gain on sale of investments	(832)	(1,195)	(40)
(Gain) loss on disposal of other assets	(30)	7	158
Write-down of assets held for sale	—	198	241
Earnings on BOLI	(1,042)	(1,041)	(1,006)
Originations of loans held for sale	(16,471)	(10,971)	(1,794)
Proceeds from sales of loans	15,645	10,573	2,144
Depreciation and amortization	1,910	1,850	1,327
ESOP and stock-based compensation expense	596	320	395
Stock issuance for charitable contribution	—	—	5,474
Deferred income taxes	(2,694)	11,537	(8,372)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	601	106	785
Other assets	1,589	(4,400)	3,457
Accrued interest payable	(93)	29	(146)
Other liabilities	559	1,323	(5,074)

Net cash provided by operating activities	14,762	9,433	11,421

Cash flows from investing activities
Proceeds from sales of AFS securities	16,889	31,708	2,535
Proceeds from calls, maturities, and principal repayments of HTM securities	—	8,643	6,723
Proceeds from calls, maturities, and principal repayments of AFS securities	112,031	83,884	67,649
Purchases of HTM securities	—	(2,998)	(7,940)
Purchases of AFS securities	(134,323)	(108,976)	(57,186)
Redemption (purchase) of Federal Home Loan Bank stock	1,554	1,327	(3,925)
Repurchase of common stock	(85)	—	—
Proceeds from sale of other real estate owned	5,082	1,786	169
Increase in interest-bearing time deposits	(1,909)	(1,917)	(1,869)
(Increase) decrease in loans, net	5,601	(26,448)	(20,481)
Purchase of property and equipment, net	(281)	(551)	(1,918)
Acquisition of Boardwalk Bancorp	—	—	(46,839)

Net cash provided by (used in) investing activities	4,559	(13,542)	(63,082)

Cash flows from financing activities
Net increase (decrease) in deposits	16,502	25,614	(74,084)
Increase (decrease) in advances from borrowers for taxes and insurance	11	(43)	(65)
Increase in long-term borrowings	5,000	50,000	40,000
Repayments of long-term borrowings	(30,000)	(14,000)	(36,212)
Net change in short-term borrowings	(9,350)	(66,450)	83,300
Net proceeds from stock issuance in conversion	—	—	39,871

Net cash provided by (used in) financing activities	(17,837)	(4,879)	52,810

Net increase (decrease) in cash and cash equivalents	1,484	(8,988)	1,149
Cash and cash equivalents at beginning of year	13,513	22,501	21,352

Cash and cash equivalents at end of year	$14,997	$13,513	$22,501

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$14,632	$18,999	$23,875
Income taxes, net of refunds	$1,465	$17	$1,209
Supplementary disclosure of non-cash financing and investing activities:
Fair value of held to maturity securities reclassified to available for sale	$—	$44,523	$—
Transfers from loans to other real estate owned	$3,750	$7,087	$966
Stock subscriptions applied to equity	$—	$—	$21,500
Issuance of stock to charitable foundation	$—	$—	$5,474
Issuance of stock for acquisition of Boardwalk Bancorp	$—	$—	$49,461
See accompanying notes to consolidated financial statements.

NOTES TO AUDITED FINANCIAL STATEMENTS
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
Cape Bank (“Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its sixteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey and a loan production office in Burlington County (opened in February 2011). The Bank received regulatory approval for the closing of two branches in Cape May County. These closings were effective as of the close of business December 3, 2010 and the close of business February 4, 2011.
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
The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.
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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $657,000 as of December 31, 2010 and $668,000 as of December 31, 2009 are included in these balances.
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
Recognition of interest income is discontinued when, in the opinion of management, the collectability of such interest becomes doubtful. A commercial loan is classified as non-accrual when the loan is 90 days or more delinquent, or when in the opinion of management, the collectability of such loan is in doubt. Consumer and residential loans are classified as non-accrual when the loan is 90 days or more delinquent with a loan to value ratio greater than 70 percent. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method.
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
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the allowance for loan losses at December 31, 2010 was an impairment reserve for troubled debt restructurings (TDRs) in the amount of $431,000.
Other Real Estate Owned: Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 7 years.
Federal Home Loan Bank of New York (FHLB) Stock: The Bank is a member of the FHLB of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as income.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. As of December 31, 2010, 127,809 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.
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
Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740-10 — Income Taxes — Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of Interpretation 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
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

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
December 31, 2010
Unrealized holding gains arising during the period	$1,015	$(379)	$636
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(1,957)	665	(1,292)
Reclassification adjustment for gain on sale of AFS securities	(832)	283	(549)
Reclassification adjustment for credit related OTTI included in net income	3,425	(1,165)	2,260

Other comprehensive income, net	$1,651	$(596)	$1,055

December 31, 2009
Unrealized holding gains arising during the period	$3,625	$(1,233)	$2,392
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(2,405)	818	(1,587)
Reclassification adjustment for gain on sale of AFS securities	(1,195)	406	(789)
Reclassification adjustment for credit related OTTI included in net income	5,133	(1,745)	3,388

Other comprehensive income, net	$5,158	$(1,754)	$3,404

December 31, 2008
Unrealized holding losses arising during the period	$(25,247)	$8,722	$(16,525)
Reclassification adjustment for gain on sale of AFS securities	(40)	14	(26)
Reclassification adjustment for net losses realized in net income	15,640	(5,404)	10,236

Other comprehensive loss, net	$(9,647)	$3,332	$(6,315)

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
Effect of Newly Issued Accounting Standards:
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements. ASU 2010-06 also requires disclosure of fair value measurements by “class” instead of by “major category” as well as any changes in valuation techniques used during the reporting period. For disclosures of Level 1 and Level 2 activity, fair value measurements by “class” and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required. The adoption of this portion of ASU 2010-06 on January 1, 2010 did not have a material impact on the Company’s financial condition or results of operations. For the reconciliation of Level 3 fair value measurements, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts, and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. ASU 2010-28 is effective for public entities with fiscal years beginning after December 15, 2010, with early adoption prohibited. Upon initial application, all entities having reporting units with zero or negative carrying amounts are required to assess whether it is more likely than not that impairment exists and any resulting goodwill impairment should be recognized as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-28 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies that pro forma revenue and earnings for a business combination occurring in the current year should be presented as though the business combination occurred as of the beginning of the year or, if comparative financial statements are presented, as though the business combination took place as of the beginning of the comparative year. ASU 2010-29 also amends existing guidance to expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations consummated on or after the start of the first annual reporting period beginning after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). For public entities, ASU 2011-01 delays the effective date for certain disclosures about loans modified under troubled debt restructurings included in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new effective date for the loans modified under troubled debt restructuring disclosures will be concurrent with the effective date of FASB’s proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. ASU 2011-01 does not change the effective date for other disclosures required by public entities in ASU 2010-20. The adoption of ASU 2011-01 once effective is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
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

NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available for sale at December 31, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2010
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$72,470	$52	$(787)	$71,735
Municipal bonds	25,811	456	(861)	25,406
Collateralized debt obligations	9,715	—	(8,581)	1,134
Corporate bonds	17,994	187	(46)	18,135

Total debt securities	$125,990	$695	$(10,275)	$116,410

Mortgage-backed securities
GNMA pass-through certificates	$2,318	$50	$—	$2,368
FHLMC pass-through certificates	3,299	134	—	3,433
FNMA pass-through certificates	16,542	765	(41)	17,266
Collateralized mortgage obligations	17,728	309	(107)	17,930

Total mortgage-backed securities	$39,887	$1,258	$(148)	$40,997

Total securities available for sale	$165,877	$1,953	$(10,423)	$157,407

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
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
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(in thousands)
U.S. Government and agency obligations	$52,688	$(787)	$—	$—	$52,688	$(787)
Municipal bonds	6,853	(220)	2,916	(641)	9,769	(861)
Corporate bonds	9,427	(46)	—	—	9,427	(46)
Collateralized debt obligations	35	(364)	1,099	(8,217)	1,134	(8,581)
Mortgage-backed securities	6,675	(110)	3,140	(38)	9,815	(148)

Total temporarily impaired investment securities	$75,678	$(1,527)	$7,155	$(8,896)	$82,833	$(10,423)

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2009.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(in thousands)
U.S. Government and agency obligations	$16,877	$(128)	$—	$—	$16,877	$(128)
Municipal bonds	578	(8)	3,988	(465)	4,566	(473)
Corporate bonds	—	—	—	—	—	—
Collateralized debt obligations	90	(3,329)	1,308	(8,311)	1,398	(11,640)
Mortgage-backed securities	7,496	(116)	2,718	(824)	10,214	(940)

Total temporarily impaired investment securities	$25,041	$(3,581)	$8,014	$(9,600)	$33,055	$(13,181)

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
At December 31, 2010, the Company’s investment securities portfolio consisted of 332 securities, 31 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 82.3% of the gross unrealized losses at December 31, 2010. The remaining securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, municipal obligations and corporate bonds which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment and an increase in mid to long-term interest rates in the latter part of 2010. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell these securities, the Company does not consider those investments to be OTTI.
As of December 31, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $9.7 million with an estimated fair value of $1.1 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Comm I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of December 31, 2010, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 2.8% to 14.3% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers within our CDO portfolio comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2010:
Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$419	$15	$(403)	$(635)	Ca/C	23	37.70%	0.00%
PreTSL VI	1	Mezzanine	43	1	(41)	(16)	Ca/D	2	81.00%	0.00%
PreTSL XIX	1	Mezzanine	1,168	20	(1,148)	(614)	C/C	52	24.60%	0.00%
I-PreTSL I	2	Mezzanine	1,833	251	(1,582)	—	NR/CCC	16	17.36%	9.11%
I-PreTSL II	2	Mezzanine	2,715	375	(2,340)	—	NR/B	29	4.87%	14.33%
I-PreTSL III	3	Mezzanine	2,701	375	(2,326)	—	B2/CCC	24	11.16%	10.75%
I-PreTSL IV	1	Mezzanine	439	63	(376)	—	Ba2/CCC	29	11.58%	2.82%
MM Comm I	1	Mezzanine	399	35	(364)	(1,153)	NR/C	7	61.80%	0.00%

Total	13		$9,715	$1,134	$(8,581)	$(2,418)

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
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2009:
Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$582	$17	$(565)	$(422)	Ca/CC	27	31.10%	0.00%
PreTSL VI	1	Mezzanine	52	6	(46)	(5)	Caa1/CCC	3	68.71%	0.00%
PreTSL XIX	2	Mezzanine	2,739	48	(2,691)	(815)	Ca/C	60	16.42%	0.00%
PreTSL XX	1	Mezzanine	67	13	(54)	(1,685)	NR/C	54	26.23%	0.00%
PreTSL XXI	1	Mezzanine	—	13	13	(1,736)	NR/C	57	26.27%	0.00%
PreTSL XXII	1	Mezzanine	277	18	(259)	(2,320)	NR/C	74	24.48%	0.00%
PreTSL XXIII	1	Mezzanine	416	3	(413)	(29)	NR/CC	105	19.49%	0.00%
PreTSL XXIV	3	Mezzanine	210	20	(190)	(2,364)	Ca/C	69	29.44%	0.00%
PreTSL XXV	2	Mezzanine	—	22	22	(2,948)	NR/C	53	30.96%	0.00%
I-PreTSL I	2	Mezzanine	1,827	299	(1,528)	—	NR /BB	16	17.36%	7.38%
I-PreTSL II	2	Mezzanine	2,706	447	(2,259)	—	NR /BB	29	4.81%	14.32%
I-PreTSL III	3	Mezzanine	2,693	448	(2,245)	—	B2/BB	24	11.16%	8.49%
I-PreTSL IV	1	Mezzanine	437	75	(362)	—	Ba2/B	31	4.16%	8.30%
MM Comm I	1	Mezzanine	1,032	20	(1,012)	(554)	Ca/CCC	9	45.74%	0.00%
Alesco VI	1	Mezzanine	—	7	7	(615)	Ca/CC	49	31.39%	0.00%

Total	24		$13,038	$1,456	$(11,582)	$(13,493)

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the year ending December 31, 2010 of $3.4 million. As a result of adopting certain provisions of FASB ASC Topic No. 320 (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) in 2009, we were required to record a cumulative effect adjustment to reclassify the portion of previously recorded other-than-temporary impairment charges that were not related to credit losses from retained earnings to accumulated other comprehensive income. Impairment charges related to these securities were recorded during 2008 and the first quarter of 2009 in the amount of $14.5 million and $1.5 million, respectively. We reclassified $6.1 million, $4.0 million net of tax, of these previously recorded OTTI charges from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment.
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

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at December 31, 2010, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(in thousands)

Due within one year or less	$7,530	$7,568
Due after one year but within five years	90,468	90,169
Due after five years but within ten years	8,105	8,195
Due after ten years	19,887	10,478
Mortgage-backed securities	39,887	40,997

Total investment securities	$165,877	$157,407

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at December 31, 2010 and 2009 (in thousands):

	For the year ended December 31,
	2010	2009
Beginning balance of cumulative credit losses on CDO securities (1)	$(13,493)	$(9,899)
Additional credit losses for which other than temporary impairment was previously recognized	(3,425)	(3,594)

Ending balance of cumulative credit losses on CDO securities, December 31, 2010	$(16,918)	$(13,493)

(1)	On April 1, 2009, we recognized a cumulative effect adjustment based upon FASB guidance regarding the recognition and presentation of other-than-temporary impairment and determined that $9.9 million of previously recorded OTTI write-downs represented credit losses.
Gross realized gains on sales of investment securities during 2010 were $962,000, compared to $1.2 million during 2009. The Company also realized gross losses of $130,000 during 2010 from the sale of a corporate bond security. There were no losses realized by the Company in 2009 related to security sales. Proceeds were $16.9 million in 2010 related to sales of municipal bonds, corporate bonds, agency MBS and CMO securities, and a private label CMO, and $31.7 million in 2009 related to sales of FHLMC and FNMA adjustable rate MBS securities.
As of December 31, 2010, the fair value of all securities available for sale that were pledged to secure public fund deposits, short-term borrowings, repurchase agreements, and for other purposes required by law, was $57.2 million. At December 31, 2009 the corresponding amount was $57.5 million.

NOTE 4 — LOANS RECEIVABLE
Loans receivable consist of the following:

	December 31,
	2010	2009
	(in thousands)

Commercial mortgage	$413,487	$412,475
Residential mortgage	258,047	244,897
Construction	15,191	28,839
Home equity loans and lines of credit	47,875	52,806
Commercial business loans	48,223	62,685
Other consumer loans	2,207	1,284

Loans receivable, gross	785,030	802,986

Less:
Allowance for loan losses	12,538	13,311
Deferred loan fees	174	202

Loans receivable, net	$772,318	$789,473

Activity in the allowance for loan losses is as follows:

	2010	2009	2008
	(in thousands)

Balance at beginning of year	$13,311	$11,240	$4,121
Allowance from acquired entity	—	—	3,791
Provisions charged to operations	7,496	13,159	9,009
Charge-offs	(8,837)	(11,656)	(5,708)
Recoveries	568	568	27

Balance at end of year	$12,538	$13,311	$11,240

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2010:

	At or for the Years ended December 31, 2010
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of year	$8,109	$128	$388	$1,826	$2,048	$771	$41	$—	$13,311
Charge-offs	(5,156)	—	(1,160)	(1,754)	(677)	—	(90)	—	(8,837)
Recoveries	472	9	—	58	—	—	29	—	568
Provision for loan losses	6,090	(53)	1,508	334	(510)	(576)	33	670	7,496

Balance at end of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538

(1)	includes commercial lines of credit

Impaired loans at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(in thousands)
Non-accrual loans (1)	$40,827	$31,994
Loans delinquent greater than 90 days and still accruing	2,639	1,254
Troubled debt restructured loans	7,732	—
Loans less than 90 days and still accruing	8,514	—

Total impaired loans	$59,712	$33,248

(1)	includes $11.8 million in non-accruing TDRs paying in accordance with restructured terms.

	December 31,
	2010	2009
	(in thousands)

Impaired loans with no allocated allowance for loan losses	$30,389	$26,020
Impaired loans with an allocated allowance for loan losses	29,323	7,228

Total	$59,712	$33,248

Amount of the allowance for loan losses allocated	$4,234	$3,016

	2010	2009
	(in thousands)

Average of individually impaired loans during year	$41,910	$31,833
Interest income recognized during impairment	$383	$49
Cash basis interest income recognized	$—	$—
As of December 31, 2010 and 2009, non-performing loans had a principal balance of approximately $43.5 million and $33.2 million respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $2.6 million and $1.3 million at December 31, 2010 and 2009, respectively. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.9 million, $1.8 million, and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents impaired loans at December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$21,449	$21,689	$3,510	$21,826	$273
Commercial secured by other	—	—	—	—	—
Construction	4,966	4,966	603	4,623	—
Other commercial	2,223	2,249	67	2,166	—
Residential mortgage	619	663	19	183	5
Home equity loans and lines of credit	66	66	35	66	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with a related allowance	$29,323	$29,633	$4,234	$28,864	$278

Impaired loans with no related allowance
Commercial secured by real estate	$18,923	$24,426	$—	$20,999	$84
Commercial secured by other	86	411	—	337	—
Construction	3,980	6,671	—	2,790	—
Other commercial	2,162	3,398	—	2,362	—
Residential mortgage	4,508	4,903	—	4,600	21
Home equity loans and lines of credit	730	772	—	576	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with no related allowance	$30,389	$40,581	$—	$31,664	$105

Total impaired loans
Commercial secured by real estate	$40,372	$46,115	$3,510	$42,825	$357
Commercial secured by other	86	411	—	337	—
Construction	8,946	11,637	603	7,413	—
Other commercial	4,385	5,647	67	4,528	—
Residential mortgage	5,127	5,566	19	4,783	26
Home equity loans and lines of credit	796	838	35	642	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Total impaired loans	$59,712	$70,214	$4,234	$60,528	$383

The following table presents loans by past due status at December 31, 2010.

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual	Current	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$1,305	$94	$—	$1,399	$27,781	$384,307	$413,487
Residential mortgage	796	477	2,207	3,480	2,449	252,118	258,047
Construction	—	—	—	—	3,980	11,211	15,191
Home equity loans and lines of credit	164	103	432	699	363	46,813	47,875
Commercial business loans	—	—	—	—	6,254	41,969	48,223
Other consumer loans	—	16	—	16	—	2,191	2,207

Total	$2,265	$690	$2,639	$5,594	$40,827	$738,609	$785,030

Our policies provide for the classification of loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. There is no specific credit metrics used to determine the risk rating.
Risk Rating 1-5 — Acceptable credit quality ranging from High Pass (cash or near cash as collateral) to Management Attention/Pass (acceptable risk) with some deficiency in one or more of the following areas: management experience, debt service coverage levels, balance sheet leverage, earnings trends and the industry of the borrower.
Risk Rating 6 — Watch List reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.
Management believes that the Substandard category is best considered in three discrete classes: RR 7.0 “performing substandard loans;” RR 7.5; and RR 7.9
Risk Rating 7.0 — The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit some signs of weakness manifested in either cash flow or collateral. In some cases, while cash flow is below the policy levels, the customer is in a cash business and has never presented financial reports that reflect sufficient cash flow for a global cash flow coverage ratio of 1.20.
Risk Rating 7.5 — These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of historic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.
Risk Rating 7.9 — These loans have undergone a FASB ASC Topic No. 310 Receivables analysis or have a specific reserve. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged off.

The following table presents commercial loans by credit quality indicator at December 31, 2010.

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade
	1-5	6	7	7.5	7.9	Total
	(in thousands)

Commercial secured by real estate	$348,166	$12,064	$23,720	$14,248	$26,730	$424,928
Commercial term loans	4,887	14	—	—	86	4,987
Construction	3,725	120	2,400	—	8,946	15,191
Other commercial	24,262	1,252	3,297	822	2,162	31,795

	$381,040	$13,450	$29,417	$15,070	$37,924	$476,901

The following table presents consumer loans by credit quality indicator at December 31, 2010.

		30-89 Days		Impaired
	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$252,118	$1,273	$2,449	$2,207	$258,047
Home equity loans and lines of credit	46,813	267	363	432	47,875
Other consumer loans	2,191	16	—	—	2,207

Total consumer loans	$301,122	$1,556	$2,812	$2,639	$308,129

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(in thousands)

Mortgage loan portfolios serviced	$3,265	$4,414

Custodial escrow balances maintained in connection with serviced loans were $19,000 and $27,000 at December 31, 2010 and 2009, respectively.

Loans to principal officers, directors, and their affiliates were as follows:

	December 31,
	2010	2009
	(in thousands)

Beginning balance	$9,023	$9,355
New loans/advances	300	5,550
Effect of changes in composition of related parties	5,634	(42)
Repayments	(404)	(5,840)

Ending balance	$14,553	$9,023

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the impaired loans as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value, or there is no observable market price or appraised value, the Company records the loan as a Level 3 valuation. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at December 31, 2010			at December 31, 2009
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$71,735	$—	$—	$45,972	$—
Municipal bonds	—	25,406	—	—	34,381	—
Collateralized debt obligations	—	—	1,134	—	—	1,456
Corporate bonds	—	18,135	—	—	11,046	—
Mortgage-backed securities	—	40,997	—	—	59,960	—

Total securities available for sale	$—	$156,273	$1,134	$—	$151,359	$1,456

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	Twelve months ended December 31,
	2010	2009
	(in thousands)

Beginning balance	$1,456	$3,033
Accretion of discount	102	238
Payments received	—	(2)
Increase in amortized cost (1)	—	6,103
Unrealized holding gain (loss)	3,001	(2,783)
Other-than-temporary impairment included in earnings	(3,425)	(5,133)

Ending balance	$1,134	$1,456

(1)	Increase is due to FASB guidance regarding the recognition and presentation of other-than-temporary impairments.

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at December 31, 2010			at December 31, 2009
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$35,891	$4,481	$—	$25,132	$—
Commercial term loans	—	86	—	—	—	—
Construction	—	8,657	289	—	1,298	—
Other commercial	—	3,947	438	—	—	—
Residential mortgage	—	5,127	—	—	3,251	—
Home equity loans	—	796	—	—	482	—

Total impaired loans	$—	$54,504	$5,208	$—	$33,248	$—

Other real estate owned:
Commercial	$—	$2,257	$—	$—	$3,532	$—
Residential mortgage	—	998	—	—	1,285	—

Total other real estate owned	$—	$3,255	$—	$—	$4,817	$—

Loans held for sale	$—	$1,224	$—	$—	$398	$—
Assets held for sale	$—	$479	$—	$—	$1,828	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$445	$—	$—	$585

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.
Other real estate owned properties are recorded at the lower of cost or estimated fair market value at the date of foreclosure, less the estimated cost to sell. Fair market value is estimated by using professional real estate appraisals.

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

	At December 31, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$14,997	$14,997	$13,513	$13,513
Interest-bearing time deposits	$9,361	$9,440	$7,451	$7,539
Investment securities	$157,407	$157,407	$152,815	$152,815
Loans held for sale	$1,224	$1,224	$398	$398
Loans receivable	$772,318	$780,277	$789,473	$788,421
FHLB Stock	$8,721	$8,721	$10,275	$10,275
Bank owned life insurance	$28,252	$28,252	$27,210	$27,210
Accrued interest receivable	$4,029	$4,029	$4,630	$4,630

Liabilities
Savings deposits	$84,312	$84,312	$79,368	$79,368
NOW, checking and MMDA deposits	$361,973	$361,973	$320,308	$320,308
Certificates of deposit	$306,783	$309,897	$336,911	$340,084
Borrowings	$169,637	$174,553	$203,981	$199,718
Accrued interest payable	$714	$714	$807	$807
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
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED
At December 31, 2010, other real estate owned totaled $3.3 million and consisted of three residential properties and eight commercial properties. At December 31, 2009, other real estate owned totaled $4.8 million and consisted of three residential properties and seven commercial properties. Other real estate owned is presented net of an allowance for losses, if any. At December 31, 2010 the allowance for losses on foreclosed real estate totaled $305,000. At December 31, 2009 there was no allowance for losses on foreclosed real estate.
For the twelve months ended December 31, 2010, the Company added $3.8 million of property to OREO and sold eight commercial OREO properties and four residential OREO properties with an aggregate carrying value totaling $4.8 million, including three commercial OREO properties and one residential OREO property with an aggregate carrying value of $862,000 sold in the fourth quarter of 2010. Net gains on the sale of OREO totaled $271,000 for the twelve months ended December 31, 2010, of which $16,000 was recorded in the fourth quarter, compared to net losses on OREO sales of $323,000 for the twelve months ended December 31, 2009.
Net expenses applicable to OREO for the twelve months ended December 31, 2010 and 2009 totaled $669,000 and $946,000, respectively, which included provisions for losses on the sale of OREO of $501,000 for the twelve months ended December 31, 2010, and $513,000 for the twelve months ended December 31, 2009.
As of the date of this filing, the Company has agreements of sale for two OREO properties with an aggregate carrying value totaling $454,000. In 2011, the Company has added two commercial OREO properties with a carrying value of $1.1 million. In addition, in 2011, three commercial OREO properties with an aggregate carrying value of $716,000 and one residential OREO property with an aggregate carrying value of $86,000 were sold. The Company recorded a net gain in the amount of $75,000 related to the sales in 2011.
NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment, summarized by major classification, are as follows:

	Estimated
	Useful Lives	2010	2009
		(in thousands)

Land, buildings, and improvements	10 – 39 years	$30,451	$30,451
Furniture and equipment	3 – 7 years	10,251	9,977
Construction-in-progress	—	28	388

Total		40,730	40,816
Accumulated depreciation		(15,518)	(14,433)

Premises and equipment, net		$25,212	$26,383

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was approximately $1.4 million, $1.5 million, and $1.6 million, respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
The change in the balance for goodwill during the year is as follows:

	2010	2009
	(in thousands)

Beginning balance	$22,575	$22,575
Acquired goodwill	—	—
Impairment	—	—
Other, net	—	—

Ending balance	$22,575	$22,575

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
The Company tested goodwill for impairment during the fourth quarter of 2010. The Company has one reporting unit, Community Banking, and as such evaluated goodwill at the Community Banking reporting unit level. This test involved estimating the fair value of the Company using financial data and market prices as of December 31, 2010 and utilizing the control premium approach. The results of this test indicated that goodwill was not impaired. The Company continues to evaluate goodwill on a quarterly basis.
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
Acquired intangible assets at year end are as follows:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)		(in thousands)

Amortized intangible assets:
Core deposit intangibles	$565	$231	$565	$165
Other customer relationship intangibles	485	374	485	300

Total	$1,050	$605	$1,050	$465

The aggregate amortization expense for the years ended December 31, 2010, 2009 and 2008 was $140,000, $201,000 and $264,000, respectively.
The estimated amortization expense for each of the next five years and thereafter is as follows:

(in thousands)
2011	$110
2012	$98
2013	$43
2014	$32
2015	$31
Thereafter	$131
NOTE 9 — DEPOSITS
Deposits are as follows:

	December 31,
	2010	2009
	(in thousands)
Savings accounts	$84,312	$79,368
NOW accounts and money market funds	293,706	257,943
Non-interest bearing checking	68,267	62,365
Certificates of deposit of less than $100,000	170,524	201,303
Certificates of deposit of $100,000 or more	136,259	135,608

	$753,068	$736,587

Interest expense by deposit type was as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Savings accounts	$316	$385	$1,062
NOW accounts and money market funds	2,168	2,119	4,059
Certificates of deposit	6,138	9,886	12,562

	$8,622	$12,390	$17,683

Certificates of deposit were scheduled to mature contractually within the following periods:

(in thousands)
2011	$220,544
2012	51,792
2013	18,506
2014	4,519
2015	11,422

$306,783

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $7.0 million and $3.4 million at December 31, 2010 and 2009, respectively.
NOTE 10 — BORROWINGS
At December 31, 2010, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York (FHLB) to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties and various commercial loans secured by commercial real estate subject to FHLB approval. At December 31, 2010 and 2009, $11.5 million of these advances were callable on various dates. Interest rates ranged from 0.36% to 5.31% at December 31, 2010, and from 0.32% to 5.31% at December 31, 2009.
Outstanding borrowings mature as follows:

	December 31, 2010
	FHLB	Repurchase
	Borrowings	Agreements	Total
2011	$45,600	$—	$45,600
2012	25,000	—	25,000
2013	20,000	—	20,000
2014	25,000	—	25,000
2015	12,500	7,500	20,000
Thereafter	4,030	30,007	34,037

Principal due	$132,130	$37,507	$169,637

At December 31, 2010 and 2009, the Bank had qualified 1 to 4 family loans and commercial loans of approximately $199.2 million and $193.8 million, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.
Securities sold under agreement to repurchase totaled $37.5 million at December 31, 2010 are fixed rate, and are collateralized by securities with a carrying amount of $42.5 million. At December 31, 2009, securities sold under agreements to repurchase totaled $37.5 million, were fixed rate, and were collateralized by securities with a carrying amount of $43.0 million. At maturity, the securities underlying the agreement are returned to the Company. At December 31, 2010 and 2009, repurchase agreements totaling $37.5 million were callable on various dates, at par by the repurchase agreement counter-party.

The following table sets forth fixed and variable rate FHLB borrowings and the respective weighted average interest rate at December 31, 2010 and 2009.

	FHLB Borrowings
	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average Rate		Average Rate
	Balance	at Year End	Balance	at Year End
	(dollars in thousands)		(dollars in thousands)

Fixed rate advances	$111,530	3.77%	$174,031	3.83%
Variable rate advances	20,600	0.40%	29,950	0.32%

Total	$132,130	3.36%	$203,981	3.32%

Additional information regarding FHLB Borrowings and securities sold under agreements to repurchase is as follows:

	2010			2009
	FHLB	Repurchase		FHLB	Repurchase
	Borrowings	Agreements	Total	Borrowings	Agreements	Total
	(dollars in thousands)			(dollars in thousands)

Average daily balance during the year	$123,307	$37,594	$160,901	$153,582	$37,674	$191,256
Average interest rate during the year	3.49%	4.30%	3.68%	3.27%	4.30%	3.47%
Maximum month-end balance during the year	$165,182	$37,605	$202,787	$193,897	$37,778	$231,675
Weighted average interest rate at year-end	3.09%	3.46%	3.36%	3.09%	4.32%	3.32%
NOTE 11 — INCOME TAXES
Income tax benefit for the year ended December 31, 2010 was primarily impacted by the release of a $2.0 million valuation allowance. The release of the valuation allowance was due to estimated taxable income through December 31, 2010 and the anticipated implementation of a business planning strategy which would result in the recognition of a capital gain. These items allowed for additional deferred tax assets to be realizable.

Income tax expense (benefit) was as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current expense:
Federal	$1,211	$464	$440
State	10	10	23

Total current	1,221	474	463

Deferred (benefit):
Federal	(766)	(3,176)	(7,333)
State	57	(801)	(1,249)

Total deferred	(709)	(3,977)	(8,582)

Change in valuation allowance	(2,002)	15,514	(35)

Income tax expense (benefit)	$(1,490)	$12,011	$(8,154)

Effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	For the Years Ended December 31,
	2010	2009	2008

Tax statutory rate	34.0%	(34.0%)	(34.0%)
Adjustments resulting from:
Goodwill impairment	—	—	21.3
State tax benefit, net of federal income tax expense	1.7	(8.9)	(1.6)
Tax-exempt income	(15.8)	(7.8)	(0.9)
Income on bank owned life insurance	(13.9)	(8.7)	(0.7)
Change in valuation reserve	(66.6)	263.4	—
Other	2.3	(0.1)	(0.2)

Effective tax rate	(58.3%)	203.9%	(16.1%)

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Other than temporary impairment	$5,697	$4,533
Allowance for loan losses	4,809	4,949
Charitable foundation contribution carryforward	2,251	2,457
Purchase accounting adjustments	2,057	1,816
Non-accrual loan interest income	2,166	1,819
Deferred compensation	557	584
Net operating losses	459	534
Net unrealized loss on available for sale securities	2,880	3,496
AMT credit carryforward	169	557
Other	215	357
Valuation allowance	(13,745)	(15,747)

	7,515	5,355

Deferred tax liabilities:
Depreciation	(980)	(860)
Deferred loan fees	(478)	(533)
Other	(3)	(6)

	(1,461)	(1,399)

Net deferred tax asset	$6,054	$3,956

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
During the third quarter of 2009, the Company established a valuation allowance of approximately $16.0 million against a significant portion of its deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. A valuation allowance was not necessary for the deferred tax asset related to the unrealized investment losses as the realization of this component of the deferred tax assets is not dependent on future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In recording the valuation allowance in the third quarter of 2009, Management considered both the positive and negative evidence available related to these factors and the cumulative loss position for the most recent three years ended December 31, 2009. This cumulative loss was primarily caused by the significant loan loss provisions and OTTI charges made during recent periods.
At December 31, 2010, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.
The Company has approximately $7.4 million of state net operating losses that will expire between 2015 and 2029. Additionally, the Company has approximately $169,000 of AMT tax credits to offset the difference between regular tax and alternative minimum tax. The deferred tax assets related to these items are subject to a valuation allowance as noted above.
Pursuant to FASB ASC Topic No. 740, “Income Taxes” the Company is not required to provide deferred taxes on its tax loan loss reserve as of the base year. The amount of this reserve on which no deferred taxes have been provided is $7,878,000 for 2010 and 2009. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if any portion of this tax reserve is subsequently used for purposes other than to absorb loan losses. The related amount of deferred tax liability is approximately $3,146,000 for 2010 and 2009.

The following is a roll-forward of the Bank’s FASB ASC Topic No. 740 unrecognized tax benefits:

	2010	2009
	(in thousands)

Balance at January 1	$353	$353
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to the statute of limitations	—	—
Settlements	—	—

Balance at December 31	$353	$353

Of this total, $353,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2010 and 2009 was $56,000 and $52,000 and the amount accrued for interest and penalties at December 31, 2010 and 2009 was $108,000 and $52,000, respectively.
The Bank is subject to U.S. federal income tax as well as income tax of the state of New Jersey. The Bank is no longer subject to examination by the Internal Revenue Service for years before 2007 and by the state of New Jersey for years before 2006.

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
At December 31, 2010 and 2009, the Bank had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2010 the Bank had $1.2 million of letters of credit outstanding to borrowers of non-performing loans. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.

The Bank amortizes the fees collected over the life of the instrument. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank’s potential liability would be reduced by proceeds obtained in liquidation of the collateral held.
The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

	At December 31, 2010		At December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commitments to make loans	$11,564	$2,614	$10,915	$1,236
Unused lines of credit	$—	$52,328	$—	$56,323
Construction loans in process	$719	$1,042	$2,786	$7,403
Standby letters of credit	$—	$5,380	$—	$6,929
Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.75% to 6.25% and maturities ranging from one to thirty years.
The Bank provides loans primarily in Atlantic and Cape May counties, New Jersey, to borrowers that share similar attributes. In addition, in February 2011, the Bank opened a loan production office in Burlington County.
A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these regions of New Jersey.
NOTE 13 — BENEFIT PLANS
Defined Benefit Plan
The Bank participates in a multi-employer defined benefit plan. Contributions to this plan by the Bank during the years ended December 31, 2010, 2009 and 2008 were $195,000, $164,000, and $817,000, respectively. Total compensation expense recorded under this plan during the years ended December 31, 2010, 2009 and 2008, was approximately $219,000, $476,000, and $975,000, respectively. During 2007, the plan was amended to freeze participation to new employees effective January 1, 2008. The plan was further amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.
401K Plan
The Bank maintains a 401(k) plan for employees, a tax-qualified defined contribution plan, for all employees of the Bank who have satisfied the 401(k) plan’s eligibility requirements. Prior to January 1, 2008, the Bank made matching contributions to the accounts of plan participants in an amount equal to 100% of the participants’ contributions, up to 6% of their salary. The Bank charged approximately $287,000, $304,000, and $324,000, to employer contributions for the 401(k) plan for the years ended December 31, 2010, 2009 and 2008, respectively. Effective January 1, 2008, the Bank amended the matching contribution formula so that matching contributions will be equal to 100% of the participants’ contributions on up to 3% of the participants’ salary contributed to the plan and 50% of the participants’ contributions on the next 2% of salary contributed by the participants, with a maximum potential matching contribution of 4%.

Employee Stock Ownership Plan
On January 1, 2008, the Bank adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $10.7 million from the Company and used the funds to purchase 1,065,082 shares of the Company. The loan has an interest rate that is determined January 1st of each year and is based on the prime rate as published in The Wall Street Journal on the first business day of the calendar year. The interest rate for 2010 and 2009 was 3.25% and has an amortization schedule of 25 years. The loan is secured by the shares. Shares purchased are held by the trustee in a loan suspense account and are released from the suspense account on a pro rata basis as the loan is repaid by the Bank over a period not to exceed 25 years. The trustee allocates shares to participants based on compensation as described in the Cape Bank Employee Stock Ownership Plan, in the year of allocation. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service.
The Company has not declared a dividend and as a result, no dividend income was recorded for the years ended December 31, 2010 and 2009. The Company recorded ESOP compensation expense of $319,000 and $320,000 for the years ended December 31, 2010 and 2009, respectively.
Shares held by the ESOP were as follows:

	At December 31,
	2010	2009
	(dollars in thousands)

Allocated to participants	127,809	85,206
Distributed to participants	—	—
Unearned shares	937,273	979,876

Total ESOP shares	1,065,082	1,065,082

Fair value of unearned shares	$7,967	$6,585

Director Retirement Plan
The Bank maintains an amended and restated director retirement plan for its directors, represented by individual agreements with the directors. In accordance with each director’s retirement agreement, the director is entitled to a normal retirement benefit upon termination of service on or after the director’s normal retirement age, equal to 2.5% times the director’s years of service with Cape Bank (not to exceed a benefit equal to 50%) of the average of the greatest fees earned by a director during any five consecutive calendar years. This benefit is payable to the director in equal monthly installments for a period of 10 years or the director’s lifetime, whichever is greater. In December 2008, the individual agreements were amended to comply with the final regulations issued under Section 409A of the Internal Revenue Code and to freeze future benefit accruals as of October 31, 2008. In accordance with these amendments, the agreements were modified to require a specified dollar amount to be paid to the director in January 2009, in complete satisfaction of all rights under the director retirement plan. Accordingly, in January 2009, the directors received $8,604 from the plan. In addition, the individual agreements were also modified to specify the total benefit that would be paid to each director and to specify that the total benefit would be paid in 120 monthly installments upon the occurrence of retirement, death or a change in control. The director could elect a lump sum benefit in the event of death or a change in control if such election was made prior to December 31, 2008.
Expense for these plans related to both active and retired participants totaled $46,000, $52,000, and $216,000, for the years ended December 31, 2010, 2009 and 2008, respectively. The total compensation liability for these plans was $1,054,000 and $1,135,000 at December 31, 2010 and 2009, respectively. On January 4, 2008, $4,596,000 related to the phantom restricted stock and phantom stock option plans was disbursed. In addition, $127,000 in payments were made to retired directors.

Equity Incentive Plan
The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs), and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Generally, stock options are granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. Under the plan, 1,331,352 stock options are available to be issued.
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
During 2010, the Company issued 740,000 incentive stock options to certain employees at prices ranging from $7.27 per share to $8.50 per share. In addition, in 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share. The following table presents the weighted average per share fair value of options granted and the assumptions used, based on the Black-Scholes option pricing methodology:

Assumption	December 31, 2010
Expected average risk-free interest rate	2.46%
Expected average life (in years)	6.5
Expected volatility	41.63%
Expected dividend yield	0.00%
Weighted average per share fair value	$3.30
Stock option activity for the twelve months ended December 31, 2010 was as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life
Outstanding at January 1, 2010	—	$—	—
Granted	763,600	7.30	—
Forfeited	—	—	—

Outstanding at December 31, 2010	763,600	$7.30	9.5 years

Exercisable at December 31, 2010	—	$—	—

Aggregate Intrinsic Value at December 31, 2010	—	$—	—

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

Restricted stock activity for the twelve months ended December 31, 2010 was as follows:

	Restricted	Weighted Average
	Common	Fair Value at
	Shares	Grant Date
Outstanding at January 1, 2010	—	$—
Granted	11,000	7.68
Forfeited	—	—

Outstanding at December 31, 2010	11,000	$7.68

At December 31, 2010, unrecognized compensation costs on unvested stock options and restricted stock awards was $2.3 million which will be amortized on a straight-line basis over the remaining vesting period.
Stock-based compensation expense and related tax effects recognized for the twelve months ended December 31, 2010 was as follows. There were no stock-based compensation expenses for the twelve month periods ended December 31, 2009 and 2008:

2010
(in thousands)
Compensation expense:
Common stock options	$268
Restricted common stock	8

Total compensation expense	276
Tax benefit	5

Net income effect	$271

At December 31, 2010, 763,600 options were outstanding, leaving 567,752 options available to be issued. Based on the option agreements, there were no vested or exercisable options as of December 31, 2010.

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Leases: Lessor — the Bank leases portions of three of its buildings to various lessees under noncancelable operating leases with the following minimum future rentals due at December 31, 2010:

(in thousands)
Due in one year or less	$155
Due after one year	58

$213

Lessees are also responsible for their proportionate share of common area maintenance expenses. These leases convert to a month-to-month tenancy agreement after completion of the original lease term.
Lessee — A subsidiary, Cape Delaware Investment Company, whose office is in the state of Delaware, leases its office space under a cancelable lease agreement. In addition, in 2008, the Bank leased office space in New Jersey for two loan production offices. Rent expense for the years ended December 31, 2010, 2009 and 2008, approximated $10,000, $14,000, and $58,000, respectively.
From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.
NOTE 15 — REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2010, the Company and Bank meet all capital adequacy requirements to which it is subject.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
As of December 31, 2010 and 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2010
Risk based capital ratios:
Tier I	$103,092	12.65%	$32,598	4.00%	$48,897	6.00%
Total capital	$113,313	13.90%	$65,216	8.00%	$81,520	10.00%
Leverage ratio	$103,092	9.96%	$41,402	4.00%	$51,753	5.00%

December 31, 2009
Risk based capital ratios:
Tier I	$98,256	11.45%	$34,325	4.00%	$51,488	6.00%
Total capital	$109,013	12.71%	$68,616	8.00%	$85,769	10.00%
Leverage ratio	$98,256	9.37%	$41,945	4.00%	$52,431	5.00%
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
Regulatory capital levels reported above differ for both Cape Bancorp and Cape Bank from their total capital respectively, computed in accordance with accounting principles general accepted in the United States (GAAP), as follows:

	At December 31,
	2010	2009
	(in thousands)
Total capital, computed in accordance with GAAP	$120,523	$114,772
Accumulated other comprehensive (gain) loss	5,590	6,645
Intangible assets	(1)	(1)
Disallowed goodwill and other disallowed intangible assets	(23,020)	(23,160)

Tier I (tangible) capital	103,092	98,256
Allowance for loan losses	10,221	10,757

Total regulatory capital	$113,313	$109,013

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
The following is the earnings per share calculation for the periods ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, options to purchase 763,600 shares were dilutive, and accordingly were included in determining diluted earnings per common share. Restricted stock was dilutive and is included in the earnings per share calculation. There were no potentially dilutive common shares at or for the periods ended December 31, 2009 and 2008.

	Year ended December 31,
	2010	2009	2008
	(in thousands, except share data)

Net income (loss)	$4,041	$(17,901)	$(42,491)

Weighted average shares outstanding	12,351,902	12,312,714	12,280,494
Basic earnings (loss) per share	$0.33	$(1.45)	$(3.49)
Diluted weighted average shares outstanding	12,354,952	12,312,714	12,280,494
Diluted basic earnings (loss) per share	$0.33	$(1.45)	$(3.49)

NOTE 17 — ACQUISITION OF BOARDWALK BANCORP
On January 31, 2008, Cape Bancorp, Inc. acquired Boardwalk Bancorp, Inc, as previously discussed in Note 1 —Organization. Boardwalk Bancorp Inc.’s results of operations have been reflected in Cape Bancorp’s consolidated statements of income beginning as of the acquisition date, January 31, 2008. The pro forma condensed consolidated income statement for the year ended December 31, 2008 is shown as if the merger occurred as of January 1, 2008:

Year ended
December 31,
2008
(in thousands)
Interest and dividend income	$60,517
Interest expense	25,612

Net interest income	34,905
Provision for loan losses	9,009

Net interest income after provision for loan losses	25,896
Non-interest income	(10,672)
Non-interest expense	67,291

Income (loss) before income taxes	(52,067)
Income tax expense (benefit)	(8,360)

Net income (loss)	$(43,707)

Basic EPS	$(3.56)

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

NOTE 18 — CAPE BANCORP (PARENT COMPANY)
The Parent Company’s condensed balance sheets at December 31, 2010 and 2009 and the related condensed statements of income and cash flows for the years ended December 31, 2010, 2009 and 2008 follow:
Condensed Balance Sheets

	December 31,
	2010	2009
	(in thousands)
ASSETS
Non-interest bearing balances with bank subsidiary	$2,070	$1,782
Loans due from bank subsidiary	9,814	10,116
Investment in bank subsidiary	120,523	114,772
Other assets	159	69

Total assets	$132,566	$126,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$412	$191

Total liabilities	412	191

Stockholders’ Equity
Common stock	133	133
Additional paid in capital	126,864	126,695
Treasury stock at cost — 11,000 shares	(85)	—
Unearned ESOP shares	(9,380)	(9,806)
Accumulated other comprehensive loss	(5,590)	(6,645)
Retained earnings	20,212	16,171

Total stockholders’ equity	132,154	126,548

Total liabilities and stockholders’ equity	$132,566	$126,739

Condensed Statements of Income

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Income:
Interest income from bank subsidiary	$327	$338	$611

Total income	327	338	611

Expense:
Interest expense	—	—	28
Legal expense	45	207	249
Investor relations expense	31	68	99
Audit and consulting fees	243	8	51
Subscriptions and publications	83	68	29
Other non-interest expenses	21	13	15

Total expense	423	364	471

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiaries	(96)	(26)	140
Income tax expense (benefit)	(29)	(27)	64

Income before equity in undistributed net income (loss) of subsidiaries	(67)	1	76
Equity in undistributed net income (loss) of bank subsidiary	4,108	(17,902)	(42,567)

Net income (loss)	$4,041	$(17,901)	$(42,491)

Condensed Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,041	$(17,901)	$(42,491)
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income (loss) of bank subsidiary	(4,108)	17,902	42,567
Stock-based compensation expense	8	—	—
Change in other assets and other liabilities, net	130	60	61

Net cash provided by operating activities	71	61	137

Cash flows from investing activities:
Capital contribution to bank subsidiary	—	—	(115,034)
Loan to ESOP to finance purchase of shares	—	—	(10,658)
Repayment of ESOP loan	302	294	248
Purchase of Treasury Stock	(85)	—	—

Net cash provided by (used in) investing activities	217	294	(125,444)

Cash flows from financing activities:
Issuance of common stock related to initial public offering	—	—	126,734

Net cash provided by financing activities	—	—	126,734

Net increase in cash and cash equivalents	288	355	1,427
Cash and cash equivalents at beginning of year	1,782	1,427	—

Cash and cash equivalents at end of year	$2,070	$1,782	$1,427

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
NOTE 19 — SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,				Year Ended December 31,
	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands)				(in thousands)

Interest income	$12,220	$12,655	$12,829	$12,565	$13,189	$13,409	$13,992	$13,943
Interest expense	3,277	3,558	3,736	3,968	4,260	4,487	5,074	5,207

Net interest income	8,943	9,097	9,093	8,597	8,929	8,922	8,918	8,736
Provision for loan losses	2,844	2,700	1,708	244	785	9,765	1,864	745

Net interest income (expense) after provision for loan losses	6,099	6,397	7,385	8,353	8,144	(843)	7,054	7,991
Non-interest income (expense)	1,886	1,388	732	(1,155)	908	888	(431)	(433)
Non-interest expense	7,123	6,899	7,418	7,094	7,822	6,609	6,653	8,084

Income (loss) before income taxes	862	886	699	104	1,230	(6,564)	(30)	(526)
Income tax expense (benefit)	—	(959)	—	(531)	—	12,571	(133)	(427)

Net income (loss)	$862	$1,845	$699	$635	$1,230	$(19,135)	$103	$(99)

	Year Ended December 31,
	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands)

Interest income	$14,471	$15,154	$15,048	$13,454
Interest expense	5,664	6,084	6,288	6,217

Net interest income	8,807	9,070	8,760	7,237
Provision for loan losses	6,860	1,308	558	283

Net interest income after provision for loan losses	1,947	7,762	8,202	6,954
Non-interest income	(11,997)	(870)	975	1,099
Non-interest expense	38,251	6,722	7,470	12,274

Income (loss) before income taxes	(48,301)	170	1,707	(4,221)
Income tax expense (benefit)	(6,125)	(424)	370	(1,975)

Net income	$(42,176)	$594	$1,337	$(2,246)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Robert J. Boyer (3)

10.3	Employment Agreement for Michael D. Devlin (4)

10.4	Change in Control Agreement for Guy Hackney (4)

10.5	Change in Control Agreement for James McGowan, Jr. (4)

10.6	Change in Control Agreement for Michele Pollack (4)

10.7	Change in Control Agreement for Donald Dodson (4)

10.8	Form of Director Retirement Plan (1)

10.9	2008 Equity Incentive Plan (5)

14	Code of Ethics (6)

21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP

23.2	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc.. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

(3)	Incorporated by reference to the Company’s Current Report filed on November 4, 2010, indicating that such agreement would not be renewed.

(4)	Incorporated by reference to the Company’s Current Report filed on October 6, 2010.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.