Form 10-Q
period 2011-03-31
Cape Bancorp, Inc.
filed 2011-05-04
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 4, 2011 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Income for the Three Months Ended March 31, 2011 and March 31, 2010 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2010 and Three Months Ended March 31, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

Part II. Other Information

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults upon Senior Securities	44

Item 4. (Reserved)	44

Item 5. Other Information	44

Item 6. Exhibits	45

Signature Page	46

Exhibit 31.1
Exhibit 31.2
Exhibit 32

Item 1.	Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash & due from financial institutions	$11,590	$10,181
Interest-bearing bank balances	14,926	4,816

Cash and cash equivalents	26,516	14,997
Interest-bearing time deposits	9,612	9,361
Investment securities available for sale, at fair value (amortized cost of $156,296 and $165,877 respectively)	148,546	157,407
Loans held for sale	947	1,224
Loans, net of allowance of $13,032 and $12,538 respectively	764,685	772,318
Accrued interest receivable	4,088	4,029
Premises and equipment, net	24,883	25,212
Other real estate owned	3,981	3,255
Federal Home Loan Bank (FHLB) stock, at cost	8,028	8,721
Prepaid FDIC insurance premium	2,902	3,195
Deferred income taxes	13,725	6,054
Bank owned life insurance (BOLI)	28,499	28,252
Goodwill	22,575	22,575
Intangible assets, net	417	445
Assets held for sale	—	479
Other assets	2,235	3,518

Total assets	$1,061,639	$1,061,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$70,505	$68,267
Interest-bearing deposits	690,459	684,801
Borrowings	154,238	169,637
Advances from borrowers for taxes and insurance	608	554
Accrued interest payable	580	714
Other liabilities	4,145	4,915

Total liabilities	920,535	928,888

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,324,521 shares; outstanding 13,313,521 shares	133	133
Additional paid-in capital	126,989	126,864
Treasury stock at cost — 11,000 shares	(85)	(85)
Unearned ESOP shares	(9,274)	(9,380)
Accumulated other comprehensive loss, net	(5,115)	(5,590)
Retained earnings	28,456	20,212

Total stockholders’ equity	141,104	132,154

Total liabilities & stockholders’ equity	$1,061,639	$1,061,042

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31,
	2011	2010
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$10,835	$11,606
Interest and dividends on investments
Taxable	636	—
Tax-exempt	233	314
Interest on mortgage-backed securities	408	645

Total interest income	12,112	12,565

Interest expense:
Interest on deposits	1,672	2,381
Interest on borrowings	1,354	1,587

Total interest expense	3,026	3,968

Net interest income before provision for loan losses	9,086	8,597
Provision for loan losses	2,400	244

Net interest income after provision for loan losses	6,686	8,353

Non-interest income:
Service fees	828	763
Net gains on sale of loans	42	12
Net income from BOLI	247	252
Net rental income	61	58
Gain on sale of investment securities held for sale, net	148	—
Net gain (loss) on sale of OREO	63	265
Other	78	66
Gross other-than-temporary impairment losses	305	(2,422)
Less: Portion of loss recognized in other comprehensive income	(516)	(149)

Net other-than-temporary impairment losses	(211)	(2,571)

Total non-interest income	1,256	(1,155)

Non-interest expense:
Salaries and employee benefits	3,721	3,559
Occupancy and equipment	848	1,030
Federal insurance premiums	313	320
Data processing	323	314
Loan related expenses	286	218
Advertising	99	95
Telecommunications	240	233
Professional services	200	202
OREO expenses	105	308
Other operating	983	815

Total non-interest expense	7,118	7,094

Income before income taxes	824	104
Income tax expense (benefit)	(7,420)	(531)

Net income	$8,244	$635

Earnings per share (see Note 10):
Basic	$0.67	$0.05
Diluted	$0.67	$0.05

Weighted average number of shares outstanding:
Basic	12,393,888	12,338,966
Diluted	12,396,463	12,338,966
See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2010 and three months ended March 31, 2011
(unaudited)

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)

Balance, December 31, 2009	$133	$126,695	$—	$(9,806)	$(6,645)	$16,171	$126,548

Net income	—	—	—	—	—	4,041	4,041

Stock option compensation expense	—	268	—	—	—	—	268

Restricted stock compensation expense	—	8	—	—	—	—	8

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	1,055	—	1,055

Total comprehensive income							5,372

Common stock repurchased — 11,000 shares	—	—	(85)	—	—	—	(85)

ESOP shares earned	—	(107)	—	426	—	—	319

Balance, December 31, 2010	133	126,864	(85)	(9,380)	(5,590)	20,212	132,154

Net income	—	—	—	—	—	8,244	8,244

Stock option compensation expense	—	124	—	—	—		124

Restricted stock compensation expense	—	4	—	—	—		4

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	475	—	475

Total comprehensive income							8,847

ESOP shares earned	—	(3)	—	106	—	—	103

Balance, March 31, 2011	$133	$126,989	$(85)	$(9,274)	$(5,115)	$28,456	$141,104

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$8,244	$635
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,400	244
Net gain on the sale of loans	(42)	(12)
Net gain on the sale of other real estate owned	(63)	(265)
Write-down of other real estate owned	47	184
Loss on impairment of securities	211	2,571
Net gain on sale of investments	(148)	—
Earnings on BOLI	(247)	(252)
Origination of loans held for sale	(3,154)	(1,479)
Proceeds from sales of loans	3,431	818
Depreciation and amortization	413	502
ESOP and stock-based compensation expense	231	72
Deferred income taxes	(7,915)	(1,173)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(59)	623
Other assets	2,052	15
Accrued interest payable	(134)	(83)
Other liabilities	(770)	377

Net cash provided by operating activities	4,497	2,777

Cash flows from investing activities
Proceeds from sales of AFS securities	10,166	—
Proceeds from calls, maturities, and principal repayments of AFS securities	17,812	22,069
Purchases of AFS securities	(18,432)	(22,383)
Redemption of Federal Home Loan Bank stock	693	1,481
Proceeds from sale of other real estate owned	946	2,868
Increase in interest-bearing time deposits	(251)	(951)
Decrease in loans, net	3,541	4,932
Purchase of property and equipment, net	(6)	(16)

Net cash provided by investing activities	14,469	8,000

Cash flows from financing activities
Net increase in deposits	7,899	30,016
Increase in advances from borrowers for taxes and insurance	54	11
Increase in long-term borrowings	10,000	—
Repayments of long-term borrowings	(20,000)	(25,000)
Net change in short-term borrowings	(5,400)	(7,900)

Net cash used in financing activities	(7,447)	(2,873)

Net increase in cash and cash equivalents	11,519	7,904
Cash and cash equivalents at beginning of period	14,997	13,513

Cash and cash equivalents at end of period	$26,516	$21,417

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$3,161	$4,051
Income taxes, net of refunds	$—	$—
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	$1,655	$484
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
Cape Bank (“Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its sixteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey and a loan production office in Burlington County (opened in February 2011). The Bank received regulatory approval for the closing of one branch in Cape May County which was effective as of the close of business February 4, 2011.
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
The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended March 31, 2011 and 2010, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.
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
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $756,000 as of March 31, 2011, and $657,000 as of December 31, 2010, are included in these balances.
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
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the allowance for loan losses at March 31, 2011 was an impairment reserve for troubled debt restructurings (TDRs) in the amount of $418,000.

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
Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2011 will be performed in the fourth quarter.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. As of March 31, 2011, 127,809 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.
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
Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
Three months ended March 31, 2011
Unrealized holding gains arising during the period	$140	$(47)	$93
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	516	(175)	341
Reclassification adjustment for gain on sale of AFS securities	(148)	50	(98)
Reclassification adjustment for credit related OTTI included in net income	211	(72)	139

Other comprehensive income, net	$719	$(244)	$475

Three months ended March 31, 2010
Unrealized holding gains arising during the period	$425	$(178)	$247
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	149	(51)	98
Reclassification adjustment for credit related OTTI included in net income	2,571	(874)	1,697

Other comprehensive income, net	$3,145	$(1,103)	$2,042

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
Effect of Newly Issued Accounting Standards:
In December 2010, the FASB issued (ASU) 2010-28 Intangibles—Goodwill and Other (Topic 350) covering when to perform step 2 of the Goodwill Impairment Test for reporting units with zero or negative carrying amounts. This Update is intended to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts as these entities will be required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this Update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-28.
In December 2010, the FASB issued (ASU) 2010-29 Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations. This Update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-29.
In January 2011, the FASB issued (ASU) 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The amendments in this Update delay the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods ending after June 15, 2011. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2011-01.
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2011
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$65,475	$13	$(957)	$64,531
Municipal bonds	24,728	439	(635)	24,532
Collateralized debt obligations	9,518	—	(7,369)	2,149
Corporate bonds	16,376	69	(48)	16,397

Total debt securities	$116,097	$521	$(9,009)	$107,609

Mortgage-backed securities
GNMA pass-through certificates	$2,290	$53	$—	$2,343
FHLMC pass-through certificates	3,081	128	—	3,209
FNMA pass-through certificates	10,835	491	(52)	11,274
Collateralized mortgage obligations	23,993	236	(118)	24,111

Total mortgage-backed securities	$40,199	$908	$(170)	$40,937

Total securities available for sale	$156,296	$1,429	$(9,179)	$148,546

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2010
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$72,470	$52	$(787)	$71,735
Municipal bonds	25,811	456	(861)	25,406
Collateralized debt obligations	9,715	—	(8,581)	1,134
Corporate bonds	17,994	187	(46)	18,135

Total debt securities	$125,990	$695	$(10,275)	$116,410

Mortgage-backed securities
GNMA pass-through certificates	$2,318	$50	$—	$2,368
FHLMC pass-through certificates	3,299	134	—	3,433
FNMA pass-through certificates	16,542	765	(41)	17,266
Collateralized mortgage obligations	17,728	309	(107)	17,930

Total mortgage-backed securities	$39,887	$1,258	$(148)	$40,997

Total securities available for sale	$165,877	$1,953	$(10,423)	$157,407

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government and agency obligations	$57,518	$(957)	$—	$—	$57,518	$(957)
Municipal bonds	5,148	(73)	2,420	(562)	7,568	(635)
Corporate bonds	8,179	(48)	—	—	8,179	(48)
Collateralized debt obligations	20	(366)	2,129	(7,003)	2,149	(7,369)
Mortgage-backed securities	13,751	(170)	14	(0)	13,765	(170)

Total temporarily impaired investment securities	$84,616	$(1,614)	$4,563	$(7,565)	$89,179	$(9,179)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government and agency obligations	$52,688	$(787)	$—	$—	$52,688	$(787)
Municipal bonds	6,853	(220)	2,916	(641)	9,769	(861)
Corporate bonds	9,427	(46)	—	—	9,427	(46)
Collateralized debt obligations	35	(364)	1,099	(8,217)	1,134	(8,581)
Mortgage-backed securities	6,675	(110)	3,140	(38)	9,815	(148)

Total temporarily impaired investment securities	$75,678	$(1,527)	$7,155	$(8,896)	$82,833	$(10,423)

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
At March 31, 2011, the Company’s investment securities portfolio consisted of 319 securities, 91 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 80.3% of the total gross unrealized losses at March 31, 2011. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.
As of March 31, 2011, the book value of our pooled trust preferred collateralized debt obligations totaled $9.5 million with an estimated fair value of $2.1 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of March 31, 2011, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 3.4% to 14.3% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of March 31, 2011:
Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$431	$92	$(339)	$(635)	Ca/C	23	39.90%	0.00%
PreTSL VI	1	Mezzanine	42	20	(22)	(16)	Ca/D	3	73.60%	0.00%
PreTSL XIX	1	Mezzanine	966	243	(723)	(614)	C/C	53	24.30%	0.00%
I-PreTSL I	2	Mezzanine	1,834	416	(1,418)	—	NR/CCC	16	17.40%	9.55%
I-PreTSL II	2	Mezzanine	2,717	624	(2,093)	—	NR/B	29	4.90%	14.33%
I-PreTSL III	3	Mezzanine	2,703	621	(2,082)	—	B2/CCC	24	11.20%	11.32%
I-PreTSL IV	1	Mezzanine	439	113	(326)	—	Ba2/CCC	29	11.60%	3.36%
MM Comm I	1	Mezzanine	386	20	(366)	(1,153)	NR/C	7	61.80%	0.00%

Total	13		$9,518	$2,149	$(7,369)	$(2,418)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities. The table above excludes 11 CDO securities which have been completely written-off and, therefore, have no book value. The recognized loss associated with these securities is $14.5 million.
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

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment (“OTTI”). As required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the three months ended March 31, 2011 of $211,000.
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
The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at March 31, 2011, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(in thousands)

Due within one year or less	$4,245	$4,269
Due after one year but within five years	86,882	86,199
Due after five years but within ten years	5,854	5,977
Due after ten years	19,116	11,164
Mortgage-backed securities	40,199	40,937

Total investment securities	$156,296	$148,546

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at March 31, 2011 and 2010 (in thousands):

	For the three months ended March 31,
	2011	2010
Beginning balance of cumulative credit losses on CDO securities	$(16,918)	$(13,493)
Additional credit losses for which other than temporary impairment was previously recognized	(211)	(2,571)

Ending balance of cumulative credit losses on CDO securities, March 31, 2011	$(17,129)	$(16,064)

NOTE 4 — LOANS RECEIVABLE
Loans receivable consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)

Commercial mortgage	$408,389	$413,487
Residential mortgage	257,550	258,047
Construction	14,228	15,191
Home equity loans and lines of credit	47,436	47,875
Commercial business loans	49,063	48,223
Other consumer loans	1,277	2,207

Loans receivable, gross	777,943	785,030

Less:
Allowance for loan losses	13,032	12,538
Deferred loan fees	226	174

Loans receivable, net	$764,685	$772,318

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)

Balance at beginning of period	$12,538	$13,311
Provisions charged to operations	2,400	244
Charge-offs	(1,943)	(2,164)
Recoveries	37	485

Balance at end of period	$13,032	$11,876

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2011:

	At or for the three months ended March 31, 2011
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(1,051)	(86)	(606)	—	(83)	(90)	(27)	—	(1,943)
Recoveries	16	—	5	5	—	—	11	—	37
Provision for loan losses	836	93	729	505	132	114	11	(20)	2,400

Balance at end of period	$9,316	$91	$864	$974	$910	$219	$8	$650	$13,032

(1)	includes commercial lines of credit

Impaired loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Non-accrual loans (1)	$41,565	$40,827
Loans delinquent greater than 90 days and still accruing	2,067	2,639
Troubled debt restructured loans	8,163	7,732
Loans less than 90 days and still accruing	7,852	8,514

Total impaired loans	$59,647	$59,712

(1)	includes non-accruing TDRs paying in accordance with restructured terms totaling $11.6 million at March 31, 2011 and $11.8 million at December 31, 2010.

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(in thousands)
Average recorded investment of impaired loans	$61,242	$39,889
Interest income recognized during impairment	$251	$94
Cash basis interest income recognized	$149	$119
At March 31, 2011, non-performing loans had a principal balance of $43.6 million compared to $43.5 million at December 31, 2010. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $2.1 million at March 31, 2011 and $2.6 million at December 31, 2010.

The following table presents impaired loans at March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$21,658	$21,879	$3,293	$19,106	$170
Commercial secured by other	—	—	—	—	—
Construction	3,398	3,398	719	3,398	16
Other commercial	900	900	550	900	—
Residential mortgage	147	191	17	147	—
Home equity loans and lines of credit	200	200	52	200	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with a related allowance	$26,303	$26,568	$4,631	$23,751	$186

Impaired loans with no related allowance
Commercial secured by real estate	$20,335	$25,680	$—	$23,801	$21
Commercial secured by other	—	—	—	—	—
Construction	3,299	5,709	—	3,827	—
Other commercial	3,410	4,272	—	3,469	—
Residential mortgage	5,985	6,457	—	6,028	37
Home equity loans and lines of credit	315	393	—	366	7
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with no related allowance	$33,344	$42,511	$—	$37,491	$65

Total impaired loans
Commercial secured by real estate	$41,993	$47,559	$3,293	$42,907	$191
Commercial secured by other	—	—	—	—	—
Construction	6,697	9,107	719	7,225	16
Other commercial	4,310	5,172	550	4,369	—
Residential mortgage	6,132	6,648	17	6,175	37
Home equity loans and lines of credit	515	593	52	566	7
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Total impaired loans	$59,647	$69,079	$4,631	$61,242	$251

The following table presents impaired loans at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)

Impaired loans with a related allowance
Commercial secured by real estate	$21,449	$21,689	$3,510	$21,826	$273
Commercial secured by other	—	—	—	—	—
Construction	4,966	4,966	603	4,623	—
Other commercial	2,223	2,249	67	2,166	—
Residential mortgage	619	663	19	183	5
Home equity loans and lines of credit	66	66	35	66	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with a related allowance	$29,323	$29,633	$4,234	$28,864	$278

Impaired loans with no related allowance
Commercial secured by real estate	$18,923	$24,426	$—	$20,999	$84
Commercial secured by other	86	411	—	337	—
Construction	3,980	6,671	—	2,790	—
Other commercial	2,162	3,398	—	2,362	—
Residential mortgage	4,508	4,903	—	4,600	21
Home equity loans and lines of credit	730	772	—	576	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with no related allowance	$30,389	$40,581	$—	$31,664	$105

Total impaired loans
Commercial secured by real estate	$40,372	$46,115	$3,510	$42,825	$357
Commercial secured by other	86	411	—	337	—
Construction	8,946	11,637	603	7,413	—
Other commercial	4,385	5,647	67	4,528	—
Residential mortgage	5,127	5,566	19	4,783	26
Home equity loans and lines of credit	796	838	35	642	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Total impaired loans	$59,712	$70,214	$4,234	$60,528	$383

The following table presents loans by past due status at March 31, 2011:

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
March 31, 2011	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual	Current	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$8,844	$5,831	$—	$14,675	$27,357	$366,357	$408,389
Residential mortgage	1,167	254	1,973	3,394	2,720	251,436	257,550
Construction	1,799	—	—	1,799	5,037	7,392	14,228
Home equity loans and lines of credit	106	98	94	298	421	46,717	47,436
Commercial business loans	914	74	—	988	6,030	42,045	49,063
Other consumer loans	16	—	—	16	—	1,261	1,277

Total	$12,846	$6,257	$2,067	$21,170	$41,565	$715,208	$777,943

The following table presents loans by past due status at December 31, 2010:

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
December 31, 2010	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual	Current	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$1,305	$94	$—	$1,399	$27,781	$384,307	$413,487
Residential mortgage	796	477	2,207	3,480	2,449	252,118	258,047
Construction	—	—	—	—	3,980	11,211	15,191
Home equity loans and lines of credit	164	103	432	699	363	46,813	47,875
Commercial business loans	—	—	—	—	6,254	41,969	48,223
Other consumer loans	—	16	—	16	—	2,191	2,207

Total	$2,265	$690	$2,639	$5,594	$40,827	$738,609	$785,030

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
The following table presents commercial loans by credit quality indicator at March 31, 2011.

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade
March 31, 2011	1-5	6	7	7.5	7.9	Total
	(in thousands)

Commercial secured by real estate	$344,488	$12,931	$17,188	$9,134	$35,303	$419,044
Commercial term loans	5,140	12	9	—	—	5,161
Construction	5,034	—	2,400	—	6,794	14,228
Other commercial	26,054	988	1,073	822	4,310	33,247

	$380,716	$13,931	$20,670	$9,956	$46,407	$471,680

The following table presents commercial loans by credit quality indicator at December 31, 2010.

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade
December 31, 2010	1-5	6	7	7.5	7.9	Total
	(in thousands)

Commercial secured by real estate	$348,166	$12,064	$23,720	$14,248	$26,730	$424,928
Commercial term loans	4,887	14	—	—	86	4,987
Construction	3,725	120	2,400	—	8,946	15,191
Other commercial	24,262	1,252	3,297	822	2,162	31,795

	$381,040	$13,450	$29,417	$15,070	$37,924	$476,901

The following table presents consumer loans by credit quality indicator at March 31, 2011.

		30-89 Days		Impaired
March 31, 2011	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$250,134	$1,421	$2,720	$3,275	$257,550
Home equity loans and lines of credit	46,717	204	421	94	47,436
Other consumer loans	1,261	16	—		1,277

Total consumer loans	$298,112	$1,641	$3,141	$3,369	$306,263

The following table presents consumer loans by credit quality indicator at December 31, 2010.

		30-89 Days		Impaired
December 31, 2010	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$252,118	$1,273	$2,449	$2,207	$258,047
Home equity loans and lines of credit	46,813	267	363	432	47,875
Other consumer loans	2,191	16	—	—	2,207

Total consumer loans	$301,122	$1,556	$2,812	$2,639	$308,129

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at March 31, 2011			at December 31, 2010
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$64,531	$—	$—	$71,735	$—
Municipal bonds	—	24,532	—	—	25,406	—
Collateralized debt obligations	—	—	2,149	—	—	1,134
Corporate bonds	—	16,397	—	—	18,135	—
Mortgage-backed securities	—	40,937	—	—	40,997	—

Total securities available for sale	$—	$146,397	$2,149	$—	$156,273	$1,134

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and March 31, 2010.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	(in thousands)
	Three months ended March 31,
	2011	2010
Beginning balance	$1,134	$1,456
Accretion of discount	14	56
Payments received	—	—
Unrealized holding gain (loss)	1,212	2,644
Other-than-temporary impairment included in earnings	(211)	(2,571)

Ending balance	$2,149	$1,585

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at March 31, 2011			at December 31, 2010
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans:
Commercial secured by real estate	$—	$26,397	$15,596	$—	$35,891	$4,481
Commercial secured by other	—	—	—	—	86	—
Construction	—	3,934	2,763	—	8,657	289
Other commercial	—	1,674	2,636	—	3,947	438
Residential mortgage	—	5,820	312	—	5,127	—
Home equity loans	—	515	—	—	796	—

Total impaired loans	$—	$38,340	$21,307	$—	$54,504	$5,208

Other real estate owned:
Commercial	$—	$2,976	$—	$—	$2,257	$—
Residential mortgage	—	1,005	—	—	998	—

Total other real estate owned	$—	$3,981	$—	$—	$3,255	$—

Loans held for sale	$—	$947	$—	$—	$1,224	$—
Assets held for sale	$—	$—	$—	$—	$479	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$417	$—	$—	$445
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

	At March 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$26,516	$26,516	$14,997	$14,997
Interest-bearing time deposits	$9,602	$9,675	$9,361	$9,440
Investment securities	$148,546	$148,546	$157,407	$157,407
Loans held for sale	$947	$947	$1,224	$1,224
Loans receivable	$764,685	$772,794	$772,318	$780,277
FHLB Stock	$8,028	$8,028	$8,721	$8,721
Bank owned life insurance	$28,499	$28,499	$28,252	$28,252
Accrued interest receivable	$4,088	$4,088	$4,029	$4,029

Liabilities
Savings deposits	$83,730	$83,730	$84,312	$84,312
NOW, checking and MMDA deposits	$352,911	$352,911	$361,973	$361,973
Certificates of deposit	$324,323	$327,180	$306,783	$309,897
Borrowings	$154,238	$158,369	$169,637	$174,553
Accrued interest payable	$580	$580	$714	$714
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED
At March 31, 2011, other real estate owned (OREO) totaled $4.0 million, net of an allowance for losses of $277,000, and consisted of three residential properties and eight commercial properties. At December 31, 2010, OREO totaled $3.3 million, net of an allowance for losses of $305,000, and consisted of three residential and eight commercial properties.
For the three months ended March 31, 2011, the Company sold four commercial OREO properties and one residential OREO property with an aggregate carrying value totaling $928,000. The Company recorded net gains on the sale of OREO of $63,000 in the first quarter of 2011 compared to net gains of $265,000 recorded in the first quarter of 2010. Also, during the current quarter, the Company added four commercial properties and one residential property to OREO with aggregate carrying values of $1.6 million and $100,000, respectively.
Net expenses applicable to OREO were $34,000 for the three month period ending March 31, 2011, which included a provision for losses on OREO of $47,000 and net gains on the sale of OREO of $63,000. For the three months ended March 31, 2010, net expenses applicable to OREO of $43,000 included net gains on the sale of OREO of $265,000 and a provision for losses on OREO totaling $184,000. As of the date of this filing, the Company has agreements of sale for three OREO properties with an aggregate carrying value totaling $1.4 million.
NOTE 7— DEPOSITS
Deposits are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Savings accounts	$83,730	$84,312
NOW accounts and money market funds	282,407	293,706
Non-interest bearing checking	70,504	68,267
Certificates of deposit of less than $100,000	171,422	170,524
Certificates of deposit of $100,000 or more	152,901	136,259

	$760,964	$753,068

NOTE 8 — INCOME TAXES
Income tax benefit for the three months ended March 31, 2011 was primarily impacted by the reversal of $7.7 million of the deferred tax asset valuation allowance. The balance of the valuation allowance remaining after the reduction was approximately $6.1 million as of March 31, 2011. The release of the valuation allowance was based on a pattern of earnings exhibited by the Company over the most recent 6 quarters, projected future taxable income and the recently announced business planning strategy which would result in the recognition of a capital gain. Based on these factors management has determined that it is more likely than not that a greater portion of its deferred tax assets are realizable and has adjusted the valuation allowance accordingly.

	For the three months ended March 31,
Income taxes	2011	2010
Pre-tax income	$824	$104
Income tax benefit	$(7,420)	$(531)
For more information about our income taxes, read Note 11, “Income Taxes,” in our 2010 Annual Report to Shareholders.

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
Stock option activity for the three months ended March 31, 2011 was as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life
Outstanding at January 1, 2011	763,600	$7.30	—
Granted	—	—	—
Forfeited	(10,000)	$7.27	—

Outstanding at March 31, 2011	753,600	$7.30	9.2 years

Exercisable at March 31, 2011	—	$—	—

Aggregate Intrinsic Value at March 31, 2011	—

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

Restricted stock activity for the three months ended March 31, 2011 was as follows:

	Restricted	Weighted Average
	Common	Fair Value at
	Shares	Grant Date
Outstanding at January 1, 2011	11,000	$7.68
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2011	11,000	$7.68

At March 31, 2011, unrecognized compensation costs on unvested stock options and restricted stock awards was $2.2 million which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three months ended March 31, 2011 was as follows. There was no stock-based compensation expense for the three month period ended March 31, 2010.

Three months ended
March 31, 2011
(in thousands)
Compensation expense:
Common stock options	$124
Restricted common stock	4

Total compensation expense	128
Tax benefit	3

Net income effect	$125

At March 31, 2011, 753,600 options were outstanding, leaving 567,752 options available to be issued. As of March 31, 2011, based on the option agreements, there were no vested or exercisable options.
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
As of March 31, 2011, options to purchase 753,600 shares were outstanding, and accordingly, were included in determining diluted earnings per common share. In addition, 11,000 shares of restricted stock were outstanding and included in the earnings per share calculation. There were no options or restricted stock outstanding in the comparable 2010 period. The following is the calculation of basic earnings per share for the three months ended March 31, 2011 and March 31, 2010.

	Three months ended March 31,
	2011	2010
	(in thousands, except share data)

Net income	$8,244	$635

Weighted average shares outstanding	12,393,888	12,338,966
Basic earnings per share	$0.67	$0.05
Diluted weighted average shares outstanding	12,396,463	12,338,966
Diluted basic earnings per share	$0.67	$0.05
NOTE 11 — SALE OF BANK PREMISES
On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, NJ. The Company will lease back the portion of the complex it currently occupies. The sale is subject to customary closing conditions and is anticipated to occur in the second quarter of 2011. The sale price is $7.2 million with a book value of approximately $3.7 million as of March 31, 2011. The Company anticipates a pre-tax gain of approximately $3.2 million after all costs are recorded. The gain will be recorded over the initial three-year lease term.

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
At March 31, 2011, the Company had total assets of $1.062 billion compared to $1.061 billion at December 31, 2010. For the three months ended March 31, 2011 and 2010, the Company had total revenues of $13.4 million and $11.4 million, respectively. Net income for the three months ended March 31, 2011, totaled $8.2 million compared to net income of $635,000 for the three months ended March 31, 2010.
Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and 15 branch offices located in Atlantic and Cape May Counties, New Jersey and a loan production office (opened in February 2011) located in Burlington County, New Jersey. The Bank received regulatory approval for the closing of two branches in Cape May County, which were effective on December 3, 2010 and February 4, 2011. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At March 31, 2011, 93.1% of our loan portfolio was secured by real estate and over 60.6% of our portfolio was commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey. The Company opened a loan production office in Burlington County, New Jersey in February 2011. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness throughout 2010 in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity. Non-performing loans as a percentage of total loans increased to 5.61% at March 31, 2011 from 5.54% at December 31, 2010. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets increased to 4.55% at March 31, 2011 from 4.41% at December 31, 2010. The ratio of our allowance for loan losses to total loans increased to 1.68% at March 31, 2011 from 1.60% at December 31, 2010. Loan charge-offs were $1.9 million for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010. Of the $1.9 million of loans charged-off during the current period, $2.0 million were fully reserved for as of December 31, 2010. Our total loan portfolio decreased from $784.8 million at December 31, 2010 to $777.7 million at March 31, 2011, as a result of the $1.9 million in charge-offs, transfers to OREO of $1.7 million, payoffs and normal amortization. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $7.9 million from $753.1 million at December 31, 2010 to $761.0 at March 31, 2011. Increases in certificates of deposit of $17.5 million and non-interest bearing checking accounts of $2.2 million more than offset a decline in NOW and money market accounts of $11.3 million.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At March 31, 2011, our retail market area primarily included the area surrounding our 16 offices located in Cape May and Atlantic Counties, New Jersey. In addition, the Company opened a loan production office in Burlington County, New Jersey in February 2011.
During the remainder of 2011, Cape Bank will continue to emphasize the following:
1)	Managing our credit underwriting and administration through the economic recovery.
2)	Managing non-performing assets to performing status or disposal.
3)	Managing net interest income and interest rate risk in an uncertain rate environment.
Managing our credit underwriting and administration through the economic recovery:
Based on our experience during the credit crisis and economic downturn, we have taken steps to improve our credit underwriting and administration. Changes in the Commercial Loan and Credit Departments were significant during the latter part of 2010 as each of our new Chief Lending Officer (CLO) and Chief Credit Officer (CCO) had the opportunity to introduce their new approaches and credit culture. The CLO has undertaken and completed a review of all credit files to update and reanalyze the credits. The CCO has taken over the active management of all credits that are rated “Substandard.”
In the third quarter of 2010, the new CLO and CCO undertook a reassessment of the Bank’s loan risk rating system. This has led to the adoption of a more traditional approach to credit rating and the categorization of more loans as “Classified.”
The Bank also has a “Watch List” meeting two months every quarter to review criticized loans over $500 thousand, in addition to a quarterly report to the Board of Directors.
The CLO has introduced a more rigorous program of external credit training and has actively mentored our relationship managers. The training has inculcated the cash flow approach to the credit culture and created a more uniform approach to credit presentations to the Management Loan Committee, the Director’s Loan Committee and the Board of Directors.
Beginning in 2009, the Bank has continued to de-emphasize extensions of credit to both the hospitality and restaurant industries. The current loan portfolio has high concentrations in both segments which have experienced considerable weakness during the economic downturn.
For 2011, we anticipate a gradual decrease in the amount of problem assets based on improvement of national and local economic trends, including the local unemployment rate declining, residential building permits leveling off and the economic activity occurring in the Atlantic City area related to casinos. The Bank’s local market has had specific economic development with the Revel Casino hotel obtaining permanent financing with expected completion by the summer of 2012. It is anticipated that this construction project may produce approximately 2,000 jobs and the finished project may result in approximately 5,500 jobs within the Bank’s market area.

Loan demand within our market area is expected to remain moderate during 2011. Median home sales prices in Atlantic County declined from 2009 to 2010 by 5.3% while in Cape May County the median home sales price increased by 13.1% for the same period. The number of home sales in both counties decreased from the third quarter of 2009 compared to the third quarter of 2010. Additionally, we have been able to sell some of our other real estate owned properties, which may indicate that potential purchasers believe that market values are not likely to decrease further.
Managing non-performing assets to performing status or disposal:
Our non-performing assets began to increase in 2008, and continued to increase through 2010 and into 2011. The deterioration in our local real estate market began during the first quarter of 2008 and continued to decline through 2009. Median home sales prices are mixed within our market area as noted previously. Residential building permits for Atlantic and Cape May Counties have leveled off for both Atlantic and Cape May Counties in 2010 at 2009 levels, although still below 2008 levels, which may be an indication that a floor has been reached. Unemployment has also affected non-performing assets and has increased from December 2008 to December 2010 in both Atlantic and Cape May Counties by 31% and 10% respectively, although the unemployment rate did decline in such counties from 2009 to 2010. These negative economic trends have contributed to a significant increase in non-performing assets from $3.95 million at December 31, 2007 to $48.0 million at March 31, 2011. This increase was affected by the sustained national recession and by the significant increase in our total loan portfolio during the period. The ratio of our allowance for loan losses to non-performing loans decreased from 102.85% in 2007 to 29.87% at March 31, 2011; net charge-offs to average loans increased from 0.06% in 2007 to 0.97% for the first quarter 2011; impaired loans increased from $4.0 million in 2007 to $59.6 million at March 31, 2011; and delinquent loans increased from $15.7 million at December 31, 2007 to $48.1 million at March 31, 2011. Delinquent loans also increased in number during this same time period.
Management has given significant attention to these assets over the past year, including adding experienced staff, and has developed processes to actively manage delinquencies from their inception at 15 days delinquent to their resolution, either through charge-off or foreclosure or working with borrowers to bring their loans current. Our approach is to identify impaired loans, determine the loss amount if any, and recognize the appropriate loss at that time.
Reducing the level of non-performing assets during 2011 will improve our results of operations by converting non-earning assets to earning assets and reducing the expense of managing non-performing assets, which will benefit our interest income, net interest margin and net income. While loan demand is expected to remain moderate during 2011, there is some evidence that continued economic deterioration may have leveled off or slightly improved during the fourth quarter of 2010 through the beginning of 2011. Moreover, residential building permits have stabilized and unemployment within Atlantic and Cape May Counties did decline from 2009 to 2010 by 10.1% and 19.5% respectively.
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
2011 Overview
Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 13.9% and 17.0% respectively as of February 2011. Median home sales prices have declined in Atlantic County but increased in Cape May County when comparing Q3 2009 to Q3 2010, while residential building permits, which have been declining since 2008, have leveled off in both counties from 2009 to 2010.
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

Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May Counties was 13.9% and 17.0%, respectively, as of February 2011, which while still higher than the New Jersey or national levels, they are 2.1% and 3.4% lower, respectively, than February 2010. As of August 2010, unemployment in Atlantic and Cape May Counties was 11.5% and 7.3% respectively, an improvement from August of 2009 of 2.5% and 3.9%, respectively. These rates were favorably influenced by the summer season. Home sales prices have declined in both counties from 2008 to 2009, sales volume showed improvement year-over-year for the first half of 2010, but did decline during the third quarter of 2010. Median sale prices improved during 2010 in both Atlantic and Cape May counties from the prior twelve month period ended September 30, 2010. Seasonal businesses enjoyed a very good season with the weather providing ideal conditions. Local lodging facilities based on the barrier islands appear to have had a strong 2010 season with little indication of discounting needed to keep hotels fully occupied. Seasonal merchants have indicated a better season in 2010 than in 2009, however not as strong a result as the crowds may have implied. Early indications from local lodging owners indicate a stronger pre-booking season in 2011 than experienced in 2010.
During the past two and a half years the Bank’s yield curve has steepened as rates tied to the prime rate have decreased as the Federal Reserve has decreased the targeted Fed Funds Rate from a high of 5.25% in 2007 to its current low of 0.25%. Mid and long-term rates have remained in a tighter range than short-term rates during the past two years. As the yield curve steepened during the past two and a half years, our net interest margin increased; although we incurred a loss in both 2008 and 2009, we recorded net income of $4.0 million for the twelve month period ended December 31, 2010 and $8.2 million for the three-month period ended March 31, 2011. The losses incurred in 2008 and 2009 were primarily the result of expenses related to OTTI, goodwill impairment, provision for loan losses and a deferred tax asset valuation allowance. These items and others are discussed in more detail later in this report.
The Bank’s net interest margin for the twelve month period ended December 31, 2008, 2009 and 2010 was 3.48%, 3.54% & 3.66%, respectively. For the three-month period ended March 31, 2011, the Bank’s net interest margin was 3.78%. This improvement is the result of our cost of funds declining 140 basis points offset in part by the yield on our earning assets declining 94 basis points from 2008 to March 31, 2011. During the period from 2008 to March 31, 2011 our yield curve steepened as a result of short-term rates dropping consistent with the decline in the Fed Funds rate. Commercial loans tied to the prime rate were affected most significantly during this period of declining short-term interest rates. The cost of funds during the same period dropped significantly in conjunction with the decrease in the Fed Funds Rate. Borrowing rates at the FHLB of NY declined during this time and our average FHLB borrowing costs decreased from 3.40% in 2008 to 3.23% for the three month period ended March 31, 2011. In addition, average certificates of deposit costs decreased from 3.55% in 2008 to 1.53% for the three month period ended March 31, 2011.
The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefited the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2010 and the three month period ended March 31, 2011. We do not expect to continue to benefit significantly from the downward repricing of our liabilities during the remainder of 2011; however we do expect our net interest margin to be maintained at or near its current level. The full positive impact of the variable yield curve has been mitigated by the significant increase in our non-performing loans and assets, which has reduced our net interest income.
The anticipated increase in market interest rates, driven by the target Fed Funds rate set by the Federal Reserve, would cause compression in the Bank’s net interest margin. The magnitude of this potential change is discussed in more detail in Item 3—Quantitative and Qualitative Disclosures About Market Risk.
For the remainder of 2011, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing prudent loan underwriting practices, which we believe are appropriate in the current market.
The recognition of goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with non-performing assets expected to remain stable and continued earnings, additional goodwill impairment is not probable.
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
At March 31, 2011, the Company’s total assets were $1.062 billion, an increase of $597,000 from the December 31, 2010 level of $1.061 billion.
Cash and cash equivalents increased $11.5 million, or 76.8%, to $26.5 million at March 31, 2011 from $15.0 million at December 31, 2010. The majority of this increase is attributable to higher interest-bearing cash balances due to proceeds from maturities and sales of investment securities that had not been completely reinvested by March 31, 2011.

Interest-bearing deposits increased to $9.6 million at March 31, 2011 from $9.4 million at December 31, 2010, an increase of $241,000 or 2.6%. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.
Total loans decreased to $777.7 million at March 31, 2011 from $784.8 million at December 31, 2010, a decrease of $7.1 million or 0.91%. Net loans decreased $7.6 million, net of an increase in the allowance for loan losses of $494,000. Delinquent loans increased $13.4 million to $48.1 million or 6.18% of total gross loans at March 31, 2011 from $34.7 million, or 4.43% of total gross loans at December 31, 2010. Total delinquent loans by portfolio at March 31, 2011 were $41.2 million of commercial mortgage and commercial business loans, $6.1 million of residential mortgage loans and $715,000 of consumer loans. At March 31, 2011, delinquent loan balances by number of days delinquent were: 31 to 59 days — $12.8 million; 60 to 89 days — $6.3 million; and 90 days and greater — $29.0 million. The increase in delinquencies is primarily attributable to borrowers who have commercial real estate investments and are experiencing reduced cash flows due to the current economic environment. These loans have been previously past due at times, but are continuing to make payments, albeit slower than in recent quarters. Our Special Assets group is actively managing these credits.
At March 31, 2011, the Company had $43.6 million in non-performing loans or 5.61% of total gross loans, an increase of $86,000 from $43.5 million, or 5.61% of total gross loans at December 31, 2010. At March 31, 2011, non-performing loans by loan portfolio category were as follows: $38.4 million of commercial loans, $4.7 million of residential mortgage loans, and $495,000 of consumer loans. Of these stated delinquencies, the Company had $2.1 million of loans that were 90 days or more delinquent and still accruing (12 residential mortgage loans for $2.0 million and 3 consumer loans for $94,000). These loans are well secured and we anticipate no losses will be incurred.
At March 31, 2011, commercial non-performing loans had collateral type concentrations of $12.1 million (10 loans or 32%) secured by B&B and hotels, $11.2 million (23 loans or 29%) secured by commercial buildings and equipment, $5.7 million (21 loans or 15%) secured by residential, duplex and multi-family properties, $4.9 million (10 loans or 13%) secured by restaurant properties, $2.8 million (9 loans or 7%) secured by land and building lots, $843,000 (5 loans or 2%) secured by retail stores, and $646,000 (2 loans or 2%) secured by marina properties. The three largest commercial non-performing loans are $11.6 million, $4.1 million, and $2.8 million.
We believe we have appropriately charged-off or established adequate loss reserves on problem loans that we have identified. For the remainder of 2011, we anticipate a gradual decrease in the amount of problem assets. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities decreased $8.9 million, or 5.63%, to $148.5 million at March 31, 2011 from $157.4 million at December 31, 2010. At March 31, 2011 and December 31, 2010 all of the Company’s investment securities were classified as available-for-sale (AFS). The decrease in the portfolio is primarily due to the sale of approximately $10.0 million in corporate bonds, MBS, and municipal bond securities, which occurred in the month of March and resulted in a net gain of $148,000. Most of the proceeds had not been reinvested as of March 31, 2011. Included in the security sales were 2 securities (a private label CMO and a zero coupon municipal bond) which had indications of potential credit losses in the first quarter of 2011. These factors were not apparent at December 31, 2010. The securities were sold for a combined loss of $261,000. Management decided to sell the securities rather than to weather future volatility and risk the increasing likelihood of OTTI. The Company also experienced additional OTTI related to its CDO portfolio during the current quarter. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. At March 31, 2011, these securities had a cost basis of $9.5 million and a fair market value of $2.1 million. For the three-month period ended March 31, 2011, the Company recorded a $211,000 charge to earnings related to the credit loss portion of impairment.
At March 31, 2011, other real estate owned (OREO) totaled $4.0 million, net of an allowance for losses of $277,000, and consisted of three residential properties and eight commercial properties. At December 31, 2010, OREO totaled $3.3 million, net of an allowance for losses of $305,000 and consisted of three residential and eight commercial properties. For the three months ended March 31, 2011, the Company sold four commercial OREO properties and one residential OREO property with an aggregate carrying value totaling $928,000. Also, during the current quarter, the Company added four commercial and one residential property to OREO with aggregate carrying values of $1.7 million. As of the date of this filing, the Company has agreements of sale for three OREO properties with an aggregate carrying value totaling $1.4 million.

At March 31, 2011, Cape Bancorp’s total deposits increased to $761.0 million from $753.1 million at December 31, 2010, an increase of $7.9 million or 1.05%. At March 31, 2011, NOW and money market accounts totaled $282.4 million, a decrease of $11.3 million, or 3.85%, from $293.7 million at December 31, 2010. Savings accounts decreased $582,000, or 0.69%, to $83.7 million at March 31, 2011, from $84.3 million at December 31, 2010. Non-interest bearing deposits increased $2.2 million, or 3.28%, to $70.5 million at March 31, 2011 from $68.3 million at December 31, 2010. Certificates of deposit increased $17.5 million, or 5.72%, to $324.3 million at March 31, 2011 from $306.8 million at December 31, 2010.
Borrowings decreased $15.4 million, or 9.08%, to $154.2 million at March 31, 2011 from $169.6 million at December 31, 2010. Funding sources originating primarily from an increase in deposits and a decline in loan balances were used to pay down borrowings. At March 31, 2011, the Company’s borrowings to assets ratio decreased to 14.5% from 16.0% at December 31, 2010. Borrowings to total liabilities decreased to 16.8% at March 31, 2011 from 18.3% at December 31, 2010.
At March 31, 2011, the Company’s total equity increased to $141.1 million from $132.2 million at December 31, 2010, an increase of $9.0 million, or 6.77%. The increase in equity is primarily attributable to the net income of $8.2 million and a decrease in accumulated other comprehensive loss, net of tax of $475,000. At March 31, 2011, stockholders’ equity totaled $141.1 million or 13.29% of period end assets, and tangible equity totaled $118.1 million or 11.37% of period end tangible assets.

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

	For the Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$18,335	$32	0.71%	$12,456	$40	1.30%
Investments	171,019	1,245	2.91%	172,723	919	2.13%
Loans	785,621	10,835	5.59%	802,735	11,606	5.86%

Total interest-earning assets	974,975	12,112	5.04%	987,914	12,565	5.16%
Noninterest-earning assets	99,722			101,420
Allowance for loan losses	(12,897)			(13,519)

Total assets	$1,061,800			$1,075,815

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$135,347	112	0.34%	$112,395	105	0.38%
Savings accounts	83,396	54	0.26%	79,467	87	0.44%
Money market accounts	154,168	327	0.86%	143,629	463	1.31%
Certificates of deposit	312,081	1,179	1.53%	359,917	1,726	1.94%
Borrowings	170,074	1,354	3.23%	182,784	1,587	3.52%

Total interest-bearing liabilities	855,066	3,026	1.44%	878,192	3,968	1.83%
Noninterest-bearing deposits	67,825			62,892
Other liabilities	5,483			5,730

Total liabilities	928,374			946,814
Stockholders’ equity	133,426			129,001

Total liabilities & stockholders’ equity	$1,061,800			$1,075,815

Net interest income		$9,086			$8,597

Net interest spread			3.60%			3.33%
Net interest margin			3.78%			3.53%
Net interest income and margin (tax equivalent basis) (1)		$9,202	3.83%		$8,735	3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.02%			112.49%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $116,000, and $138,000 for the three month period ended March 31, 2011 and 2010, respectively. The average yield on investments increased to 3.23% from 2.91% for the three month period ended March 31, 2011 and increased to 2.48% from 2.13% for the three month period ended March 31, 2010.

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

	For the Three Months Ended March 31, 2011
	Compared to March 31, 2010
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$14	$(22)	$(8)
Investments	(9)	335	326
Loans	(244)	(527)	(771)

Total interest income	(239)	(214)	(453)

Interest-Bearing Liabilities
Interest-bearing demand accounts	20	(13)	7
Savings accounts	4	(37)	(33)
Money market accounts	32	(168)	(136)
Certificates of deposit	(211)	(336)	(547)
Borrowings	(106)	(127)	(233)

Total interest expense	(261)	(681)	(942)

Total net interest income	$22	$467	$489

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
General. Net income for the three months ended March 31, 2011 was $8.2 million, or $.67 per share, primarily resulting from the reversal of $7.7 million, or $.62 per share, of the deferred tax asset valuation allowance. This compares to net income of $635,000, or $.05 per share for the three months ended March 31, 2010. The following is a summary of certain significant pre-tax income and expense events that occurred during the first quarter of 2011: an OTTI charge related to the CDO investment portfolio of $211,000; net gains on the sale of investment securities of $148,000; a provision for loan losses of $2.4 million; loan related expenses of $286,000 and OREO expenses totaling $105,000. The three months ended March 31, 2010 included an OTTI charge related to the CDO investment portfolio of $2.6 million, a provision for loan losses of $244,000, net gains on OREO sales of $265,000, loan related expenses in the amount of $218,000, and OREO expenses totaling $308,000 which included $184,000 for the establishment of an OREO valuation allowance. In addition, the first quarter of 2010 included a reversal of interest income on non-earning CDOs in the amount of $611,000.
Interest Income. Interest income decreased $453,000, or 3.6%, to $12.1 million for the three months ended March 31, 2011, from $12.6 million for the three months ended March 31, 2010. The decrease consists primarily of a $771,000 decrease related to interest income on loans partially offset by a $326,000 increase in interest income on investments. Average loan balances for the three month period ended March 31, 2011 decreased $17.1 million, or 2.1%, to $785.6 million from $802.7 million for the three month period ended March 31, 2010. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield on the investment portfolio increased from 2.13% for the three months ended March 31, 2010 to 2.91% for the three months ended March 31, 2011. This increase was largely driven by interest income in the prior year period being adversely impacted by the $590,000 write-off of interest receivables related to non-performing bank issued CDO securities. This has been partially offset by the effect of a strategy implemented over the past year and a half to shorten the duration of the investment portfolio. As a result, interest income was adversely impacted by this strategy in the short-term because longer duration, higher yielding mortgage-backed securities and municipal bonds have been sold and partially replaced with callable, short-term U.S. Government and agency obligations and corporate bonds, which have yields that are below the portfolio average. The average balance of investment securities decreased $1.6 million, or 0.99%, to $171.0 million for the three months ended March 31, 2011 compared to $172.7 million for the three months ended March 31, 2010.

Interest Expense. Interest expense decreased $942,000, or 23.7%, to $3.0 million for the three months ended March 31, 2011, from $4.0 million for the three months ended March 31, 2010, resulting from a decline in interest expense on certificates of deposit of $547,000 or 31.7%, to $1.2 million for the three months ended March 31, 2011, from $1.7 million for the three months ended March 31, 2010. This decline of interest expense is primarily the result of a reduction in interest rates paid on certificates of deposit where the cost of these deposits declined from 1.94% for the three months ended March 31, 2010 to 1.53% for the three months ended March 31, 2011 due to lower market interest rates. Interest expense on borrowings (Federal Home Loan Bank of New York advances) was $1.4 million for the three months ended March 31, 2011 compared to $1.6 million for the three months ended March 31, 2010. Average borrowings for the three month period ended March 31, 2011 declined to $170.1 million from $182.8 million for the three month period ended March 31, 2010. The cost of borrowings declined from 3.52% for the 2010 period to 3.23% for the three month period ended March 31, 2011. This resulted from a higher average of lower cost overnight borrowing balance for the three month period ended March 31, 2011 thereby driving down the cost of borrowings for that period. The interest rate on these overnight advances ranged from 0.35% to 0.48% during the three month period ended March 31, 2011.
Net Interest Income. Net interest income increased $489,000, or 5.7%, to $9.1 million for the three months ended March 31, 2011, from $8.6 million for the three months ended March 31, 2010. The net interest margin increased 25 basis points to 3.78% for the three months ended March 31, 2011 from 3.53% for the three months ended March 31, 2010. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 114.02% during the three months ended March 31, 2011, from 112.49% for the three months ended March 31, 2010.
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
We recorded a provision for loan losses of $2.4 million for the three months ended March 31, 2011 compared to $244,000 for the three months ended March 31, 2010. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) decreased to 29.87% at March 31, 2011, from 39.89% at March 31, 2010. For the three months ended March 31, 2011, charge-offs were $1.9 million compared to $2.2 for the three months ended March 31, 2010. Included in the 2011 charge-offs of $1.9 million were partial charge-offs totaling $1.3 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.08%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 0.87% which represents the charge-off rate for non-performing loans for which the full loss has been charged-off. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended March 31, 2011 were $37,000 compared to $485,000 for the three months ended March 31, 2010.

Our allowance for loans losses increased $494,000, or 3.9%, to $13.0 million at March 31, 2011, from $12.5 million at December 31, 2010. The ratio of our allowance for loan losses to total loans increased to 1.68% at March 31, 2011, from 1.60% at December 31, 2010. This increase in the ratio of the allowance for loan losses to total was primarily the result of the $7.6 million decline in loans from December 31, 2010. The quarterly loan loss allowance methodology did not require additional provisions to the loan loss allowance account for the $1.1 million of charge-offs that were fully reserved. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at March 31, 2011 was an impairment reserve for TDRs in the amount of $418,000 compared to $431,000 at December 31, 2010.
Non-Interest Income. Non-interest income totaled $1.256 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 expense of $1.155 million. The increase in non-interest income resulted from the Company recognizing an OTTI charge to non-interest income on CDOs totaling $2.6 million for the three months ended March 31, 2010 compared to a similar charge of $211,000 for the three months ended March 31, 2011. In addition, for the three months ended March 31, 2010, the Company recorded net gains from the sale of OREO of $265,000 compared to net gains on OREO sales of $63,000 for the three months ended March 31, 2011, and gains on the sale of investment securities were $148,000 for the three months ended March 31, 2011 compared to no gains for the three months ended March 31, 2010.
Non-Interest Expense. Non-interest expense increased $24,000 or 0.3%, to $7.118 million for the three months ended March 31, 2011 from $7.094 million for the three months ended March 31, 2010. Increases in salaries and employee benefits ($162,000), loan related expenses ($68,000) and other expenses ($168,000) were offset by a reduction in occupancy and equipment expenses ($182,000) and a reduction in OREO expenses ($203,000). The increase in salaries and employee benefits expense is primarily attributable to increased health care costs, stock option expense and an increase in salary expense. The increase in other expenses results primarily from executive search fees and increased consulting costs related to the Special Assets group. The decline in occupancy and equipment expenses primarily resulted from higher snow removal and utility expense in the first quarter of 2010 due to the harsh winter of 2010. Fewer OREO write-downs in the 2011 period versus the 2010 period attributed to the reduction in OREO expenses.
Income Tax Expense (Benefit). For the three months ended March 31, 2011, the Company recorded a net tax benefit of $7.4 million resulting from the reversal of $7.7 million of the deferred tax asset valuation allowance. The release of a portion of the valuation allowance was based on a pattern of earnings exhibited by the Company over the most recent 6 quarters, projected future taxable income and the recently announced business planning strategy which would result in the recognition of a capital gain. Management considered these items in determining the amount of the deferred tax asset that was more likely than not realizable. This compared to a tax benefit of $531,000 for the three months ended March 31, 2010 which also resulted from a reduction in the valuation allowance.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $17.8 million through March 31, 2011 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of March 31, 2011, the Company’s entire investment portfolio, with a fair market value of $148.5 million, was classified as available-for-sale.
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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $7.9 million, or 1.1%, during the first three months of 2011, and comprised 82.67% of total liabilities at March 31, 2011, as compared to 81.07% at December 31, 2010.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2011, the Company and Bank meet all capital adequacy requirements to which it is subject.
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
As of March 31, 2011 and December 31, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, and tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

March 31, 2011
Risk based capital ratios:
Tier I	$101,514	12.35%	$32,879	4.00%	$49,319	6.00%
Total capital	$111,827	13.60%	$65,781	8.00%	$82,226	10.00%
Leverage ratio	$101,514	9.87%	$41,140	4.00%	$51,426	5.00%

December 31, 2010
Risk based capital ratios:
Tier I	$103,092	12.65%	$32,598	4.00%	$48,897	6.00%
Total capital	$113,313	13.90%	$65,216	8.00%	$81,520	10.00%
Leverage ratio	$103,092	9.96%	$41,402	4.00%	$51,753	5.00%
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
In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values, estimated future cash flows. All of these estimates are susceptible to significant change. Groups of homogeneous loans are evaluated in the aggregate under FASB ASC Topic No. 450 Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, and single and total credit exposure. Certain loans that indicate underlying credit or collateral concerns may be evaluated individually for impairment in accordance with FASB ASC Topic No. 310 Receivables. If a loan is impaired and repayment is expected solely from the collateral, the difference between the outstanding balance and the value of the collateral will be charged-off. For potentially impaired loans where the source of repayment may include other sources of repayment, the evaluation may factor these potential sources of repayment and indicate the need for a specific reserve for any potential shortfall. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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
Securities Impairment. The Company’s investment portfolio includes 24 securities in pooled trust preferred collateralized debt obligations, 16 of which have been principally issued by bank holding companies, and 8 of which have been principally issued by insurance companies. The portfolio also includes 1 private label (non-agency) collateralized mortgage obligation (“CMO”). With the exception of the non-agency collateralized mortgage obligation, all of the aforementioned securities have below investment grade credit ratings. These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral.
Through March 31, 2011 all 16 of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment in this and prior periods. Of those securities, 11 have been completely written off and the 5 remaining bank-issued CDOs have a total book value of $1.8 million and a fair value of $374,000 at March 31, 2011. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At March 31, 2011 the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $1.8 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.
Approximately $879,000 of the collateralized mortgage obligations are non-agency and consist of 1 security. This security had an unrealized gain of $32,000 at March 31, 2011. Since this security has been performing according to its contractual terms, and has maintained a strong credit rating the Company does not have immediate concerns about potential impairment. Should deteriorating financial conditions cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on the security, the likelihood of OTTI will increase.
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
The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2011, a valuation allowance of approximately $6.1 million had been established against the Company’s deferred tax assets representing a decrease of $7.7 million from December 31, 2010. Management considered several factors, discussed in Footnote 8 to the Financial Statements, in determining the amount of the deferred tax asset that was more likely than not realizable.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.
Effect of Newly Issued Accounting Standards.
In December 2010, the FASB issued (ASU) 2010-28 Intangibles—Goodwill and Other (Topic 350) covering when to perform step 2 of the Goodwill Impairment Test for reporting units with zero or negative carrying amounts. This Update is intended to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts as these entities will be required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this Update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-28.
In December 2010, the FASB issued (ASU) 2010-29 Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations. This Update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-29.
In January 2011, the FASB issued (ASU) 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The amendments in this Update delay the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods ending after June 15, 2011. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2011-01.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice Presidents of Commercial and Residential Lending, Vice President of Retail Funding and Treasurer. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial loans that generally tend to have shorter repricing or reset periods and higher interest rates than residential mortgage loans;
•	investing in shorter duration investment grade corporate securities, U.S. Government agency obligations and mortgage-backed securities;
•	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;
•	originating adjustable rate and short-term consumer loans;
•	selling a portion of our long-term fixed rate residential mortgage loans; and
•	lengthening the terms of borrowings and deposits.
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

The table below sets forth, as of March 31, 2011, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (Decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$33,800	$(2,302)	-6.38%
+100	$35,013	$(1,089)	-3.02%
0	$36,102	$—	—
-100	$36,315	$213	0.59%
-200	$34,345	$(1,757)	-4.87%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at March 31, 2011, in the event of a 100 basis point increase in interest rates, we would experience a $1.1 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $213,000 increase in net interest income.
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
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.
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
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Financial Reform Legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau, and result in new laws and regulations that are expected to increase our cost of operations.
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

CAPE BANCORP, INC.

Date: May 4, 2011	/s/ Michael D. Devlin Michael D. Devlin
President and Chief Executive Officer

Date: May 4, 2011	/s/ Guy Hackney Guy Hackney
Executive Vice President and Chief Financial Officer