Form 10-Q
period 2011-06-30
Cape Bancorp, Inc.
filed 2011-08-01
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of July 29, 2011 there were 13,313,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and June 30, 2010 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2010 and Six Months Ended June 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	48

Part II. Other Information

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults upon Senior Securities	48

Item 4. (Reserved)	48

Item 5. Other Information	48

Item 6. Exhibits	49

Signature Page	50

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash & due from financial institutions	$17,268	$10,181
Interest-bearing bank balances	5,275	4,816

Cash and cash equivalents	22,543	14,997
Interest-bearing time deposits	10,101	9,361
Investment securities available for sale, at fair value (amortized cost of $175,567 and $165,877 respectively)	171,664	157,407
Loans held for sale	1,547	1,224
Loans, net of allowance of $13,332 and $12,538 respectively	755,348	772,318
Accrued interest receivable	3,753	4,029
Premises and equipment, net	21,043	25,212
Other real estate owned	4,726	3,255
Federal Home Loan Bank (FHLB) stock, at cost	7,083	8,721
Prepaid FDIC insurance premium	2,614	3,195
Deferred income taxes	13,189	6,054
Bank owned life insurance (BOLI)	28,748	28,252
Goodwill	22,575	22,575
Intangible assets, net	389	445
Assets held for sale	—	479
Other assets	2,428	3,518

Total assets	$1,067,751	$1,061,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$80,931	$68,267
Interest-bearing deposits	701,598	684,801
Federal funds purchased and repurchase agreements	37,512	37,507
Federal Home Loan Bank borrowings	96,528	132,130
Advances from borrowers for taxes and insurance	661	554
Accrued interest payable	562	714
Other liabilities	5,464	4,915

Total liabilities	923,256	928,888

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,324,521 shares; outstanding 13,313,521 shares	133	133
Additional paid-in capital	127,117	126,864
Treasury stock at cost — 11,000 shares	(85)	(85)
Unearned ESOP shares	(9,167)	(9,380)
Accumulated other comprehensive loss, net	(2,576)	(5,590)
Retained earnings	29,073	20,212

Total stockholders’ equity	144,495	132,154

Total liabilities & stockholders’ equity	$1,067,751	$1,061,042

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$10,379	$11,433	$21,214	$23,039
Interest and dividends on investments
Taxable	537	480	1,173	480
Tax-exempt	240	322	473	636
Interest on mortgage-backed securities	335	594	743	1,239

Total interest income	11,491	12,829	23,603	25,394

Interest expense:
Interest on deposits	1,671	2,291	3,343	4,672
Interest on borrowings	1,250	1,445	2,604	3,032

Total interest expense	2,921	3,736	5,947	7,704

Net interest income before provision for loan losses	8,570	9,093	17,656	17,690
Provision for loan losses	3,911	1,708	6,311	1,952

Net interest income after provision for loan losses	4,659	7,385	11,345	15,738

Non-interest income:
Service fees	955	854	1,783	1,617
Net gains on sale of loans	37	28	79	40
Net income from BOLI	249	254	496	506
Net rental income	49	57	110	115
Gain (loss) on sale of investment securities held for sale, net	—	(33)	148	(33)
Net gain (loss) on sale of OREO	(63)	(17)	—	248
Gain on sale of bank premises	1,830	—	1,830	—
Other	94	103	172	169
Gross other-than-temporary impairment losses	317	(545)	622	(2,967)
Less: Portion of loss recognized in other comprehensive income	(317)	31	(833)	(118)

Net other-than-temporary impairment losses	—	(514)	(211)	(3,085)

Total non-interest income (expense)	3,151	732	4,407	(423)

Non-interest expense:
Salaries and employee benefits	3,562	3,833	7,283	7,392
Occupancy expenses, net	464	478	959	1,024
Equipment expenses	310	433	663	917
Federal insurance premiums	305	312	618	632
Data processing	349	315	672	629
Loan related expenses	431	622	717	840
Advertising	120	102	219	197
Telecommunications	249	240	489	473
Professional services	178	121	378	323
OREO expenses	157	129	262	437
Other operating	914	833	1,897	1,648

Total non-interest expense	7,039	7,418	14,157	14,512

Income (loss) before income taxes	771	699	1,595	803
Income tax expense (benefit)	154	—	(7,266)	(531)

Net income	$617	$699	$8,861	$1,334

Earnings per share (see Note 10):
Basic	$0.05	$0.06	$0.72	$0.11
Diluted	$0.05	$0.06	$0.71	$0.11

Weighted average number of shares outstanding:
Basic	12,394,089	12,349,609	12,388,490	12,344,317
Diluted	12,409,282	12,349,609	12,397,409	12,344,317
See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2010 and six months ended June 30, 2011
(unaudited)

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)

Balance, December 31, 2009	$133	$126,695	$—	$(9,806)	$(6,645)	$16,171	$126,548

Net income	—	—	—	—	—	4,041	4,041

Stock option compensation expense	—	268	—	—	—	—	268

Restricted stock compensation expense	—	8	—	—	—	—	8

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	1,055	—	1,055

Total comprehensive income							5,372

Common stock repurchased — 11,000 shares	—	—	(85)	—	—	—	(85)

ESOP shares earned	—	(107)	—	426	—	—	319

Balance, December 31, 2010	133	126,864	(85)	(9,380)	(5,590)	20,212	132,154

Net income	—	—	—	—	—	8,861	8,861

Stock option compensation expense	—	247	—	—	—	—	247

Restricted stock compensation expense	—	8	—	—	—	—	8

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	3,014	—	3,014

Total comprehensive income							12,130

ESOP shares earned	—	(2)	—	213	—	—	211

Balance, June 30, 2011	$133	$127,117	$(85)	$(9,167)	$(2,576)	$29,073	$144,495

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$8,861	$1,334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	6,311	1,952
Net gain on the sale of loans	(79)	(40)
Gain on the sale of bank premises	(1,830)	—
Net gain on the sale of other real estate owned	—	(248)
Write-down of other real estate owned	77	226
Loss on impairment of securities	211	3,085
Net gain on sale of investments	(148)	33
Earnings on BOLI	(496)	(506)
Origination of loans held for sale	(6,613)	(4,146)
Proceeds from sales of loans	6,290	3,959
Depreciation and amortization	825	1,017
ESOP and stock-based compensation expense	466	170
Deferred income taxes	(8,687)	(1,739)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	276	514
Other assets	2,149	2,801
Accrued interest payable	(152)	(45)
Other liabilities	(1,051)	187

Net cash provided by operating activities	6,410	8,554

Cash flows from investing activities
Proceeds from sales of AFS securities	10,166	2,788
Proceeds from calls, maturities, and principal repayments of AFS securities	36,633	48,379
Purchases of AFS securities	(56,523)	(56,815)
Redemption of Federal Home Loan Bank stock	1,638	2,481
Proceeds from sale of other real estate owned	1,280	3,412
Increase in interest-bearing time deposits	(739)	(1,827)
Decrease in loans, net	7,752	10,621
Proceeds from sales of premises and equipment	7,078	—
Purchases of premises and equipment	(121)	(94)

Net cash provided by investing activities	7,164	8,945

Cash flows from financing activities
Net increase in deposits	29,465	49,942
Increase in advances from borrowers for taxes and insurance	107	38
Increase in long-term borrowings	10,000	—
Repayments of long-term borrowings	(25,000)	(25,000)
Net change in short-term borrowings	(20,600)	(29,950)

Net cash used in financing activities	(6,028)	(4,970)

Net increase in cash and cash equivalents	7,546	12,529
Cash and cash equivalents at beginning of period	14,997	13,513

Cash and cash equivalents at end of period	$22,543	$26,042

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$6,099	$7,749
Income taxes, net of refunds	$1,231	$6
Deferred gain on the sale of bank premises	$1,600	$—
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	$2,827	$2,201
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
The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended June 30, 2011 and 2010, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.
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
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $719,000 as of June 30, 2011, and $657,000 as of December 31, 2010, are included in these balances.
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
All interest accrued, but not received, for loans placed on non-accrual, is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Commercial loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Payments are generally applied to reduce the principal balance but, in certain situations, the application of payments may vary. Consumer and residential loans are returned to accrual status when their delinquency becomes less than 90 days and/or the loan to value ratio is less than 70%.
The allowance for loan losses is maintained at an amount management deems appropriate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, estimated collateral values, changes in loan policies and procedures, changes in loan volume, delinquency and troubled asset trends, loan management and personnel, internal and external loan review, total credit exposure of the individual or entity, and external factors including competition, legal, regulatory and seasonal factors. In the opinion of management, the allowance is appropriate to absorb probable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the allowance for loan losses at June 30, 2011 was an impairment reserve for troubled debt restructurings (TDRs) in the amount of $450,000.
Included in the Company’s loan portfolio are modified loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Prior to the modification, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. At June 30, 2011, the total carrying value of loans in TDR status is $22.4 million.

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
Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment is performed in the fourth quarter.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. As of June 30, 2011, 127,809 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.
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

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)

Three months ended June 30, 2011
Unrealized holding gains arising during the period	$3,530	$(1,200)	$2,330
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	317	(108)	209
Reclassification adjustment for loss on sale of securities	—	—	—
Reclassification adjustment for credit related OTTI included in net income	—	—	—

Other comprehensive income, net	$3,847	$(1,308)	$2,539

Three months ended June 30, 2010
Unrealized holding gains arising during the period	$650	$(222)	$428
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(31)	11	(20)
Reclassification adjustment for loss on sale of securities	33	(11)	22
Reclassification adjustment for credit related OTTI included in net income	514	(175)	339

Other comprehensive income, net	$1,166	$(397)	$769

Six months ended June 30, 2011
Unrealized holding gains arising during the period	$3,671	$(1,248)	$2,423
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	833	(283)	550
Reclassification adjustment for gain on sale of securities	(148)	50	(98)
Reclassification adjustment for credit related OTTI included in net income	211	(72)	139

Other comprehensive income, net	$4,567	$(1,553)	$3,014

Six months ended June 30, 2010
Unrealized holding gains arising during the period	$1,075	$(400)	$675
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	118	(40)	78
Reclassification adjustment for loss on sale of securities	33	(11)	22
Reclassification adjustment for credit related OTTI included in net income	3,085	(1,049)	2,036

Other comprehensive income, net	$4,311	$(1,500)	$2,811

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
Effect of Newly Issued Accounting Standards: In December 2010, the FASB issued (ASU) 2010-28 Intangibles—Goodwill and Other (Topic 350) covering when to perform step 2 of the Goodwill Impairment Test for reporting units with zero or negative carrying amounts. This Update is intended to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts as these entities will be required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this Update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of ASU 2010-28.

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
In April 2011, the FASB issued (ASU) 2011-02 which provides additional guidance related to determining whether a creditor has granted concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The provisions of ASU 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial position or results of operation.
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2011
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$62,595	$112	$(149)	$62,558
Municipal bonds	24,261	586	(422)	24,425
Collateralized debt obligations	9,533	—	(5,432)	4,101
Corporate bonds	22,554	211	(28)	22,737

Total debt securities	$118,943	$909	$(6,031)	$113,821

Mortgage-backed securities
GNMA pass-through certificates	$4,765	$154	$—	$4,919
FHLMC pass-through certificates	2,966	117	(1)	3,082
FNMA pass-through certificates	9,084	484	(32)	9,536
Collateralized mortgage obligations	39,809	498	(1)	40,306

Total mortgage-backed securities	$56,624	$1,253	$(34)	$57,843

Total securities available for sale	$175,567	$2,162	$(6,065)	$171,664

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2010
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$72,470	$52	$(787)	$71,735
Municipal bonds	25,811	456	(861)	25,406
Collateralized debt obligations	9,715	—	(8,581)	1,134
Corporate bonds	17,994	187	(46)	18,135

Total debt securities	$125,990	$695	$(10,275)	$116,410

Mortgage-backed securities
GNMA pass-through certificates	$2,318	$50	$—	$2,368
FHLMC pass-through certificates	3,299	134	—	3,433
FNMA pass-through certificates	16,542	765	(41)	17,266
Collateralized mortgage obligations	17,728	309	(107)	17,930

Total mortgage-backed securities	$39,887	$1,258	$(148)	$40,997

Total securities available for sale	$165,877	$1,953	$(10,423)	$157,407

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$25,053	$(149)	$—	$—	$25,053	$(149)
Municipal bonds	1,334	(6)	2,594	(416)	3,928	(422)
Corporate bonds	6,071	(28)	—	—	6,071	(28)
Collateralized debt obligations	100	(274)	4,001	(5,158)	4,101	(5,432)
Mortgage-backed securities	3,185	(34)	12	—	3,197	(34)

Total temporarily impaired investment securities	$35,743	$(491)	$6,607	$(5,574)	$42,350	$(6,065)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. Government and agency obligations	$52,688	$(787)	$—	$—	$52,688	$(787)
Municipal bonds	6,853	(220)	2,916	(641)	9,769	(861)
Corporate bonds	9,427	(46)	—	—	9,427	(46)
Collateralized debt obligations	35	(364)	1,099	(8,217)	1,134	(8,581)
Mortgage-backed securities	6,675	(110)	3,140	(38)	9,815	(148)

Total temporarily impaired investment securities	$75,678	$(1,527)	$7,155	$(8,896)	$82,833	$(10,423)

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
At June 30, 2011, the Company’s investment securities portfolio consisted of 328 securities, 57 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 89.6% of the total gross unrealized losses at June 30, 2011. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.
As of June 30, 2011, the book value of our pooled trust preferred collateralized debt obligations totaled $9.5 million with an estimated fair value of $4.1 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of June 30, 2011, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 1.7% to 11.4% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of June 30, 2011:
Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$443	$181	$(262)	$(635)	Ca/C	23	39.90%	0.00%
PreTSL VI	1	Mezzanine	42	32	(10)	(16)	Ca/D	3	73.60%	0.00%
PreTSL XIX	1	Mezzanine	974	395	(579)	(826)	C/C	51	27.50%	0.00%
I-PreTSL I	2	Mezzanine	1,835	800	(1,035)	—	NR/CCC	15	16.80%	1.66%
I-PreTSL II	2	Mezzanine	2,720	1,200	(1,520)	—	NR/B	27	4.90%	11.36%
I-PreTSL III	3	Mezzanine	2,706	1,193	(1,513)	—	B2/CCC	23	11.60%	6.02%
I-PreTSL IV	1	Mezzanine	440	200	(240)	—	Ba2/CCC	27	12.20%	4.16%
MM Comm I	1	Mezzanine	373	100	(273)	(1,153)	NR/C	7	61.80%	0.00%

Total	13		$9,533	$4,101	$(5,432)	$(2,630)

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

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment (“OTTI”). As required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the six months ended June 30, 2011 of $211,000.

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
The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at June 30, 2011, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)

Due within one year or less	$2,730	$2,766
Due after one year but within five years	91,516	91,897
Due after five years but within ten years	5,536	5,719
Due after ten years	19,161	13,439
Mortgage-backed securities	56,624	57,843

Total investment securities	$175,567	$171,664

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,
	2011	2010
Beginning balance of cumulative credit losses on CDO securities	$(17,129)	$(16,064)
Additional credit losses for which other than temporary impairment was previously recognized	—	(514)

Ending balance of cumulative credit losses on CDO securities, June 30, 2011	$(17,129)	$(16,578)

	For the six months ended June 30,
	2011	2010
Beginning balance of cumulative credit losses on CDO securities	$(16,918)	$(13,493)
Additional credit losses for which other than temporary impairment was previously recognized	(211)	(3,085)

Ending balance of cumulative credit losses on CDO securities, June 30, 2011	$(17,129)	$(16,578)

NOTE 4 — LOANS RECEIVABLE
Loans receivable consist of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)

Commercial mortgage	$402,028	$413,487
Residential mortgage	257,097	258,047
Construction	13,811	15,191
Home equity loans and lines of credit	47,030	47,875
Commercial business loans	47,854	48,223
Other consumer loans	1,076	2,207

Loans receivable, gross	768,896	785,030

Less:
Allowance for loan losses	13,332	12,538
Deferred loan fees	216	174

Loans receivable, net	$755,348	$772,318

Activity in the allowance for loan losses is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Balance at beginning of period	$13,032	$11,876	$12,538	$13,311
Provisions charged to operations	3,911	1,708	6,311	1,952
Charge-offs	(3,631)	(1,673)	(5,574)	(3,837)
Recoveries	20	5	57	490

Balance at end of period	$13,332	$11,916	$13,332	$11,916

The following table summarizes activity related to the allowance for loan losses by category for the three months ended June 30, 2011.

	At or for the three months ended June 30, 2011
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$9,316	$91	$864	$974	$910	$219	$8	$650	$13,032
Charge-offs	(859)	—	(584)	(2,095)	(29)	(55)	(9)	—	(3,631)
Recoveries	—	—	3	4	—	8	5	—	20
Provision for loan losses	76	16	1,190	1,623	78	—	3	925	3,911

Balance at end of period	$8,533	$107	$1,473	$506	$959	$172	$7	$1,575	$13,332

(1)	includes commercial lines of credit
The following table summarizes activity related to the allowance for loan losses by category for the six months ended June 30, 2011:

	At or for the six months ended June 30, 2011
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(1,910)	(86)	(1,190)	(2,095)	(112)	(145)	(36)	—	(5,574)
Recoveries	16	—	8	9	—	8	16	—	57
Provision for loan losses	912	109	1,919	2,128	210	114	14	905	6,311

Balance at end of period	$8,533	$107	$1,473	$506	$959	$172	$7	$1,575	$13,332

(1)	includes commercial lines of credit
The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2010:

	At or for the year ended December 31, 2010
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of year	$8,109	$128	$388	$1,826	$2,048	$771	$41	$—	$13,311
Charge-offs	(5,156)	—	(1,160)	(1,754)	(677)	—	(90)	—	(8,837)
Recoveries	472	9	—	58	—	—	29	—	568
Provision for loan losses	6,090	(53)	1,508	334	(510)	(576)	33	670	7,496

Balance at end of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538

(1)	includes commercial lines of credit

Impaired loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Non-accrual loans (1)	$43,523	$40,827
Loans delinquent greater than 90 days and still accruing	2,498	2,639
Troubled debt restructured loans	10,417	7,732
Loans less than 90 days and still accruing	3,543	8,514

Total impaired loans	$59,981	$59,712

(1)	includes non-accruing TDRs paying in accordance with restructured terms totaling $11.7 million at June 30, 2011 and $11.8 million at December 31, 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$61,258	$35,738	$62,787	$34,820
Interest income recognized during impairment	$230	$89	$428	$183
Cash basis interest income recognized	$8	$28	$157	$147
At June 30, 2011, non-performing loans had a principal balance of $46.0 million compared to $43.5 million at December 31, 2010. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $2.5 million at June 30, 2011 and $2.6 million at December 31, 2010.

The following table presents impaired loans at June 30, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2011	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)

Impaired loans with a related allowance
Commercial secured by real estate	$21,040	$22,831	$2,631	$21,356	$239
Commercial secured by other	—	—	—	—	—
Construction	3,350	4,703	553	3,738	36
Other commercial	909	2,224	141	1,343	—
Residential mortgage	216	293	23	195	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with a related allowance	$25,515	$30,051	$3,348	$26,632	$275

Impaired loans with no related allowance
Commercial secured by real estate	$23,629	$27,537	$—	$24,557	$42
Commercial secured by other	—	—	—	—	—
Construction	2,004	2,941	—	2,742	—
Other commercial	2,984	3,093	—	2,969	—
Residential mortgage	5,373	5,642	—	5,374	77
Home equity loans and lines of credit	476	563	—	513	34
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with no related allowance	$34,466	$39,776	$—	$36,155	$153

Total impaired loans
Commercial secured by real estate	$44,669	$50,368	$2,631	$45,913	$281
Commercial secured by other	—	—	—	—	—
Construction	5,354	7,644	553	6,480	36
Other commercial	3,893	5,317	141	4,312	—
Residential mortgage	5,589	5,935	23	5,569	77
Home equity loans and lines of credit	476	563	—	513	34
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Total impaired loans	$59,981	$69,827	$3,348	$62,787	$428

The following table presents impaired loans at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$21,449	$21,689	$3,510	$21,826	$273
Commercial secured by other	—	—	—	—	—
Construction	4,966	4,966	603	4,623	—
Other commercial	2,223	2,249	67	2,166	—
Residential mortgage	619	663	19	183	5
Home equity loans and lines of credit	66	66	35	66	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with a related allowance	$29,323	$29,633	$4,234	$28,864	$278

Impaired loans with no related allowance
Commercial secured by real estate	$18,923	$24,426	$—	$20,999	$84
Commercial secured by other	86	411	—	337	—
Construction	3,980	6,671	—	2,790	—
Other commercial	2,162	3,398	—	2,362	—
Residential mortgage	4,508	4,903	—	4,600	21
Home equity loans and lines of credit	730	772	—	576	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with no related allowance	$30,389	$40,581	$—	$31,664	$105

Total impaired loans
Commercial secured by real estate	$40,372	$46,115	$3,510	$42,825	$357
Commercial secured by other	86	411	—	337	—
Construction	8,946	11,637	603	7,413	—
Other commercial	4,385	5,647	67	4,528	—
Residential mortgage	5,127	5,566	19	4,783	26
Home equity loans and lines of credit	796	838	35	642	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Total impaired loans	$59,712	$70,214	$4,234	$60,528	$383

The following table presents loans by past due status at June 30, 2011:

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
June 30, 2011	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual	Current	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$1,857	$2,640	$—	$4,497	$32,364	$365,167	$402,028
Residential mortgage	650	544	2,254	3,448	2,038	251,611	257,097
Construction	—	—	—	—	3,555	10,256	13,811
Home equity loans and lines of credit	365	197	244	806	232	45,992	47,030
Commercial business loans	291	—	—	291	5,334	42,229	47,854
Other consumer loans	—	—	—	—	—	1,076	1,076

Total	$3,163	$3,381	$2,498	$9,042	$43,523	$716,331	$768,896

The following table presents loans by past due status at December 31, 2010:

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
December 31, 2010	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual	Current	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$1,305	$94	$—	$1,399	$27,781	$384,307	$413,487
Residential mortgage	796	477	2,207	3,480	2,449	252,118	258,047
Construction	—	—	—	—	3,980	11,211	15,191
Home equity loans and lines of credit	164	103	432	699	363	46,813	47,875
Commercial business loans	—	—	—	—	6,254	41,969	48,223
Other consumer loans	—	16	—	16	—	2,191	2,207

Total	$2,265	$690	$2,639	$5,594	$40,827	$738,609	$785,030

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
Management believes that the Substandard category is best considered in three discrete classes: RR 7.0, RR 7.5, and RR 7.9
Risk Rating 7.0 — The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit some signs of weakness manifested in either cash flow or collateral. In some cases, while cash flow is below the policy levels, the customer is in a cash business and has never presented financial reports that reflect sufficient cash flow for a global cash flow coverage ratio of 1.20.
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
The following table presents commercial loans by credit quality indicator at June 30, 2011.

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade
June 30, 2011	1-5	6	7	7.5	7.9	Total
	(in thousands)

Commercial secured by real estate	$339,628	$13,086	$13,402	$8,721	$37,727	$412,564
Commercial term loans	5,850	11	—	7	—	5,868
Construction	6,195	—	2,400	—	5,216	13,811
Other commercial	27,376	181	—	317	3,576	31,450

	$379,049	$13,278	$15,802	$9,045	$46,519	$463,693

The following table presents commercial loans by credit quality indicator at December 31, 2010.

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade
December 31, 2010	1-5	6	7	7.5	7.9	Total
	(in thousands)

Commercial secured by real estate	$348,166	$12,064	$23,720	$14,248	$26,730	$424,928
Commercial term loans	4,887	14	—	—	86	4,987
Construction	3,725	120	2,400	—	8,946	15,191
Other commercial	24,262	1,252	3,297	822	2,162	31,795

	$381,040	$13,450	$29,417	$15,070	$37,924	$476,901

The following table presents consumer loans by credit quality indicator at June 30, 2011.

		30-89 Days		Impaired
June 30, 2011	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$250,314	$1,194	$2,038	$3,551	$257,097
Home equity loans and lines of credit	45,992	562	232	244	47,030
Other consumer loans	1,076	—	—		1,076

Total consumer loans	$297,382	$1,756	$2,270	$3,795	$305,203

The following table presents consumer loans by credit quality indicator at December 31, 2010.

		30-89 Days		Impaired
December 31, 2010	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$252,118	$1,273	$2,449	$2,207	$258,047
Home equity loans and lines of credit	46,813	267	363	432	47,875
Other consumer loans	2,191	16	—	—	2,207

Total consumer loans	$301,122	$1,556	$2,812	$2,639	$308,129

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at June 30, 2011			at December 31, 2010
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$62,558	$—	$—	$71,735	$—
Municipal bonds	—	24,425	—	—	25,406	—
Collateralized debt obligations	—	—	4,101	—	—	1,134
Corporate bonds	—	22,737	—	—	18,135	—
Mortgage-backed securities	—	57,843	—	—	40,997	—

Total securities available for sale	$—	$167,563	$4,101	$—	$156,273	$1,134

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and June 30, 2010.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	(in thousands)
	Six months ended June 30,
	2011	2010
Beginning balance	$1,134	$1,456
Accretion of discount	29	74
Payments received		—
Unrealized holding gain	3,149	3,119
Other-than-temporary impairment included in earnings	(211)	(3,085)

Ending balance	$4,101	$1,564

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at June 30, 2011			at December 31, 2010
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans:
Commercial secured by real estate	$—	$31,334	$13,335	$—	$35,891	$4,481
Commercial secured by other	—	—	—	—	86	—
Construction	—	3,252	2,102	—	8,657	289
Other commercial	—	1,552	2,341	—	3,947	438
Residential mortgage	—	5,589	—	—	5,127	—
Home equity loans	—	476	—	—	796	—

Total impaired loans	$—	$42,203	$17,778	$—	$54,504	$5,208

Other real estate owned:
Commercial	$—	$3,898	$—	$—	$2,257	$—
Residential mortgage	—	828	—	—	998	—

Total other real estate owned	$—	$4,726	$—	$—	$3,255	$—

Loans held for sale	$—	$1,547	$—	$—	$1,224	$—
Assets held for sale	$—	$—	$—	$—	$479	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$389	$—	$—	$445
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

	At June 30, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$22,543	$22,543	$14,997	$14,997
Interest-bearing time deposits	$10,101	$10,178	$9,361	$9,440
Investment securities	$171,664	$171,664	$157,407	$157,407
Loans held for sale	$1,547	$1,547	$1,224	$1,224
Loans receivable	$755,348	$765,376	$772,318	$780,277
FHLB Stock	$7,083	$7,083	$8,721	$8,721
Bank owned life insurance	$28,748	$28,748	$28,252	$28,252
Accrued interest receivable	$3,753	$3,753	$4,029	$4,029

Liabilities
Savings deposits	$84,250	$84,250	$84,312	$84,312
NOW, checking and MMDA deposits	$373,559	$373,559	$361,973	$361,973
Certificates of deposit	$324,720	$327,707	$306,783	$309,897
Borrowings	$134,040	$139,505	$169,637	$174,553
Accrued interest payable	$562	$562	$714	$714
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED
At June 30, 2011, other real estate owned (OREO) totaled $4.7 million, net of an allowance for losses of $249,000, and consisted of one residential property and ten commercial properties. At December 31, 2010, OREO totaled $3.3 million, net of an allowance for losses of $305,000, and consisted of three residential and eight commercial properties.
For the three months ended June 30, 2011, the Company sold four residential OREO properties with an aggregate carrying value totaling $382,000. The Company recorded net losses on the sale of OREO of $63,000 in the second quarter of 2011 compared to net losses of $17,000 recorded in the second quarter of 2010. For the six months ended June 30, 2011, the Company sold five residential OREO properties and four commercial OREO properties with an aggregate carrying value of $1.3 million. For the six months ended June 30, 2011 net gains of $63,000 from the first quarter were offset by the $63,000 of net losses in the second quarter, as compared to net gains on OREO sales for the six months ended June 30, 2010 of $248,000. During the current quarter, the Company added three commercial and two residential properties to OREO with aggregate carrying values of $967,000 and $205,000, respectively.
Net expenses applicable to OREO were $197,000 for the three month period ending June 30, 2011, which included a provision for losses on OREO of $30,000, taxes and insurance totaling $50,000 and net losses on the sale of OREO of $63,000. For the three months ended June 30, 2010, net expenses applicable to OREO of $144,000 included a provision for losses on OREO totaling $42,000, taxes and insurance totaling $25,000 and net losses on the sale of OREO of $17,000. For the six months ended June 30, 2011, net expenses applicable to OREO totaled $231,000 which included taxes and insurance totaling $88,000 and a provision for losses on OREO of $77,000. As of the date of this filing, the Company has an agreement of sale for one OREO property with an aggregate carrying value totaling $109,000.
NOTE 7— DEPOSITS
Deposits are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Savings accounts	$84,250	$84,312
NOW accounts and money market funds	292,628	293,706
Non-interest bearing checking	80,931	68,267
Certificates of deposit of less than $100,000	167,252	170,524
Certificates of deposit of $100,000 or more	157,468	136,259

	$782,529	$753,068

NOTE 8 — INCOME TAXES
Income tax benefit for the six months ended June 30, 2011 was primarily impacted by the reversal of $7.7 million of the deferred tax asset valuation allowance. The balance of the valuation allowance remaining after the reduction was approximately $6.1 million as of June 30, 2011. The release of the valuation allowance was based on a pattern of earnings exhibited by the Company over the most recent 6 quarters, projected future taxable income and the recently announced business planning strategy which would result in the recognition of a capital gain. Based on these factors management has determined that it is more likely than not that a greater portion of its deferred tax assets are realizable and has adjusted the valuation allowance accordingly.

	Three months ended June 30,		Six months ended June 30,
Income taxes	2011	2010	2011	2010
	(in thousands)		(in thousands)

Pre-tax income (loss)	$771	$699	$1,595	$803
Income tax expense (benefit)	$154	$—	$(7,266)	$(531)
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
During 2010, the Company issued 740,000 incentive stock options to certain employees at prices ranging from $7.27 per share to $8.50 per share. In addition, in 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share. In April 2011, 10,000 incentive stock options were issued to a senior manager at a grant price of $10.11 per share.
Stock option activity for the six months ended June 30, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life
Outstanding at January 1, 2011	763,600	$7.30	—
Granted	10,000	$10.11	—
Forfeited	(10,000)	$7.27	—

Outstanding at June 30, 2011	763,600	$7.34	9.0 years

Exercisable at June 30, 2011	144,000	$7.27	8.0 years

Aggregate Intrinsic Value at June 30, 2011	$393,120

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

On July 5, 2011, the Company issued 60,000 incentive stock options to a key executive at a price of $10.19 per share. The incentive stock options will vest over a five-year period commencing on the first anniversary of the date of grant and will expire ten years from the date of grant.
Restricted stock activity for the six months ended June 30, 2011 was as follows:

	Restricted	Weighted Average
	Common	Fair Value at
	Shares	Grant Date
Outstanding at January 1, 2011	11,000	$7.68
Granted	—	—
Forfeited	—	—

Outstanding at June 30, 2011	11,000	$7.68

At June 30, 2011, unrecognized compensation costs on unvested stock options and restricted stock awards was $2.0 million which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the six months ended June 30, 2011 and June 30, 2010 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$123	$20	$247	$20
Restricted common stock	4	—	8	—

Total compensation expense	127	20	255	20
Tax benefit	2	—	5	—

Net income effect	$125	$20	$250	$20

At June 30, 2011, 763,600 options were outstanding, leaving 557,752 options available to be issued. As of June 30, 2011, based on the option agreements, there were 144,000 incentive stock options exercisable.
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
As of June 30, 2011, options to purchase 763,600 shares were outstanding, and accordingly, were included in determining diluted earnings per common share. In addition, 11,000 shares of restricted stock were outstanding and included in the earnings per share calculation. As of June 30, 2010, options to purchase 730,000 shares were antidilutive, and accordingly, were excluded in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three and six month periods ended June 30, 2011 and June 30, 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except share data)

Net income	$617	$699	$8,861	$1,334

Weighted average shares outstanding	12,394,089	12,349,609	12,388,490	12,344,317
Basic earnings per share	$0.05	$0.06	$0.72	$0.11
Diluted weighted average shares outstanding	12,409,282	12,349,609	12,397,409	12,344,317
Diluted basic earnings per share	$0.05	$0.06	$0.71	$0.11
NOTE 11 — SALE OF BANK PREMISES
On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, NJ. The sale was consummated on May 31, 2011. The selling price of the properties was $7.2 million dollars with net cash proceeds of $6.8 million received at time of sale. The net book value of the property at the time of closing was $3.8 million resulting in a gain of $3.4 million. This gain is being recognized under the full accrual method and as an operating lease in accordance with ASC Section 840-40 Sale Leaseback Transactions which permits $1.8 million of the gain to be recognized at the time of sale and the remaining portion of the gain, $1.6 million, to be recognized evenly over the initial three-year lease period. The Bank entered into six separate lease agreements, each for a discrete portion of the original complex with initial three year terms all ending in 2014.
NOTE 12 — SUBSEQUENT EVENT
On July 26, 2011, the Bank agreed with its bank regulators to take certain actions within certain timeframes, including maintaining a Tier 1 Leverage Capital ratio equal to or greater than 8%,and a “Well Capitalized” position; and not declaring or paying any dividends prior to receipt of a non-objection response from bank regulators.

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
At June 30, 2011, the Company had total assets of $1.068 billion compared to $1.061 billion at December 31, 2010. For the three months ended June 30, 2011 and 2010, the Company had total revenues of $14.6 million and $13.6 million, respectively. Net income for the three months ended June 30, 2011, totaled $617,000 compared to net income of $699,000 for the three months ended June 30, 2010. For the six month periods ended June 30, 2011 and 2010, total revenues were $28.0 million and $25.0 million, respectively. Net income for the six months ended June 30, 2011 totaled $8.9 million, compared to $1.3 million for the six months ended June 30, 2010.

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and 15 branch offices located in Atlantic and Cape May Counties, New Jersey and two loan production offices located in Burlington County, New Jersey and Cape May County, New Jersey. The Bank received regulatory approval for the closing of two branches in Cape May County, which were effective on December 3, 2010 and February 4, 2011. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At June 30, 2011, 93.2% of our loan portfolio was secured by real estate and 60.3% of our portfolio was commercial related loans. We also maintain an investment portfolio.
We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey. The Company opened a loan production office in Burlington County, New Jersey in February 2011. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity. Non-performing loans as a percentage of total loans increased to 5.99% at June 30, 2011 from 5.54% at December 31, 2010. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets increased to 4.82% at June 30, 2011 from 4.41% at December 31, 2010. The ratio of our allowance for loan losses to total loans increased to 1.73% at June 30, 2011 from 1.60% at December 31, 2010. Loan charge-offs were $3.6 million for the three months ended June 30, 2011 compared to $1.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, loan charge-offs were $5.6 million compared to $3.8 million for the six months ended June 30, 2010. Of the $5.6 million of loans charged-off during the current six month period, $1.1 million were fully reserved for as of December 31, 2010. Our total loan portfolio decreased from $784.8 million at December 31, 2010 to $768.7 million at June 30, 2011, as a result of the $5.6 million in charge-offs, transfers to OREO of $2.7 million, payoffs and normal amortization. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $29.4 million from $753.1 million at December 31, 2010 to $782.5 million at June 30, 2011. Increases in certificates of deposit of $17.9 million and non-interest bearing checking accounts of $12.7 million accounted for the total increase.
Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At June 30, 2011, our retail market area primarily included the area surrounding our 16 offices located in Cape May and Atlantic Counties, New Jersey. In addition, the Company opened a loan production office in Burlington County, New Jersey in February 2011.
During the remainder of 2011, Cape Bank will continue to emphasize the following:
1)	Managing our credit underwriting and administration through the economic recovery.
2)	Managing non-performing assets to performing status or disposal.
3)	Managing net interest income and interest rate risk.
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
The Bank also has a “Watch List” meeting every quarter to review criticized loans over $500 thousand, in addition to a quarterly report to the Board of Directors.

The CLO has introduced a more rigorous program of external credit training and has actively mentored our relationship managers. The training has inculcated the cash flow approach to the credit culture and created a more uniform approach to credit presentations to the Management Loan Committee, the Director’s Loan Committee, and the Board of Directors.
Beginning in 2009, the Bank has continued to de-emphasize extensions of credit to both the hospitality and restaurant industries. The current loan portfolio has high concentrations in both segments which have experienced considerable weakness during the economic downturn.
For the remainder of 2011, we anticipate a gradual decrease in the amount of problem assets based on management’s current assessment of these assets. National and local economic trends are mixed as unemployment nationally and for the State of New Jersey has seen a slight decline during 2011. Locally, unemployment has increased slightly comparing May 2010 to May 2011, with Atlantic County and Cape May County unemployment numbers increasing 4.0% and 9.4%, respectively. Residential building permits within Atlantic County and Cape May County are also mixed as Atlantic County residential building permits have declined while Cape County residential building permits have increased. The Bank’s local market has had specific economic development with the Revel Casino hotel obtaining permanent financing with expected completion by the summer of 2012. It is anticipated that this construction project may produce approximately 2,000 jobs and the finished project may result in approximately 5,500 jobs within the Bank’s market area.
Loan demand within our market area has been weak during the first half of 2011 and is expected to remain moderate during the remainder of 2011. Median home sales prices in Atlantic County declined from the first quarter 2010 to the first quarter 2011 by 7.8%, while in Cape May County the median home sales price declined by 0.2% for the same period. The number of home sales in both counties decreased from the first quarter of 2010 compared to the first quarter of 2011. Additionally, we have been able to sell some of our other real estate owned properties, which may indicate that potential purchasers believe that market values are not likely to decrease further.
Managing non-performing assets to performing status or disposal:
Our non-performing assets began to increase in 2008, and continued to increase through 2010 and into 2011. The deterioration in our local real estate market began during the first quarter of 2008 and continued to decline through 2009. Median home sales prices are down within our market area, as noted previously. Residential building permits for Atlantic and Cape May Counties are mixed with Atlantic County showing a decrease and Cape May County showing an increase from 2010 levels. Unemployment has also affected non-performing assets and has increased from May 2010 to May 2011 in both Atlantic and Cape May Counties by 4.0% and 9.4% respectively. These negative economic trends have contributed to a significant increase in non-performing assets from $3.95 million at December 31, 2007 to $51.5 million at June 30, 2011. This increase was affected by the sustained national recession and by the significant increase in our total loan portfolio during the period. The ratio of our allowance for loan losses to non-performing loans decreased from 102.85% in 2007 to 28.97% at June 30, 2011 as non-performing loans increased from $4.0 million at December 31, 2007 to $46.0 million at June 30, 2011; net charge-offs to average loans increased from 0.06% in 2007 to 1.41% for the six months ended June 30, 2011; impaired loans increased from $4.0 million in 2007 to $60.0 million at June 30, 2011; and delinquent loans increased from $15.7 million at December 31, 2007 to $40.5 million at June 30, 2011. Delinquent loans also increased in number during this same time period.
Management has given significant attention to these assets over the past year and a half, including adding experienced staff, and has developed processes to actively manage delinquencies from their inception at 15 days delinquent to their resolution, either through charge-off or foreclosure or working with borrowers to bring their loans current. Our approach is to identify impaired loans, determine the loss amount if any, and recognize the appropriate loss at that time.
Reducing the level of non-performing assets during the remainder of 2011 will improve our results of operations by converting non-earning assets to earning assets and reducing the expense of managing non-performing assets, which will benefit our interest income, net interest margin and net income. Loan demand is expected to remain weak to moderate during the remainder of 2011, as economic concerns continue relative to housing and unemployment within our market place.
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

2011 Overview
Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 12.9% and 11.6% respectively as of May 2011. Median home sales prices have declined in Atlantic County and Cape May County when comparing Q1 2010 to Q1 2011, while residential building permitsare mixed with Atlantic County showing a decrease and Cape May County showing an increase from 2010 levels.
During the remainder of 2011, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing loan underwriting practices, which we believe are appropriate in the current market. The recognition of additional goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with expected decreases in non-performing assets and a steady net interest margin and efficiency ratio, additional goodwill impairment is not probable. Our capital remains strong at Cape Bank and there is no expectation of raising additional capital through government programs or by any other means during 2011.
Unemployment increased in both Atlantic and Cape May Counties as of May 2011, from May 2010 by 4% and 9.4% respectively. As of August 2010, unemployment in Atlantic and Cape May Counties was 11.5% and 7.3% respectively, an improvement from August of 2009 of 2.5% and 3.9%, respectively. These rates were favorably influenced by the summer season and we expect to see similar unemployment numbers for August 2011. Median home sales prices and number of homes sold have declined in both counties from the first quarter of 2010 to the first quarter of 2011. Seasonal businesses enjoyed a very good season with the weather providing ideal conditions. Local lodging facilities based on the barrier islands had a strong 2010 season with little indication of discounting needed to keep hotels fully occupied. Seasonal merchants have indicated a better season in 2010 than in 2009, however not as strong a result as the crowds may have implied. Early indications from local lodging owners indicate the 2011 season is slightly better than the 2010 season.
During the past two and a half years the Bank’s yield curve has been relatively constant as the Bank’s net interest margin has remained within a range of 13 basis points, with a high of 3.67% for the six months ended June 30, 2011 and a low of 3.54% for the twelve months ended December 31, 2009. Maintaining the net interest margin at these levels will be a challenge in a rising interest rate environment. For more details refer to the discussion on Net Interest Income Analysis later in this document.
The Bank’s net interest margin for the twelve month period ended December 31, 2008, 2009 and 2010 was 3.48%, 3.54% and 3.66%, respectively. For the six-month period ended June 30, 2011, the Bank’s net interest margin was 3.67%. This improvement is the result of our cost of funds declining 143 basis points offset in part by the yield on our earning assets declining 108 basis points from December 31, 2008 to June 30, 2011. During the period from December 31, 2008 to June 30, 2011 our yield curve steepened as a result of short-term rates dropping consistent with the decline in the Fed Funds rate. Commercial loans tied to the prime rate were affected most significantly during this period of declining short-term interest rates. The cost of funds during the same period dropped significantly in conjunction with the decrease in the Fed Funds Rate. Borrowing rates at the FHLB of NY declined during this time and our average FHLB borrowing costs decreased from 3.40% in 2008 to 3.36% for the six months ended June 30, 2011. In addition, average certificates of deposit costs decreased from 3.55% in 2008 to 1.49% for the six months ended June 30, 2011.
The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefited the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2010 and the six months ended June 30, 2011. We do not expect to continue to benefit significantly from the downward repricing of our liabilities during the remainder of 2011; however we do expect our net interest margin to be maintained at or near its current level. The full positive impact of the variable yield curve has been mitigated by the significant increase in our non-performing loans and assets, which has reduced our net interest income.
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
Comparison of Financial Condition at June 30, 2011 and December 31, 2010
At June 30, 2011, the Company’s total assets were $1.068 billion, an increase of $6.7 million from the December 31, 2010 level of $1.061 billion.
Cash and cash equivalents increased $7.5 million, or 50.3%, to $22.5 million at June 30, 2011 from $15.0 million at December 31, 2010. The majority of this increase is attributable to higher cash balance at the Federal Reserve Bank due to a large cash letter on the last day of the quarter.
Interest-bearing time deposits increased to $10.1 million at June 30, 2011 from $9.4 million at December 31, 2010, an increase of $740,000 or 7.9%. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.
Total loans decreased to $768.7 million at June 30, 2011 from $784.8 million at December 31, 2010, a decrease of $16.2 million or 2.06%. Net loans decreased $15.2 million, net of a decrease in the allowance for loan losses of $1.0 million. Delinquent loans increased $5.8 million to $40.5 million or 5.27% of total gross loans at June 30, 2011 from $34.7 million, or 4.43% of total gross loans at December 31, 2010. Total delinquent loans by portfolio at June 30, 2011 were $34.0 million of commercial mortgage and commercial business loans, $5.5 million of residential mortgage loans and $1.0 million of consumer loans. At June 30, 2011, delinquent loan balances by number of days delinquent were: 31 to 59 days — $3.2 million; 60 to 89 days — $3.4 million; and 90 days and greater — $33.9 million.
At June 30, 2011, the Company had $46.0 million in non-performing loans or 5.99% of total gross loans, an increase of $2.5 million from $43.5 million, or 5.61% of total gross loans at December 31, 2010. At June 30, 2011, non-performing loans by loan portfolio category were as follows: $41.2 million of commercial loans, $4.3 million of residential mortgage loans, and $476,000 of consumer loans. Of these stated delinquencies, the Company had $2.5 million of loans that were 90 days or more delinquent and still accruing (12 residential mortgage loans for $3.0 million and 5 consumer loans for $244,000). These loans are well secured and we anticipate no losses will be incurred.
At June 30, 2011, commercial non-performing loans had collateral type concentrations of $11.8 million (9 loans or 29%) secured by B&B and hotels, $13.2 million (28 loans or 32%) secured by commercial buildings and equipment, $6.5 million (25 loans or 16%) secured by residential related commercial loans, $4.2 million (9 loans or 10%) secured by restaurant properties, $3.8 million (8 loans or 9%) secured by land and building lots, $1.1 million (5 loans or 3%) secured by retail stores, and $622,000 (2 loans or 1%) secured by marina/recreational properties. The three largest commercial non-performing loans are $11.5 million, $5.2 million, and $2.8 million.
We believe we have charged-off or established appropriate loss reserves on problem loans that we have identified. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities increased $14.3 million, or 9.06%, to $171.7 million at June 30, 2011 from $157.4 million at December 31, 2010. At June 30, 2011 and December 31, 2010 all of the Company’s investment securities were classified as available-for-sale (AFS). The increase in the portfolio is primarily a result of reinvesting the cash proceeds of approximately $7.0 million from the sale of bank premises on May 31, 2011, cash flows generated from the loan portfolio, and a $4.6 million increase in the fair market value of the investment portfolio. CDO securities which have been principally issued by insurance companies comprise $3.1 million of the investment portfolio’s fair market value increase. This increase is indicative of the insurance company issuers not experiencing the degree of deferrals and defaults that have plagued the CDOs backed by banks. The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the first quarter. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. For the six months ended June 30, 2011, the Company recorded a $211,000 charge to earnings related to the credit loss portion of impairment.

At June 30, 2011, other real estate owned (OREO) totaled $4.7 million, net of an allowance for losses of $249,000, and consisted of one residential property and ten commercial properties. At December 31, 2010, OREO totaled $3.3 million, net of an allowance for losses of $305,000 and consisted of three residential and eight commercial properties. For the six months ended June 30, 2011, the Company sold five residential OREO properties and four commercial OREO properties with an aggregate carrying value totaling $1.3 million. Also, during the current quarter, the Company added three commercial and two residential properties to OREO with aggregate carrying values of $967,000 and $205,000, respectively. As of the date of this filing, the Company has an agreement of sale for one OREO property with an aggregate carrying value totaling $109,000.
At June 30, 2011, Cape Bancorp’s total deposits increased to $782.5 million from $753.1 million at December 31, 2010, an increase of $29.4 million or 3.91%. At June 30, 2011, non-interest bearing deposits increased $12.6 million, or 18.55%, to $80.9 million at June 30, 2011 from $68.3 million at December 31, 2010. NOW and money market accounts decreased $1.1 million, or 0.37%, to $292.6 million at June 30, 2011 from $293.7 million at December 31, 2010. Certificates of deposit increased $17.9 million, or 5.85%, to $324.7 million at June 30, 2011 from $306.8 million at December 31, 2010.
Borrowings decreased $35.6 million, or 20.98%, to $134.0 million at June 30, 2011 from $169.6 million at December 31, 2010. Funding sources originating primarily from an increase in deposits and a decline in loan balances were used to pay down borrowings. At June 30, 2011, the Company’s borrowings to assets ratio decreased to 12.6% from 16.0% at December 31, 2010. Borrowings to total liabilities decreased to 14.5% at June 30, 2011 from 18.3% at December 31, 2010.
At June 30, 2011, the Company’s total equity increased to $144.5 million from $132.2 million at December 31, 2010, an increase of $12.3 million, or 9.34%. The increase in equity is primarily attributable to the net income of $8.9 million and a decrease in accumulated other comprehensive loss, net of tax of $3.0 million. At June 30, 2011, stockholders’ equity totaled $144.5 million or 13.53% of period-end assets, and tangible equity totaled $121.5 million or 11.63% of period-end tangible assets.

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

	For the Three Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$18,576	$31	0.67%	$13,462	$40	1.19%
Investments	172,901	1,081	2.47%	177,188	1,356	3.03%
Loans	776,460	10,379	5.36%	792,176	11,433	5.79%

Total interest-earning assets	967,937	11,491	4.76%	982,826	12,829	5.24%
Noninterest-earning assets	108,841			100,364
Allowance for loan losses	(12,642)			(12,135)

Total assets	$1,064,136			$1,071,055

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$131,660	107	0.33%	$110,036	106	0.39%
Savings accounts	84,113	54	0.26%	81,554	89	0.44%
Money market accounts	159,561	343	0.86%	153,990	489	1.27%
Certificates of deposit	322,109	1,167	1.45%	371,275	1,607	1.74%
Borrowings	142,868	1,250	3.51%	151,104	1,445	3.84%

Total interest-bearing liabilities	840,311	2,921	1.39%	867,959	3,736	1.73%
Noninterest-bearing deposits	75,426			66,266
Other liabilities	5,700			5,625

Total liabilities	921,437			939,850
Stockholders’ equity	142,699			131,205

Total liabilities & stockholders’ equity	$1,064,136			$1,071,055

Net interest income		$8,570			$9,093

Net interest spread			3.37%			3.51%
Net interest margin			3.55%			3.71%
Net interest income and margin (tax equivalent basis) (1)		$8,690	3.60%		$9,251	3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.19%			113.23%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $120,000, and $158,000 for the three month period ended June 30, 2011 and 2010, respectively. The average yield on investments increased to 2.79% from 2.47% for the three month period ended June 30, 2011 and increased to 3.43% from 3.03% for the three month period ended June 30, 2010.

	For the Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$18,456	$62	0.68%	$12,962	$80	1.24%
Investments	171,966	2,327	2.69%	174,968	2,275	2.59%
Loans	781,015	21,214	5.48%	797,427	23,039	5.83%

Total interest-earning assets	971,437	23,603	4.90%	985,357	25,394	5.20%
Noninterest-earning assets	104,346			100,888
Allowance for loan losses	(12,768)			(12,823)

Total assets	$1,063,015			$1,073,422

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$133,493	219	0.33%	$111,209	211	0.38%
Savings accounts	83,756	108	0.26%	80,516	176	0.44%
Money market accounts	156,880	670	0.86%	148,838	951	1.29%
Certificates of deposit	317,123	2,346	1.49%	365,628	3,334	1.84%
Borrowings	156,396	2,604	3.36%	166,856	3,032	3.66%

Total interest-bearing liabilities	847,648	5,947	1.41%	873,047	7,704	1.78%
Noninterest-bearing deposits	71,647			64,588
Other liabilities	5,588			5,678

Total liabilities	924,883			943,313
Stockholders’ equity	138,132			130,109

Total liabilities & stockholders’ equity	$1,063,015			$1,073,422

Net interest income		$17,656			$17,690

Net interest spread			3.49%			3.42%
Net interest margin			3.67%			3.62%
Net interest income and margin (tax equivalent basis) (1)		$17,892	3.71%		$18,001	3.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.60%			112.86%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $236,000, and $311,000 for the six month period ended June 30, 2011 and 2010, respectively. The average yield on investments increased to 3.01% from 2.69% for the six month period ended June 30, 2011 and increased to 2.98% from 2.59% for the six month period ended June 30, 2010.

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

	For the Three Months Ended June 30, 2011
	Compared to June 30, 2010
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$12	$(21)	$(9)
Investments	(34)	(241)	(275)
Loans	(223)	(831)	(1,054)

Total interest income	(245)	(1,093)	(1,338)

Interest-Bearing Liabilities
Interest-bearing demand accounts	19	(18)	1
Savings accounts	3	(38)	(35)
Money market accounts	17	(163)	(146)
Certificates of deposit	(197)	(243)	(440)
Borrowings	(76)	(119)	(195)

Total interest expense	(234)	(581)	(815)

Total net interest income	$(11)	$(512)	$(523)

	For the Six Months Ended June 30, 2011
	Compared to June 30, 2010
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$27	$(45)	$(18)
Investments	(46)	98	52
Loans	(467)	(1,358)	(1,825)

Total interest income	(486)	(1,305)	(1,791)

Interest-Bearing Liabilities
Interest-bearing demand accounts	39	(31)	8
Savings accounts	7	(75)	(68)
Money market accounts	49	(330)	(281)
Certificates of deposit	(408)	(580)	(988)
Borrowings	(183)	(245)	(428)

Total interest expense	(496)	(1,261)	(1,757)

Total net interest income	$10	$(44)	$(34)

Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and 2010
General. Net income for the three months ended June 30, 2011 was $617,000, or $.05 per common and fully diluted share, compared to net income of $699,000, or $.06 per common and fully diluted share for the three months ended June 30, 2010. The current quarter reflects the recognition of a $1.8 million gain on the sale of bank premises. The loan loss provision for the second quarter of 2011 totaled $3.9 million compared to $1.7 million for the second quarter ended June 30, 2010. Net interest income declined $523,000 from $9.1 million in the second quarter 2010 to $8.6 million in the second quarter ended June 30, 2011 primarily resulting from the year-over-year decrease in commercial loans. The second quarter of 2010 included an other-than-temporary-impairment (OTTI) charge of $514,000 compared to no OTTI charge in the second quarter of 2011. During the second quarter of 2011, the Company recorded net losses on the sale of other real estate owned (OREO) of $63,000 compared to net losses of $17,000 recorded in the second quarter ended June 30, 2010. Total non-interest expense declined $379,000 from the second quarter of 2010 as a result of lower salary and benefits costs ($271,000), lower loan related expenses ($191,000) and reduced equipment expenses ($123,000). These reductions were partially offset by increases in professional services, OREO expenses and other operating expenses.
For the six months ended June 30, 2011 net income was $8.9 million, or $.72 per common share and $.71 per fully diluted share, primarily resulting from the reversal of $7.7 million, or $.62 per share, of the deferred tax valuation allowance. This compares to $1.3 million, or $.11 per common and fully diluted share for the six months ended June 30, 2010. The six months ended June 30, 2011 included the recognition of a $1.8 million gain on the sale of bank premises. The six months ended June 30, 2010 included an OTTI charge of $3.1 million compared to an OTTI charge of $211,000 for the six months ended June 30, 2010. The loan loss provision for the six months ended June 30, 2011 totaled $6.3 million compared to $2.0 million for the six months ended June 30, 2010. Gains on the sale of investment securities totaled $148,000 for the six months ended June 30, 2011 compared to losses totaling $33,000 for the 2010 six month period.
Interest Income. Interest income decreased $1.3 million, or 10.4%, to $11.5 million for the three months ended June 30, 2011, from $12.8 million for the three months ended June 30, 2010. The decrease consists primarily of a $1.1 million decrease related to interest income on loans. Interest income on investment securities also declined $284,000 during the same period. The decline in interest income on loans is primarily due to a decrease in the average yield. The average yield on the loan portfolio decreased from 5.79% for the three months ended June 30, 2010 to 5.36% for the three months ended June 30, 2011. Average loan balances for the three month period ended June 30, 2011 decreased $15.7 million, or 2.0%, to $776.5 million from $792.2 million for the three month period ended June 30, 2010. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield on the investment portfolio decreased from 3.03% for the three months ended June 30, 2010 to 2.47% for the three months ended June 30, 2011. The decline in the investment portfolio yield is largely due to the effect of a strategy implemented by management in 2009 to shorten the duration of the investment portfolio. As a result, interest income was adversely impacted by this strategy in the short-term because longer duration, higher yielding mortgage-backed securities and municipal bonds were sold and replaced with callable, short-term U.S. Government and agency obligations and corporate bonds, which have yields that are below the portfolio average. The average balance of investment securities decreased $4.3 million, or 2.42%, to $172.9 million for the three months ended June 30, 2011 compared to $177.2 million for the three months ended June 30, 2010. The net interest margin decreased 16 basis points from 3.71% for the quarter ended June 30, 2010 to 3.55% for the quarter ended June 30, 2011.
For the six months ended June 30, 2011, interest income decreased $1.8 million, or 7.1%, to $23.6 million from $25.4 million for the six months ended June 30, 2010. The decrease consists primarily of a $1.8 million decrease in interest income on loans. Average loan balances for the six months ended June 30, 2011 decreased $16.4 million, or 2.1%, to $781.0 million from $797.4 million for the six month period ended June 30, 2010. The average balance of the investment portfolio also decreased during this period from $175.0 million for the six months ended June 30, 2010, to $172.0 million for the six months ended June 30, 2011, a decrease of $3.0 million, or 1.72%.
Interest Expense. Interest expense decreased $815,000 or 21.8%, to $2.9 million for the three months ended June 30, 2011, from $3.7 million for the three months ended June 30, 2010, resulting from a decline in interest expense on certificates of deposit of $440,000, or 27.4%, to $1.2 million for the three months ended June 30, 2011, from $1.6 million for the three months ended June 30, 2010. This decline of interest expense is primarily the result of a reduction in interest rates paid on certificates of deposit where the cost of these deposits declined from 1.74% for the three months ended June 30, 2010 to 1.45% for the three months ended June 30, 2011 due to lower market interest rates. Interest expense on borrowings (Federal Home Loan Bank of New York advances) was $1.2 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010. Average borrowings for the three month period ended June 30, 2011 declined $8.2 million to $142.9 million from $151.1 million for the three month period ended June 30, 2010. The cost of borrowings declined from 3.84% for the three months ended June 30, 2010 to 3.51% for the three months ended June 30, 2011. This resulted from higher costing fixed term advances being replaced at maturity with less expensive overnight advances, and other cheaper funding sources such as core deposits (non-certificate of deposit balances). From June 30, 2010 through March 31, 2011 $25.0 million in fixed term borrowings matured with an average rate of 3.77%. The interest rate on overnight advances during that period ranged from 0.32% to 0.49%.

For the six months ended June 30, 2011, interest expense decreased $1.8 million, or 22.8%, to $5.9 million from $7.7 million for the six months ended June 30, 2010, resulting from a $988,000 reduction in interest expense on certificates of deposit, a $428,000 reduction in interest on borrowings, and a $281,000 reduction in interest on money market accounts. Interest rates paid on certificates of deposit declined to 1.49% for the six months ended June 30, 2011 from 1.84% for the six months ended June 30, 2010. The average balance for certificates of deposit declined $48.5 million to $317.1 million for the six months ended June 30, 2011 from $365.6 million for the six months ended June 30, 2010. The cost of borrowings also declined from 3.66% for the six months ended June 30, 2010 to 3.36% for the six months ended June 30, 2011, and as discussed in the three month comparison is attributed to higher costing fixed term advances being replaced at maturity with less expensive funding sources. Average borrowings for the six months ended June 30, 2011 totaled $156.4 million, a decline of $10.5 million from the $166.9 million average balance for the six months ended June 30, 2010.
Net Interest Income. Net interest income decreased $523,000, or 5.8%, to $8.6 million for the three months ended June 30, 2011, from $9.1 million for the three months ended June 30, 2010. The net interest margin declined 16 basis points to 3.55% for the three months ended June 30, 2011 from 3.71% for the three months ended June 30, 2010. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.19% during the three months ended June 30, 2011, from 113.23% for the three months ended June 30, 2010. For the six months ended June 30, 2011, net interest income was basically flat, decreasing $34,000, or 0.20%, from $17.7 million for the six months ended June 30, 2010. The net interest margin was 3.67% for the six months ended June 30, 2011 compared to 3.62% for the six months ended June 30, 2010. For the six months ended June 30, 2011, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 114.60% from 112.86% for the six months ended June 30, 2010.
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
We recorded a provision for loan losses of $3.9 million for the three months ended June 30, 2011 compared to $1.7 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, the loan loss provision totaled $6.3 million compared to $2.0 million for the six months ended June 30, 2010. This increase in loan provision for both the three and six month periods was primarily the result of having $46.0 million of non–accrual loans as of June 30, 2011 compared to $29.2 million as of June 30, 2010. For the three months ended June 30, 2011, charge-offs were $3.6 million compared to $1.7 million for the three months ended June 30, 2010. Charge-offs for the six months ended June 30, 2011 totaled $5.6 million compared to $3.8 million for the six months ended June 30, 2010. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 28.97% at June 30, 2011, from 28.84% at December 31, 2010. Included in the 2011 charge-offs of $5.6 million were partial charge-offs totaling $4.0 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.20%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 3.26%. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended June 30, 2011 were $20,000 compared to $5,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, recoveries totaled $57,000 compared to $490,000 for the six months ended June 30, 2010.

The allowance for loans losses increased $794,000, or 6.3%, to $13.3 million at June 30, 2011, from $12.5 million at December 31, 2010. The ratio of our allowance for loan losses to total loans increased to 1.73% at June 30, 2011, from 1.60% at December 31, 2010. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at June 30, 2011 was an impairment reserve for TDRs in the amount of $450,000 compared to $431,000 at December 31, 2010.
Non-Interest Income. Non-interest income totaled $3.2 million for the three months ended June 30, 2011 compared to $732,000 for the three months ended June 30, 2010. The three months ended June 30, 2011 included a $1.8 million gain on the sale of bank premises and $63,000 of net losses on the sale of OREO. The three months ended June 30, 2010 included an OTTI charge to non-interest income on CDOs totaling $514,000, net losses on the sale of investment securities of $33,000 and net losses on the sale of OREO of $17,000. There was no OTTI charge in the second quarter of 2011. For the six months ended June 30, 2011, non-interest income totaled $4.4 million compared to the six months June 30, 2010 expense of $423,000. The six months ended June 30, 2011 included a $1.8 million gain on the sale of bank premises and net gains on the sale of investment securities totaling $148,000. The Company recognized an OTTI charge to non-interest income for the six months ended June 30, 2011 totaling $211,000 as compared to an OTTI charge for the six months ended June 30, 2011 of $3.1 million. In addition, the six months ended June 30, 2010 included net gains on the sale of OREO totaling $248,000 and net losses on the sale of investment securities of $33,000.
Non-Interest Expense. Non-interest expense decreased $379,000 or 5.1%, to $7.039 million for the three months ended June 30, 2011 from $7.418 million for the three months ended June 30, 2010. Decreases in salaries and employee benefits ($271,000), loan related expenses ($191,000), and equipment expenses ($123,000) were partially offset by increases in professional services ($57,000) and other operating expenses ($81,000). The decrease in salaries and employee benefits expense is primarily attributable to reduced bonus compensation expense of $200,000 and reduced compensation expense of $235,000 (the 2010 period included a one-time contractual payment to a former executive in the amount of $116,000), offset by increased health care costs and stock based compensation expense. The increase in other expenses results primarily from increased consulting costs related to the Special Assets Group. For the six months ended June 30, 2011, non-interest expense declined $355,000, or 2.4%, to $14.1 million from $14.5 million for the six months ended June 30, 2010. Decreases in salaries and benefits ($109,000), equipment expenses ($254,000), net occupancy expenses ($65,000), loan related expense ($123,000) and OREO expenses ($175,000) were partially offset by higher other operating expenses and professional services. The reduction in salaries and benefits reflects reduced bonus compensation expense of $414,000 and reduced compensation expense of $105,000 (the 2010 period included a one-time contractual payment to a former executive in the amount of $116,000), offset by increased health care costs and stock based compensation expense. The increase in other expenses results primarily from executive search fees and increased consulting costs related to the Special Assets Group. The decline in occupancy and equipment expenses resulted from the previously mentioned sale of bank premises, and higher snow removal and utility expense in the first quarter of 2010 due to the harsh winter of 2010. Fewer OREO write-downs in the 2011 period versus the 2010 period contributed to the reduction in OREO expenses.
Income Tax Expense (Benefit). For the three months ended June 30, 2011, the Company recorded a tax expense of $154,000 compared to no tax expense for the three months ended June 30, 2010. For the six months ended June 30, 2011, the Company recorded a net tax benefit of $7.3 million resulting from the reversal of $7.7 million of the deferred tax asset valuation allowance. The release of a portion of the valuation allowance was based on a pattern of earnings exhibited by the Company over the most recent 6 quarters, projected future taxable income and the recently announced business planning strategy which would result in the recognition of a capital gain. Management considered these items in determining the amount of the deferred tax asset that was more likely than not realizable. This compared to a tax benefit of $531,000 for the six months ended June 30, 2010 which also resulted from a reduction in the valuation allowance.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $36.6 million through June 30, 2011 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of June 30, 2011, the Company’s entire investment portfolio, with a fair market value of $171.7 million, was classified as available-for-sale. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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
Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $29.5 million, or 3.9%, during the first six months of 2011, and comprised 84.76% of total liabilities at June 30, 2011, as compared to 81.07% at December 31, 2010.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2011, the Company and Bank meet all capital adequacy requirements to which it is subject.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Bank’s Board of Directors has established a Capital Plan to ensure the Bank is managed to provide an appropriate level of capital. This plan includes strategies which enable the Bank to maintain targeted capital ratios in excess of the regulatory definition of “well capitalized”, identifies sources of additional capital and evaluate on a quarterly basis the impact on capital resulting from certain potential significant financial events (stress testing). Additionally, a Contingency Plan exists which identifies scenarios that require specific actions in the event capital falls below certain levels.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined).
As of June 30, 2011 and December 31, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category, as of June 30 2011. Additionally, the Bank will maintain a tier 1 leverage capital ratio equal to or greater than the levels agreed to with the bank regulators as indicated below.
Regulatory Matters. On July 26, 2011, the Bank agreed with its bank regulators to take certain actions within certain timeframes, including maintaining a Tier 1 Leverage Capital ratio equal to or greater than 8%, and a “Well Capitalized” position; and not declaring or paying any dividends prior to receipt of a non-objection response from bank regulators.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

June 30, 2011
Risk based capital ratios:
Tier I	$102,338	12.89%	$31,757	4.00%	$47,636	6.00%
Total capital	$112,305	14.15%	$63,494	8.00%	$79,367	10.00%
Leverage ratio	$102,338	9.92%	$41,265	4.00%	$51,582	5.00%

December 31, 2010
Risk based capital ratios:
Tier I	$103,092	12.65%	$32,598	4.00%	$48,897	6.00%
Total capital	$113,313	13.90%	$65,216	8.00%	$81,520	10.00%
Leverage ratio	$103,092	9.96%	$41,402	4.00%	$51,753	5.00%
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
Through June 30, 2011, all 16 of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment in this and prior periods. Of those securities, 11 have been completely written off and the 5 remaining bank-issued CDOs have a total book value of $1.8 million and a fair value of $708,000 at June 30, 2011. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At June 30, 2011, the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $3.4 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.
Approximately $879,000 of the collateralized mortgage obligations are non-agency and consist of 1 security. This security had an unrealized gain of $28,000 at June 30, 2011. Since this security has been performing according to its contractual terms, and has maintained a strong credit rating the Company does not have immediate concerns about potential impairment. Should deteriorating financial conditions cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on the security, the likelihood of OTTI will increase.
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
The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2011, a valuation allowance of approximately $6.1 million had been established against the Company’s deferred tax assets representing a decrease of $7.7 million from December 31, 2010. Management considered several factors, discussed in Footnote 8 to the Financial Statements, in determining the amount of the deferred tax asset that was more likely than not realizable.
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
General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board as well as an Asset/Liability Committee, comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Marketing Officer, Senior Vice President of Residential Lending, Senior Vice President of Retail Funding and the Vice President/Treasurer. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
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
The table below sets forth, as of June 30, 2011, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (Decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$32,242	$(2,149)	-6.25%
+100	$33,393	$(998)	-2.90%
0	$34,391	$—	—
-100	$34,383	$(8)	-0.02%
-200	$32,958	$(1,433)	-4.17%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at June 30, 2011, in the event of a 100 basis point increase in interest rates, we would experience a $998,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $8,000 decrease in net interest income.
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
(a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Cape Bancorp, Inc. *

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. * *

4	Form of Common Stock Certificate of Cape Bancorp, Inc. *

10.1	Form of Employee Stock Ownership Plan *

10.2	Form of Change in Control Agreement *

10.3	Amended and Restated Phantom Incentive Stock Option Plan *

10.4	Amended and Restated Phantom Restricted Stock Plan *

10.5	Form of Director Retirement Plan *

10.6	Benefit Equalization Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-146178).

**	Filed as an exhibit to the Company’s Current Report Form 8-K with the Securities and Exchange Commission on July 18, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: July 29, 2011	/s/ Michael D. Devlin Michael D. Devlin
President and Chief Executive Officer

Date: July 29, 2011	/s/ Guy Hackney Guy Hackney
Executive Vice President and Chief Financial Officer