Form 10-Q
period 2011-09-30
Cape Bancorp, Inc.
filed 2011-11-01
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2011 there were 13,314,111 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.
FORM 10-Q
Index

Page

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and September 30, 2010 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the Twelve Months Ended December 31, 2010 and Nine Months Ended September 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and September 30, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	50

Part II. Other Information

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults upon Senior Securities	50

Item 4. (Reserved)	51

Item 5. Other Information	51

Item 6. Exhibits	51

Signature Page	52

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements
CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash & due from financial institutions	$19,071	$10,181
Interest-bearing bank balances	14,050	4,816

Cash and cash equivalents	33,121	14,997
Interest-bearing time deposits	10,012	9,361
Investment securities available for sale, at fair value (amortized cost of $186,682 and $165,877 respectively)	183,674	157,407
Loans held for sale	13,404	1,224
Loans, net of allowance of $14,157 and $12,538 respectively	721,411	772,318
Accrued interest receivable	3,744	4,029
Premises and equipment, net	20,850	25,212
Other real estate owned	6,607	3,255
Federal Home Loan Bank (FHLB) stock, at cost	7,843	8,721
Prepaid FDIC insurance premium	2,310	3,195
Deferred income taxes	17,617	6,054
Bank owned life insurance (BOLI)	29,001	28,252
Goodwill	22,575	22,575
Intangible assets, net	362	445
Assets held for sale	—	479
Other assets	6,105	3,518

Total assets	$1,078,636	$1,061,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$79,622	$68,267
Interest-bearing deposits	694,821	684,801
Federal funds purchased and repurchase agreements	37,494	37,507
Federal Home Loan Bank borrowings	113,426	132,130
Advances from borrowers for taxes and insurance	634	554
Accrued interest payable	549	714
Other liabilities	5,599	4,915

Total liabilities	932,145	928,888

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,324,521 shares; outstanding 13,314,111 shares	133	133
Additional paid-in capital	127,246	126,864
Treasury stock at cost - 10,410 shares	(81)	(85)
Unearned ESOP shares	(9,061)	(9,380)
Accumulated other comprehensive loss, net	(1,985)	(5,590)
Retained earnings	30,239	20,212

Total stockholders’ equity	146,491	132,154

Total liabilities & stockholders’ equity	$1,078,636	$1,061,042

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$10,362	$11,220	$31,576	$34,259
Interest and dividends on investments
Taxable	572	555	1,745	1,035
Tax-exempt	237	304	710	940
Interest on mortgage-backed securities	393	576	1,136	1,815

Total interest income	11,564	12,655	35,167	38,049

Interest expense:
Interest on deposits	1,630	2,105	4,973	6,777
Interest on borrowings	1,252	1,453	3,856	4,485

Total interest expense	2,882	3,558	8,829	11,262

Net interest income before provision for loan losses	8,682	9,097	26,338	26,787
Provision for loan losses	8,762	2,700	15,073	4,652

Net interest income after provision for loan losses	(80)	6,397	11,265	22,135

Non-interest income:
Service fees	904	926	2,687	2,543
Net gains on sale of loans	45	59	124	99
Net income from BOLI	253	254	749	760
Net rental income	23	58	133	173
Gain (loss) on sale of investment securities held for sale, net	19	343	167	310
Net gain (loss) on sale of OREO	(22)	7	(22)	255
Gain on sale of bank premises	—	—	1,830	—
Other	97	81	269	250
Gross other-than-temporary impairment losses	15	(1,914)	637	(4,881)
Less: Portion of loss recognized in other comprehensive income	(78)	1,574	(911)	1,456

Net other-than-temporary impairment losses	(63)	(340)	(274)	(3,425)

Total non-interest income (expense)	1,256	1,388	5,663	965

Non-interest expense:
Salaries and employee benefits	3,675	3,082	10,958	10,474
Occupancy expenses, net	468	503	1,427	1,527
Equipment expenses	267	362	930	1,279
Federal insurance premiums	319	320	937	952
Data processing	347	377	1,019	1,006
Loan related expenses	916	682	1,633	1,522
Advertising	155	86	374	283
Telecommunications	271	273	760	746
Professional services	203	199	581	522
OREO expenses	886	196	1,148	633
Other operating	710	819	2,607	2,467

Total non-interest expense	8,217	6,899	22,374	21,411

Income (loss) before income taxes	(7,041)	886	(5,446)	1,689
Income tax expense (benefit)	(8,207)	(959)	(15,473)	(1,490)

Net income	$1,166	$1,845	$10,027	$3,179

Earnings per share (see Note 10):
Basic	$0.09	$0.15	$0.81	$0.26
Diluted	$0.09	$0.15	$0.81	$0.26

Weighted average number of shares outstanding:
Basic	12,405,298	12,358,140	12,392,626	12,348,861
Diluted	12,406,150	12,368,865	12,398,826	12,359,770

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2010 and nine months ended September 30, 2011
(unaudited)

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2009	$133	$126,695	$—	$(9,806)	$(6,645)	$16,171	$126,548

Net income	—	—	—	—	—	4,041	4,041

Stock option compensation expense	—	268	—	—	—	—	268

Restricted stock compensation expense	—	8	—	—	—	—	8

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	1,055	—	1,055

Total comprehensive income							5,372

Common stock repurchased - 11,000 shares	—	—	(85)	—	—	—	(85)

ESOP shares earned	—	(107)	—	426	—	—	319

Balance, December 31, 2010	133	126,864	(85)	(9,380)	(5,590)	20,212	132,154

Net income	—	—	—	—	—	10,027	10,027

Stock option compensation expense	—	386	—	—	—	—	386

Restricted stock compensation expense	—	13	—	—	—	—	13

Issuance of stock for stock options	—	—	4	—	—	—	4

Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	3,605	—	3,605

Total comprehensive income							14,035

ESOP shares earned	—	(17)	—	319	—	—	302

Balance, September 30, 2011	$133	$127,246	$(81)	$(9,061)	$(1,985)	$30,239	$146,491

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$10,027	$3,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	15,073	4,652
Net gain on the sale of loans	(124)	(99)
Gain on the sale of bank premises	(1,830)	—
Net (gain) loss on the sale of other real estate owned	22	(255)
Write-down of other real estate owned	824	335
Loss on impairment of securities	274	3,425
Net gain on sale of investments	(167)	(310)
Earnings on BOLI	(749)	(760)
Origination of loans held for sale	(10,249)	(13,719)
Proceeds from sales of loans	10,015	9,710
Depreciation and amortization	1,002	1,477
ESOP and stock-based compensation expense	701	378
Deferred income taxes	(13,420)	(3,366)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	285	580
Other assets	(1,224)	1,670
Accrued interest payable	(165)	(97)
Other liabilities	(737)	755

Net cash provided by operating activities	9,558	7,555

Cash flows from investing activities
Proceeds from sales of AFS securities	10,404	6,574
Proceeds from calls, maturities, and principal repayments of AFS securities	78,506	88,120
Purchases of AFS securities	(109,804)	(97,827)
Redemption of Federal Home Loan Bank stock	878	1,882
Proceeds from sale of other real estate owned	2,643	4,220
Increase in interest-bearing time deposits	(651)	(2,115)
Decrease in loans, net	16,933	22,733
Proceeds from sales of premises and equipment	7,078	—
Purchases of premises and equipment	(184)	(164)
Repurchase of common stock	—	(85)

Net cash provided by investing activities	5,803	23,338

Cash flows from financing activities
Net increase in deposits	21,379	15,525
Increase in advances from borrowers for taxes and insurance	80	14
Increase in long-term borrowings	20,000	5,000
Repayments of long-term borrowings	(25,000)	(30,000)
Net change in short-term borrowings	(13,700)	(16,650)
Proceeds from exercise of shares from option plans	4	—

Net cash used in financing activities	2,763	(26,111)

Net increase in cash and cash equivalents	18,124	4,782

Cash and cash equivalents at beginning of period	14,997	13,513

Cash and cash equivalents at end of period	$33,121	$18,295

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$8,995	$11,359
Income taxes, net of refunds	$1,238	$1,465
Deferred gain on sale of bank premises	$1,600	$—
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	$6,842	$3,667
Transfers from loans to loans held for sale	$11,946	$—
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
Cape Bank (“Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its sixteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey and loan production offices in Burlington and Cape May Counties. The Bank received regulatory approval for the closing of one branch in Cape May County which was effective as of the close of business February 4, 2011.
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
The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended September 30, 2011 and 2010, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.
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
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $835,000 as of September 30, 2011, and $657,000 as of December 31, 2010, are included in these balances.
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
Loans Held for Sale (HFS): Loans held for sale (HFS) consist of residential mortgage loans originated and intended for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to HFS, all of which are carried at the lower of aggregate cost or fair market value. The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair values of loans transferred from the loan portfolio to HFS are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Write-downs on loans transferred to HFS are charged to the allowance for loan losses. Net unrealized losses, if any, and charged to operating income and the HFS balance is reduced. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loans sold. For the periods ended, and as of, September 30, 2011, HFS are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations.
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
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the allowance for loan losses at September 30, 2011 was an impairment reserve for troubled debt restructurings (TDRs) in the amount of $139,000.

Included in the Company’s loan portfolio are modified loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Prior to the modification, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. At September 30, 2011, TDRs totaled $10.9 million, of which $10.5 million were accruing TDRs and $405,000 were non-accruing. In addition, included in loans held for sale are $7.3 million of TDRs that are on non-accrual status.
Other Real Estate Owned: Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.
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
Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2011 is performed in the fourth quarter.
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
Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. As of September 30, 2011, 127,809 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.
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

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
	(in thousands)
Three months ended September 30, 2011
Unrealized holding gains arising during the period	$773	$(262)	$511
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	78	(27)	51
Reclassification adjustment for gain on sale of securities	(19)	7	(12)
Reclassification adjustment for credit related OTTI included in net income	63	(22)	41

Other comprehensive income, net	$895	$(304)	$591

Three months ended September 30, 2010
Unrealized holding gains arising during the period	$2,397	$(814)	$1,583
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(1,517)	516	(1,001)
Reclassification adjustment for gain on sale of securities	(343)	116	(227)
Reclassification adjustment for credit related OTTI included in net income	340	(116)	224

Other comprehensive income, net	$877	$(298)	$579

Nine months ended September 30, 2011
Unrealized holding gains arising during the period	$4,444	$(1,511)	$2,933
Non-credit related unrealized gain on other-than-temporarily impaired CDOs	911	(310)	601
Reclassification adjustment for gain on sale of securities	(167)	57	(110)
Reclassification adjustment for credit related OTTI included in net income	274	(93)	181

Other comprehensive income, net	$5,462	$(1,857)	$3,605

Nine months ended September 30, 2010
Unrealized holding gains arising during the period	$3,529	$(1,233)	$2,296
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(1,456)	495	(961)
Reclassification adjustment for gain on sale of securities	(310)	105	(205)
Reclassification adjustment for credit related OTTI included in net income	3,425	(1,165)	2,260

Other comprehensive income, net	$5,188	$(1,798)	$3,390

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

In January 2011, the FASB issued (ASU) 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The amendments in this Update delay the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods ending after June 15, 2011. There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of ASU 2010-01.
In April 2011,the FASB issued (ASU) 2011-02 which provides additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant. The guidance prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of ASU 2011-02.
In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for interim and annual periods beginning after December 15, 2011 with retrospective application. The Company will adopt the accounting standard during 2012, as required, with no material impact on its results of operations, financial position, and liquidity.
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2011
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$55,384	$364	$(34)	$55,714
Municipal bonds	22,765	670	(307)	23,128
Collateralized debt obligations	9,483	—	(5,417)	4,066
Corporate bonds	22,506	251	(204)	22,553

Total debt securities	$110,138	$1,285	$(5,962)	$105,461

Mortgage-backed securities
GNMA pass-through certificates	$4,730	$233	$—	$4,963
FHLMC pass-through certificates	4,924	121	(7)	5,038
FNMA pass-through certificates	12,442	508	(2)	12,948
Collateralized mortgage obligations	54,448	817	(1)	55,264

Total mortgage-backed securities	$76,544	$1,679	$(10)	$78,213

Total securities available for sale	$186,682	$2,964	$(5,972)	$183,674

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2010
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$72,470	$52	$(787)	$71,735
Municipal bonds	25,811	456	(861)	25,406
Collateralized debt obligations	9,715	—	(8,581)	1,134
Corporate bonds	17,994	187	(46)	18,135

Total debt securities	$125,990	$695	$(10,275)	$116,410

Mortgage-backed securities
GNMA pass-through certificates	$2,318	$50	$—	$2,368
FHLMC pass-through certificates	3,299	134	—	3,433
FNMA pass-through certificates	16,542	765	(41)	17,266
Collateralized mortgage obligations	17,728	309	(107)	17,930

Total mortgage-backed securities	$39,887	$1,258	$(148)	$40,997

Total securities available for sale	$165,877	$1,953	$(10,423)	$157,407

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government and agency obligations	$12,038	$(34)	$—	$—	$12,038	$(34)
Municipal bonds	1,011	(4)	2,486	(303)	3,497	(307)
Corporate bonds	9,027	(204)	—	—	9,027	(204)
Collateralized debt obligations	100	(198)	3,966	(5,219)	4,066	(5,417)
Mortgage-backed securities	8,147	(10)	10	—	8,157	(10)

Total temporarily impaired investment securities	$30,323	$(450)	$6,462	$(5,522)	$36,785	$(5,972)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government and agency obligations	$52,688	$(787)	$—	$—	$52,688	$(787)
Municipal bonds	6,853	(220)	2,916	(641)	9,769	(861)
Corporate bonds	9,427	(46)	—	—	9,427	(46)
Collateralized debt obligations	35	(364)	1,099	(8,217)	1,134	(8,581)
Mortgage-backed securities	6,675	(110)	3,140	(38)	9,815	(148)

Total temporarily impaired investment securities	$75,678	$(1,527)	$7,155	$(8,896)	$82,833	$(10,423)

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
At September 30, 2011, the Company’s investment securities portfolio consisted of 324 securities, 52 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 90.7% of the total gross unrealized losses at September 30, 2011. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.
As of September 30, 2011, the book value of our pooled trust preferred collateralized debt obligations totaled $9.5 million with an estimated fair value of $4.1 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of September 30, 2011, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 2.2% to 12.0% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of September 30, 2011:
Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$455	$257	$(198)	$(635)	Ca/C	16	48.30%	0.00%
PreTSL VI	1	Mezzanine	42	31	(11)	(16)	Ca/D	3	73.60%	0.00%
PreTSL XIX	1	Mezzanine	981	342	(639)	(826)	C/C	51	27.50%	0.00%
I-PreTSL I	2	Mezzanine	1,837	788	(1,049)	—	NR/CCC	15	16.80%	2.16%
I-PreTSL II	2	Mezzanine	2,722	1,178	(1,544)	—	NR/B	27	4.90%	11.97%
I-PreTSL III	3	Mezzanine	2,708	1,172	(1,536)	—	B2/CCC	22	12.30%	7.05%
I-PreTSL IV	1	Mezzanine	440	198	(242)	—	Ba2/CCC	26	12.80%	4.96%
MM Comm I	1	Mezzanine	298	100	(198)	(1,215)	NR/C	7	61.80%	0.00%

Total	13		$9,483	$4,066	$(5,417)	$(2,692)

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

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment (“OTTI”). As required by FASB ASC Topic No. 320, “Investments — Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the nine months ended September 30, 2011 of $274,000.

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
The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at September 30, 2011, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(in thousands)

Due within one year or less	$2,427	$2,450
Due after one year but within five years	76,325	76,918
Due after five years but within ten years	12,787	13,012
Due after ten years	18,599	13,081
Mortgage-backed securities	76,544	78,213

Total investment securities	$186,682	$183,674

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at September 30, 2011 and 2010 (in thousands):

	For the three months ended
	September 30,
	2011	2010
Beginning balance of cumulative credit losses on CDO securities	$(17,129)	$(16,578)
Additional credit losses for which other than temporary impairment was previously recognized	(63)	(340)

Ending balance of cumulative credit losses on CDO securities, September 30, 2011	$(17,192)	$(16,918)

	For the nine months ended
	September 30,
	2011	2010
Beginning balance of cumulative credit losses on CDO securities	$(16,918)	$(13,493)
Additional credit losses for which other than temporary impairment was previously recognized	(274)	(3,425)

Ending balance of cumulative credit losses on CDO securities, September 30, 2011	$(17,192)	$(16,918)

NOTE 4 — LOANS RECEIVABLE
Loans receivable consist of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)

Commercial mortgage	$381,792	$413,487
Residential mortgage	253,169	258,047
Construction	12,585	15,191
Home equity loans and lines of credit	47,415	47,875
Commercial business loans	39,728	48,223
Other consumer loans	1,060	2,207

Loans receivable, gross	735,749	785,030

Less:
Allowance for loan losses	14,157	12,538
Deferred loan fees	181	174

Loans receivable, net	$721,411	$772,318

Activity in the allowance for loan losses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Balance at beginning of period	$13,332	$11,916	$12,538	$13,311
Provisions charged to operations	8,762	2,700	15,073	4,652
Charge-offs	(2,534)	(2,002)	(8,108)	(5,839)
Write-downs on transfers to HFS	(5,519)	—	(5,519)	—
Recoveries	116	7	173	497

Balance at end of period	$14,157	$12,621	$14,157	$12,621

The following table summarizes activity related to the allowance for loan losses by category for the three months ended September 30, 2011:

	At or for the three months ended September 30, 2011
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$8,533	$107	$1,473	$506	$959	$172	$7	$1,575	$13,332
Charge-offs	(1,174)	—	(1,108)	(19)	(10)	(213)	(10)	—	(2,534)
Write-downs on loans transferred to HFS	(4,381)	—	(989)	(149)	—	—	—	—	(5,519)
Recoveries	80	—	—	30	—	—	6	—	116
Provision for loan losses	7,662	33	1,511	17	16	219	4	(700)	8,762

Balance at end of period	$10,720	$140	$887	$385	$965	$178	$7	$875	$14,157

(1)	includes commercial lines of credit
The following table summarizes activity related to the allowance for loan losses by category for the nine months ended September 30, 2011:

	At or for the nine months ended September 30, 2011
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(3,084)	(86)	(2,298)	(2,114)	(122)	(358)	(46)	—	(8,108)
Write-downs on loans transferred to HFS	(4,381)	—	(989)	(149)	—	—	—	—	(5,519)
Recoveries	96	—	8	39	—	8	22	—	173
Provision for loan losses	8,574	142	3,430	2,145	226	333	18	205	15,073

Balance at end of period	$10,720	$140	$887	$385	$965	$178	$7	$875	$14,157

(1)	includes commercial lines of credit
The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2010:

	At or for the year ended December 31, 2010
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of year	$8,109	$128	$388	$1,826	$2,048	$771	$41	$—	$13,311
Charge-offs	(5,156)	—	(1,160)	(1,754)	(677)	—	(90)	—	(8,837)
Recoveries	472	9	—	58	—	—	29	—	568
Provision for loan losses	6,090	(53)	1,508	334	(510)	(576)	33	670	7,496

Balance at end of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538

(1)	includes commercial lines of credit

Impaired loans at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Non-accrual loans (1)	$28,220	$40,827
Loans delinquent greater than 90 days and still accruing	2,127	2,639
Troubled debt restructured loans	10,496	7,732
Loans less than 90 days and still accruing	2,075	8,514

Total impaired loans	$42,918	$59,712

(1)
Non-accrual loans in the table above include TDRs totaling $405,000 at September 30, 2011 and $11.9 million at December 31, 2010. Total impaired loans do not include loans held for sale. Loans held for sale include $11.6 million of loans that are on non-accrual status of which $7.3 million are TDRs.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$39,215	$43,503	$37,581	$37,714
Interest income recognized during impairment	$219	$284	$545	$467
Cash basis interest income recognized	$25	$—	$182	$147
At September 30, 2011, non-performing loans had a principal balance of $30.3 million compared to $43.5 million at December 31, 2010. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $2.1 million at September 30, 2011 and $2.6 million at December 31, 2010.
Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.
The following table provides a summary of TDRs by performing status.

	September 30, 2011			December 31, 2010
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate (1)	$258	$9,207	$9,465	$11,756	$7,260	$19,016
Residential mortgage	147	1,289	1,436	147	472	619

Total TDRs	$405	$10,496	$10,901	$11,903	$7,732	$19,635

(1)	excludes non-accruing HFS of $7.3 million at September 30, 2011.

The following tables illustrate TDR information for the three and nine months ended September 30, 2011.

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)			(dollars in thousands)
Commercial secured by real estate	1	$108	$107	2	$3,341	$2,379
Residential mortgage	—	—	—	2	811	829

Total	1	$108	$107	4	$4,152	$3,208

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	contracts	Investment	contracts	Investment
	(dollars in thousands)		(dollars in thousands)
Commercial secured by real estate	1	$258	1	$258

Total	1	$258	1	$258

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at September 30, 2011 was an impairment reserve for TDRs in the amount of $274,000.

The following table presents impaired loans at September 30, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2011 (1)	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$19,691	$22,003	$4,011	$16,983	$135
Commercial secured by other	—	—	—	—	—
Construction	2,392	2,392	750	535	—
Other commercial	475	476	48	476	—
Residential mortgage	147	191	16	147	—
Home equity loans and lines of credit		—	—	—	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with a related allowance	$22,705	$25,062	$4,825	$18,141	$135

Impaired loans with no related allowance
Commercial secured by real estate	$11,394	$13,081	$—	$11,384	$246
Commercial secured by other	—	—	—	—	—
Construction	2,074	3,012	—	2,506	—
Other commercial	404	906	—	379	—
Residential mortgage	5,833	6,102	—	4,639	96
Home equity loans and lines of credit	508	797	—	532	68
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with no related allowance	$20,213	$23,898	$—	$19,440	$410

Total impaired loans
Commercial secured by real estate	$31,085	$35,084	$4,011	$28,367	$381
Commercial secured by other	—	—	—	—	—
Construction	4,466	5,404	750	3,041	—
Other commercial	879	1,382	48	855	—
Residential mortgage	5,980	6,293	16	4,786	96
Home equity loans and lines of credit	508	797	—	532	68
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Total impaired loans	$42,918	$48,960	$4,825	$37,581	$545

(1)	excludes HFS non-accruing loans of $11.6 million of which $7.3 million are TDRs.

The following table presents impaired loans at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$21,449	$21,689	$3,510	$21,826	$273
Commercial secured by other	—	—	—	—	—
Construction	4,966	4,966	603	4,623	—
Other commercial	2,223	2,249	67	2,166	—
Residential mortgage	619	663	19	183	5
Home equity loans and lines of credit	66	66	35	66	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with a related allowance	$29,323	$29,633	$4,234	$28,864	$278

Impaired loans with no related allowance
Commercial secured by real estate	$18,923	$24,426	$—	$20,999	$84
Commercial secured by other	86	411	—	337	—
Construction	3,980	6,671	—	2,790	—
Other commercial	2,162	3,398	—	2,362	—
Residential mortgage	4,508	4,903	—	4,600	21
Home equity loans and lines of credit	730	772	—	576	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Impaired loans with no related allowance	$30,389	$40,581	$—	$31,664	$105

Total impaired loans
Commercial secured by real estate	$40,372	$46,115	$3,510	$42,825	$357
Commercial secured by other	86	411	—	337	—
Construction	8,946	11,637	603	7,413	—
Other commercial	4,385	5,647	67	4,528	—
Residential mortgage	5,127	5,566	19	4,783	26
Home equity loans and lines of credit	796	838	35	642	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Total impaired loans	$59,712	$70,214	$4,234	$60,528	$383

The following table presents loans by past due status at September 30, 2011:

			90 Days
			or More	Total
	31-59 Days	60-89 Days	Delinquent	Delinquent			Total
September 30, 2011	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual (1)	Current	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$574	$2,870	$—	$3,444	$18,456	$359,892	$381,792
Residential mortgage	873	828	1,883	3,584	2,808	246,777	253,169
Construction	—	—	—	—	4,466	8,119	12,585
Home equity loans and lines of credit	307	328	244	879	264	46,272	47,415
Commercial business loans	—	41	—	41	2,226	37,461	39,728
Other consumer loans	—	—	—	—	—	1,060	1,060

Total	$1,754	$4,067	$2,127	$7,948	$28,220	$699,581	$735,749

(1)	excludes $11.6 million of HFS loans
The following table presents loans by past due status at December 31, 2010:

			90 Days
			or More	Total
	31-59 Days	60-89 Days	Delinquent	Delinquent			Total
December 31, 2010	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual	Current	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$1,305	$94	$—	$1,399	$27,781	$384,307	$413,487
Residential mortgage	796	477	2,207	3,480	2,449	252,118	258,047
Construction	—	—	—	—	3,980	11,211	15,191
Home equity loans and lines of credit	164	103	432	699	363	46,813	47,875
Commercial business loans	—	—	—	—	6,254	41,969	48,223
Other consumer loans	—	16	—	16	—	2,191	2,207

Total	$2,265	$690	$2,639	$5,594	$40,827	$738,609	$785,030

Our policies provide for the classification of commercial loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. There is no specific credit metrics used to determine the risk rating.
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
The following table presents commercial loans by credit quality indicator at September 30, 2011:

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade
September 30, 2011	1-5	6	7	7.5	7.9 (1)	Total
	(in thousands)

Commercial secured by real estate	$335,403	$14,381	$8,115	$9,906	$24,475	$392,280
Commercial term loans	6,865	—	—	5	—	6,870
Construction	8,257	—	—	—	4,328	12,585
Other commercial	21,043	448	—	—	879	22,370

	$371,568	$14,829	$8,115	$9,911	$29,682	$434,105

(1)	excludes HFS non-accruing loans of $11.6 million of which $7.3 million are TDRs.
The following table presents commercial loans by credit quality indicator at December 31, 2010:

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade
December 31, 2010	1-5	6	7	7.5	7.9	Total
	(in thousands)

Commercial secured by real estate	$348,166	$12,064	$23,720	$14,248	$26,730	$424,928
Commercial term loans	4,887	14	—	—	86	4,987
Construction	3,725	120	2,400	—	8,946	15,191
Other commercial	24,262	1,252	3,297	822	2,162	31,795

	$381,040	$13,450	$29,417	$15,070	$37,924	$476,901

The following table presents consumer loans by credit quality indicator at September 30, 2011:

		31-89 Days		Impaired
September 30, 2011	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$245,488	$1,701	$2,808	$3,172	$253,169
Home equity loans and lines of credit	46,272	635	264	244	47,415
Other consumer loans	1,060	—	—	—	1,060

Total consumer loans	$292,820	$2,336	$3,072	$3,416	$301,644

The following table presents consumer loans by credit quality indicator at December 31, 2010:

		31-89 Days		Impaired
December 31, 2010	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$252,118	$1,273	$2,449	$2,207	$258,047
Home equity loans and lines of credit	46,813	267	363	432	47,875
Other consumer loans	2,191	16	—	—	2,207

Total consumer loans	$301,122	$1,556	$2,812	$2,639	$308,129

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at September 30, 2011			at December 31, 2010
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$55,714	$—	$—	$71,735	$—
Municipal bonds	—	23,128	—	—	25,406	—
Collateralized debt obligations	—	—	4,066	—	—	1,134
Corporate bonds	—	22,553	—	—	18,135	—
Mortgage-backed securities	—	78,213	—	—	40,997	—

Total securities available for sale	$—	$179,608	$4,066	$—	$156,273	$1,134

Loans held for sale	$—	$13,404	$—	$—	$1,224	$—

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and September 30, 2010.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	(in thousands)
	Nine months ended September 30,
	2011	2010
Beginning balance	$1,134	$1,456
Accretion of discount	41	91
Payments received	—	—
Unrealized holding gain	3,165	3,435
Other-than-temporary impairment included in earnings	(274)	(3,425)

Ending balance	$4,066	$1,557

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at September 30, 2011			at December 31, 2010
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans:
Commercial secured by real estate	$—	$18,742	$12,343	$—	$35,891	$4,481
Commercial secured by other	—	—	—	—	86	—
Construction	—	2,074	2,392	—	8,657	289
Other commercial	—	404	475	—	3,947	438
Residential mortgage	—	5,980	—	—	5,127	—
Home equity loans	—	508	—	—	796	—

Total impaired loans	$—	$27,708	$15,210	$—	$54,504	$5,208

Other real estate owned:
Commercial	$—	$5,779	$—	$—	$2,257	$—
Residential mortgage	—	828	—	—	998	—

Total other real estate owned	$—	$6,607	$—	$—	$3,255	$—

Assets held for sale	$—	$—	$—	$—	$479	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$362	$—	$—	$445

Other real estate owned properties are recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure. Fair market value is estimated by using professional real estate appraisals and may be subsequently adjusted based upon real estate broker opinions.
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

	At September 30, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$33,121	$33,121	$14,997	$14,997
Interest-bearing time deposits	$10,012	$10,094	$9,361	$9,440
Investment securities	$183,674	$183,674	$157,407	$157,407
Loans held for sale	$13,404	$13,404	$1,224	$1,224
Loans receivable	$721,411	$727,315	$772,318	$780,277
FHLB Stock	$7,843	$7,843	$8,721	$8,721
Bank owned life insurance (BOLI)	$29,001	$29,001	$28,252	$28,252
Accrued interest receivable	$3,744	$3,744	$4,029	$4,029

Liabilities
Savings deposits	$86,770	$86,770	$84,312	$84,312
NOW, checking and MMDA deposits	$407,641	$407,641	$361,973	$361,973
Certificates of deposit	$280,032	$283,717	$306,783	$309,897
Borrowings	$150,920	$157,326	$169,637	$174,553
Accrued interest payable	$549	$549	$714	$714
The carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, and accrued interest receivable and payable.
Investment securities — The fair value is determined as previously described.
Loans held for sale — The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair value is equal to the carrying value, since the time from when a loan is closed and settled is generally not more than two weeks. The fair values of loans transferred from the loan portfolio are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Loans held for sale are not included in non-performing loans.
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
Bank owned life insurance (BOLI) — The fair value of BOLI approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.
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
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 6 — OTHER REAL ESTATE OWNED
At September 30, 2011, other real estate owned (OREO) totaled $6.6 million and consisted of one residential property and twelve commercial properties. At December 31, 2010, OREO totaled $3.3 million, net of an allowance for losses of $305,000, and consisted of three residential and eight commercial properties.
For the three months ended September 30, 2011, the Company sold three commercial OREO properties and one residential OREO property with an aggregate carrying value totaling $1.4 million. The Company recorded net losses on the sale of OREO of $22,000 in the third quarter of 2011 compared to net gains of $7,000 recorded in the third quarter of 2010. For the nine months ended September 30, 2011, the Company sold six residential OREO properties and seven commercial OREO properties with an aggregate carrying value of $2.7 million. For the nine months ended September 30, 2011, the Company recorded net losses on the sale of OREO of $22,000 as compared to net gains on OREO sales for the nine months ended September 30, 2010 of $255,000. During the current quarter, the Company added five commercial properties and one residential property to OREO with aggregate carrying values of $3.9 million and $59,000, respectively.
Net expenses applicable to OREO were $877,000 for the three month period ending September 30, 2011, which included OREO valuation write-downs of $748,000, taxes and insurance totaling $81,000, net losses on the sale of OREO of $22,000 and $26,000 of miscellaneous expenses, net of OREO rental income. For the three months ended September 30, 2010, net expenses applicable to OREO of $182,000 included OREO valuation write-downs totaling $109,000, taxes and insurance totaling $40,000, net gains of $7,000 on the sale of OREO and $40,000 of miscellaneous expenses, net of rental income. For the nine months ended September 30, 2011, net expenses applicable to OREO totaled $1.1 million which included OREO valuation write-downs of $824,000, taxes and insurance totaling $169,000, net losses on the sale of OREO totaling $22,000 and miscellaneous expenses, net of rental income totaling $93,000. For the nine months ended September 30, 2010, net expenses totaled $370,000 which included OREO valuation write-downs of $335,000. Other expenses totaling $298,000 were partially offset by net gains on the sale of OREO of $255,000.
On October 6, 2011, the Company sold one commercial OREO property with an aggregate value of $113,000. As of the date of this filing, the Company has agreements of sale for two OREO properties with an aggregate carrying value totaling $687,000 and letters of intent on two commercial OREO properties totaling $2.2 million, although, in the absence of agreements of sale, there can no assurances that these transactions will close.
NOTE 7— DEPOSITS
Deposits are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Savings accounts	$86,770	$84,312
NOW accounts and money market funds	328,018	293,706
Non-interest bearing checking	79,622	68,267
Certificates of deposit of less than $100,000	163,881	170,524
Certificates of deposit of $100,000 or more	116,152	136,259

	$774,443	$753,068

NOTE 8 — INCOME TAXES
Income tax benefit for the nine months ended September 30, 2011 was primarily impacted by the reversal of $12.3 million of the deferred tax asset valuation allowance. The balance of the valuation allowance remaining after the reduction was approximately $1.5 million as of September 30, 2011. The release of the valuation allowance was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters, projected future taxable income and a recent tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. Based on these factors management has determined that it is more likely than not that a greater portion of its deferred tax assets are realizable and has adjusted the valuation allowance accordingly.

	Three months ended September 30,		Nine months ended September 30,
Income taxes	2011	2010	2011	2010
	(in thousands)		(in thousands)

Pre-tax income (loss)	$(7,041)	$886	$(5,446)	$1,689
Income tax expense (benefit)	$(8,207)	$(959)	$(15,473)	$(1,490)
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
During 2010, the Company issued 740,000 incentive stock options to certain employees at grant prices ranging from $7.27 per share to $8.50 per share. In addition, in 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share. In 2011, 70,000 incentive stock options were issued to certain employees at grant prices ranging from $10.11 per share to $10.19 per share.

Stock option activity for the nine months ended September 30, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life
Outstanding at January 1, 2011	763,600	$7.30
Granted	70,000	$10.18
Forfeited	(10,000)	$7.27
Exercised	(590)	$7.68

Outstanding at September 30, 2011	823,010	$7.54	8.8 years

Exercisable at September 30, 2011	148,130	$7.28	8.7 years

Aggregate Intrinsic Value at September 30, 2011	$—

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
Restricted stock activity for the nine months ended September 30, 2011 was as follows:

	Restricted	Weighted Average
	Common	Fair Value at
	Shares	Grant Date
Outstanding at January 1, 2011	11,000	$7.68
Granted	—	—
Forfeited	—	—

Outstanding at September 30, 2011	11,000	$7.68

At September 30, 2011, unrecognized compensation costs on unvested stock options and restricted stock awards was $2.2 million which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three and nine months ended September 30, 2011 and September 30, 2010 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$139	$124	$386	$144
Restricted common stock	4	4	13	4

Total compensation expense	143	128	399	148
Tax benefit	3	3	8	3

Net income effect	$140	$125	$391	$145

As of September 30, 2011, 833,600 options were issued, leaving 497,752 options available to be issued. As of September 30, 2011, based on the option agreements, there were 148,130 incentive stock options exercisable.

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
As of September 30, 2011, options to purchase 823,010 shares were outstanding and antidilutive, and accordingly, were excluded in determining diluted earnings per common share. In addition, 11,000 shares of restricted stock were outstanding and antidilutive, and accordingly, were also excluded in determining diluted earnings per common share. As of September 30, 2010, options to purchase 753,600 shares were antidilutive, and accordingly, were excluded in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three and nine month periods ended September 30, 2011 and September 30, 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except share data)

Net income	$1,166	$1,845	$10,027	$3,179

Weighted average shares outstanding	12,405,298	12,358,140	12,392,626	12,348,861
Basic earnings per share	$0.09	$0.15	$0.81	$0.26
Diluted weighted average shares outstanding	12,406,150	12,368,865	12,398,826	12,359,770
Diluted basic earnings per share	$0.09	$0.15	$0.81	$0.26
NOTE 11 — SALE OF BANK PREMISES
On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, NJ. The sale was consummated on May 31, 2011. The selling price of the properties was $7.2 million dollars with net cash proceeds of $6.8 million received at time of sale. The net book value of the property at the time of closing was $3.8 million resulting in a gain of $3.4 million. This gain is being recognized under the full accrual method and as an operating lease in accordance with ASC Section 840-40 Sale Leaseback Transactions which permits $1.8 million of the gain to be recognized at the time of sale and the remaining portion of the gain, $1.6 million, to be recognized evenly over the initial three-year lease period. The Bank entered into six separate lease agreements, each for a discrete portion of the original complex with initial three year terms, all ending in 2014.
NOTE 12 — REGULATORY MATTERS
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
At September 30, 2011, the Company had total assets of $1.079 billion compared to $1.061 billion at December 31, 2010. For the three months ended September 30, 2011 and 2010, the Company had total revenues (interest income plus non-interest income) of $12.8 million and $14.0 million, respectively. Net income for the three months ended September 30, 2011 totaled $1.2 million compared to net income of $1.8 million for the three months ended September 30, 2010. For the nine month periods ended September 30, 2011 and 2010, total revenues were $40.8 million and $39.0 million, respectively. Net income for the nine months ended September 30, 2011 totaled $10.0 million, compared to $3.2 million for the nine months ended September 30, 2010.
Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, and 15 branch offices located in Atlantic and Cape May Counties, New Jersey and two loan production offices located in Burlington County, New Jersey and Cape May County, New Jersey. The Bank received regulatory approval for the closing of two branches in Cape May County, which were effective on December 3, 2010 and February 4, 2011. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At September 30, 2011, 97.6% of our loan portfolio was secured by real estate and 59.0% of our portfolio were commercial related loans. We also maintain an investment portfolio.
We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey. The Company opened a loan production office in Burlington County, New Jersey in February 2011. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity. For the periods ended, and as of, September 30, 2011, HFS are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. Non-performing loans as a percentage of total loans decreased to 4.13% at September 30, 2011 from 5.54% at December 31, 2010. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 3.49% at September 30, 2011 from 4.41% at December 31, 2010. The ratio of our allowance for loan losses to total loans increased to 1.92% at September 30, 2011 from 1.60% at December 31, 2010. The three months ended September 30, 2011 included loan charge-offs of $2.5 million and write-downs on loans transferred to HFS of $5.5 million compared to charge-offs of $2.0 million for the three months ended September 30, 2010. The nine months ended September 30, 2011 included loan charge-offs of $8.1 million and write-downs on loans transferred to HFS of $5.5 million compared to charge-offs of $5.8 million for the nine months ended September 30, 2010. The transactions related to the loans held for sale are expected to close in the fourth quarter of 2011. Of the $13.6 million of loans charged-off or written-down during the current nine month period, $1.1 million were fully reserved for as of December 31, 2010. Our total loan portfolio decreased from $784.8 million at December 31, 2010 to $735.6 million at September 30, 2011 as a result of the $13.6 million in charge-offs and write-downs for transfers to held for sale, transfers to OREO of $6.8 million, the reclassification of $11.9 million of loans to loans held for sale, payoffs and normal amortization. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $21.3 million from $753.1 million at December 31, 2010 to $774.4 million at September 30, 2011. Increases in Now account and money market funds of $34.3 million and non-interest bearing checking accounts of $11.4 million were partially offset by a decline in certificates of deposit of $26.8 million accounted for the total increase.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At September 30, 2011, our retail market area primarily included the area surrounding our 16 offices located in Cape May and Atlantic Counties, New Jersey and our loan production office in Burlington County, New Jersey which opened in February 2011.
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
Beginning in 2009, the Bank has continued to de-emphasize extensions of credit to both the hospitality and restaurant industries. The current loan portfolio has high concentrations in both segments which have experienced considerable weakness during the economic downturn. At September 30, 2011 loans held for sale included $7.7 million, net of $4.0 million of write-downs, of loans previously reported in the hospitality and restaurant industries.
For the remainder of 2011 and into 2012, we anticipate a gradual decrease in the amount of problem assets based on management’s current assessment of these assets. National and local economic trends are mixed as unemployment nationally and for the State of New Jersey has seen a decline comparing August 2010 to August 2011. Locally, unemployment has increased slightly comparing August 2010 to August 2011, with Atlantic County and Cape May County unemployment rates increasing 0.9% and 6.9%, respectively. Residential building permits within Atlantic County and Cape May County are also mixed as Atlantic County residential building permits in value and number have declined while Cape County residential building permits have increased in both value and number. The Bank’s local market has had specific economic development with the Revel Casino hotel obtaining permanent financing with expected completion by the spring of 2012. It is anticipated that this construction project may produce approximately 2,000 jobs and the finished project may result in approximately 5,500 jobs within the Bank’s market area.

Loan demand within our market area has been weak during the first nine months of 2011 and is expected to remain moderate during the remainder of 2011 and into 2012. Median home sales prices in Atlantic County increased from the second quarter 2010 to the second quarter 2011 by 1.7%, while in Cape May County the median home sales price increased by 9.3% for the same period. The number of home sales in Atlantic County decreased from the second quarter of 2010 compared to the second quarter of 2011by 26.2%. The number of home sales in Cape May County increased from the second quarter of 2010 compared to the second quarter of 2011by 1.0%.
Managing non-performing assets to performing status or disposal:
Our non-performing assets began to increase in 2008, and continued to increase through 2010 and into 2011. The deterioration in our local real estate market began during the first quarter of 2008 and continued to decline through 2009. Median home sales prices and volume are mixed within our market area, as noted previously. Residential building permits for Atlantic and Cape May Counties are mixed with Atlantic County showing a decrease and Cape May County showing an increase from 2010 levels. Unemployment has also affected non-performing assets and has increased from August 2010 to August 2011 in both Atlantic and Cape May Counties by 0.9% and 6.9% respectively. These negative economic trends have contributed to a significant increase in non-performing assets from $3.95 million at December 31, 2007 to $37.7 million (excluding HFS) at September 30, 2011. This increase was affected by the sustained national recession and by the significant increase in our total loan portfolio during the period. For the periods ended, and as of, September 30, 2011, HFS are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to non-performing loans, which exclude HFS, decreased from 102.85% in 2007 to 46.65% at September 30, 2011as non-performing loans increased from $4.0 million at December 31, 2007 to $30.3 million at September 30, 2011; net charge-offs (excluding write-downs of transfers to HFS) to average loans increased from 0.06% in 2007 to 1.37% for the nine months ended September 30, 2011; impaired loans increased from $4.0 million in 2007 to $42.9 million at September 30, 2011; and delinquent loans increased from $15.7 million at December 31, 2007 to $34.0 million at September 30, 2011. Delinquent loans also increased in number during this same time period.
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
Reducing the level of non-performing assets during the remainder of 2011 will improve our results of operations by converting non-earning assets to earning assets and reducing the expense of managing non-performing assets, which will benefit our interest income, net interest margin and net income. Loan demand is expected to remain weak to moderate during the remainder of 2011 and into 2012, as economic concerns continue relative to housing and unemployment within our market place.
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
2011 Overview
Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 11.6% and 7.8% respectively as of August 2011. Median home sales prices have improved slightly in Atlantic County and Cape May County when comparing Q2 2010 to Q2 2011, while residential building permits are mixed with Atlantic County showing a decrease and Cape May County showing an increase from 2010 levels.
During the remainder of 2011 and into 2012, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing loan underwriting practices, which we believe are appropriate in the current market. The recognition of additional goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with expected decreases in non-performing assets and a competitive net interest margin and efficiency ratio, additional goodwill impairment is not probable. Our capital remains strong at Cape Bank and there is no expectation of raising additional capital through government programs or by any other means during the remainder of 2011 or in 2012.

Unemployment increased in both Atlantic and Cape May Counties as of August 2011, from August 2010 by 0.9% and 6.9%, respectively. As of August 2011, unemployment in Atlantic and Cape May Counties was 11.6% and 7.8% respectively. When comparing the second quarter of 2010 to the second quarter of 2011, median home sales prices and the number of homes sold have increased in Cape May County while in Atlantic County median homes sale prices increased but the number of homes sold have decreased when comparing the second quarter of 2010 to the second quarter of 2011. Seasonal businesses enjoyed a very good season with the weather providing ideal conditions with the exception of hurricane Irene at the end of the summer season. Local lodging facilities based on the barrier islands had a good 2011 season with little indication of discounting needed to keep hotels fully occupied. Seasonal merchants have indicated a comparable season in 2011 to 2010, however not as strong a result as the crowds may have implied.
During the past two years and nine months, the Bank’s yield curve has been relatively constant as the Bank’s annual net interest margin for 2009 and 2010 and year-to-date 2011 has remained within a range of 9 basis points, with a high of 3.63% for the nine months ended September 30, 2011 and a low of 3.54% for the twelve months ended December 31, 2009. Maintaining the net interest margin at these levels will be a challenge in a rising interest rate environment. For more details refer to the discussion on Net Interest Income Analysis later in this document.
The Bank’s net interest margin for the twelve month periods ended December 31, 2008, 2009 and 2010 was 3.48%, 3.54% and 3.66%, respectively. For the nine month period ended September 30, 2011, the Bank’s net interest margin was 3.63%. This improvement is the result of our cost of funds declining 144 basis points offset in part by the yield on our earning assets declining 113 basis points from December 31, 2008 to September 30, 2011. During the period from December 31, 2008 to September 30, 2011 our yield curve steepened slightly as a result of short-term rates dropping consistent with the decline in the Fed Funds rate. Commercial loans tied to the prime rate were affected most significantly during this period of declining short-term interest rates. The cost of funds during the same period dropped significantly in conjunction with the decrease in the Fed Funds Rate. In addition, average certificates of deposit costs decreased from 3.55% in 2008 to 1.49% for the nine months ended September 30, 2011.
The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefited the Bank’s net interest income as the decrease in cost of funds has outpaced the decrease in the yield on earning assets during the twelve month period ended December 31, 2010 compared to the twelve month period ended December 31, 2009.
If interest rates continue to remain at current levels over the next twelve months as we expect, some margin compression will occur as our opportunities to reduce interest expense become fewer and loans and investments continue to reprice lower. Evidence of this scenario exists as the yield on earning assets decreased 30 basis points for the nine month period ended September 30, 2011, compared to the twelve month period ended December 31, 2010 while the cost of funds decreased 29 basis points for the same period. Nevertheless, management does expect margin to be maintained near its current level while a continued reduction in non-performing assets could potentially be accretive to margin in the future.
The impact of changes in interest rates on the Bank’s net interest income is discussed in more detail in Item 3 — Quantitative and Qualitative Disclosures About Mark Risk.
For the remainder of 2011, and into 2012, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing loan underwriting practices, which we believe are appropriate in the current market.
The recognition of goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with non-performing assets expected to remain stable and continued earnings, additional goodwill impairment is not probable.
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
At September 30, 2011, the Company’s total assets were $1.079 billion, an increase of $17.6 million from the December 31, 2010 level of $1.061 billion.
Cash and cash equivalents increased $18.1 million, or 120.9%, to $33.1 million at September 30, 2011 from $15.0 million at December 31, 2010. The majority of this increase is attributable to a higher cash balance at the Federal Reserve Bank due to a large cash letter on the last day of the quarter and excess liquidity because of a decline in loans outstanding.

Interest-bearing time deposits increased to $10.0 million at September 30, 2011 from $9.4 million at December 31, 2010, an increase of $695,000 or 7.0%. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.
Total loans decreased to $735.6 million at September 30, 2011 from $784.9 million at December 31, 2010, a decrease of $49.3 million or 6.28%. Net loans decreased $50.9 million, net of an increase in the allowance for loan losses of $1.6 million. Delinquent loans decreased $623,000 to $34.0 million or 4.63% of total gross loans at September 30, 2011 from $34.7 million, or 4.43% of total gross loans at December 31, 2010. Total delinquent loans by portfolio at September 30, 2011 were $26.5 million of commercial mortgage and commercial business loans, $6.4 million of residential mortgage loans and $1.1 million of consumer loans. At September 30, 2011, delinquent loan balances by number of days delinquent were: 31 to 59 days — $1.7 million; 60 to 89 days — $4.1 million; and 90 days and greater — $28.2 million.
At September 30, 2011, the Company had $30.3 million in non-performing loans or 4.13% of total gross loans, a decrease of $13.2 million from $43.5 million, or 5.61% of total gross loans at December 31, 2010. Non-performing loans do not include loans held for sale. Loans held for sale include $11.6 million of loans that are on non-accrual status of which $7.3 million are TDRs. At September 30, 2011, non-performing loans by loan portfolio category were as follows: $25.1 million of commercial loans, $4.7 million of residential mortgage loans, and $508,000 of consumer loans. Of these stated delinquencies, the Company had $2.1 million of loans that were 90 days or more delinquent and still accruing (14 residential mortgage loans for $1.9 million and 5 consumer loans for $244,000). These loans are well secured, in the process of collection and we anticipate no losses will be incurred.
At September 30, 2011, commercial non-performing loans had collateral type concentrations of $7.5 million (21 loans or 30%) secured by commercial buildings and equipment, $3.4 million (16 loans or 13%) secured by residential related commercial loans, $3.4 million (7 loans or 14%) secured by restaurant properties, $5.2 million (7 loans or 21%) secured by land and building lots, $5.2 million (9 loans or 21%) secured by retail stores, and $382,000 (1 loan or 1%) secured by marina/recreational properties. The three largest commercial non-performing loans are $5.2 million, $2.5 million, and $2.4 million. Non-performing loans do not include loans held for sale.
We believe we have charged-off, written-down or established appropriate loss reserves on problem loans that we have identified. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.
Total investment securities increased $26.3 million, or 16.69%, to $183.7 million at September 30, 2011 from $157.4 million at December 31, 2010. At September 30, 2011 and December 31, 2010 all of the Company’s investment securities were classified as available-for-sale (AFS). The increase in the portfolio is primarily a result of reinvesting the cash proceeds of approximately $7.0 million from the sale of bank premises on May 31, 2011, cash flows generated from the loan portfolio, and a $5.5 million increase in the fair market value of the investment portfolio. CDO securities which have been principally issued by insurance companies comprise $2.3 million of the investment portfolio’s fair market value increase. This increase is indicative of the insurance company issuers not experiencing the degree of deferrals and defaults that have plagued the CDOs backed by banks. The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the nine months ended September 30, 2011. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. For the nine months ended September 30, 2011, the Company recorded a $274,000 charge to earnings related to the credit loss portion of impairment.
At September 30, 2011, other real estate owned (OREO) totaled $6.6 million and consisted of one residential property and twelve commercial properties. There was no allowance for OREO losses at September 30, 2011 as write-downs have been recorded as an expense and the OREO values were adjusted to reflect the current fair value. At December 31, 2010, OREO totaled $3.3 million, net of an allowance for losses of $305,000 and consisted of three residential and eight commercial properties. For the nine months ended September 30, 2011, the Company sold six residential OREO properties and seven commercial OREO properties with an aggregate carrying value totaling $2.7 million. Also, during the current quarter, the Company added five commercial properties and one residential property to OREO with aggregate carrying values of $3.9 million and $59,000, respectively. As of the date of this filing, the Company has agreements of sale for two OREO properties with an aggregate carrying value totaling $687,000 and letters of intent on two commercial OREO properties totaling $2.2 million, although, in the absence of agreements of sale, there can no assurances that these transactions will close.
At September 30, 2011, Cape Bancorp’s total deposits increased to $774.4 million from $753.1 million at December 31, 2010, an increase of $21.3 million or 2.84%. At September 30, 2011, non-interest bearing deposits increased $11.3 million, or 16.63%, to $79.6 million at September 30, 2011 from $68.3 million at December 31, 2010. NOW and money market accounts increased $34.3 million, or 11.68%, to $328.0 million at September 30, 2011 from $293.7 million at December 31, 2010. Certificates of deposit decreased $26.8 million, or 8.72%, to $280.0 million at September 30, 2011 from $306.8 million at December 31, 2010.

Borrowings decreased $18.7 million, or 11.03%, to $150.9 million at September 30, 2011 from $169.6 million at December 31, 2010. Funding sources originating primarily from an increase in deposits and a decline in loan balances were used to pay down borrowings. At September 30, 2011, the Company’s borrowings to assets ratio decreased to 14.0% from 16.0% at December 31, 2010. Borrowings to total liabilities decreased to 16.2% at September 30, 2011 from 18.3% at December 31, 2010.
At September 30, 2011, the Company’s total equity increased to $146.5 million from $132.2 million at December 31, 2010, an increase of $14.3 million, or 10.85%. The increase in equity is primarily attributable to the net income of $10.0 million and a decrease in accumulated other comprehensive loss, net of tax of $3.6 million. At September 30, 2011, stockholders’ equity totaled $146.5 million or 13.58% of period-end assets, and tangible equity totaled $123.6 million or 11.70% of period-end tangible assets.
The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans and loans held for sale were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields and rates have been annualized.

	For the Three Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$25,940	$33	0.50%	$15,470	$40	1.03%
Investments	181,081	1,169	2.53%	171,632	1,395	3.18%
Loans	758,920	10,362	5.42%	783,044	11,220	5.68%

Total interest-earning assets	965,941	11,564	4.75%	970,146	12,655	5.18%
Noninterest-earning assets	123,238			104,568
Allowance for loan losses	(13,649)			(12,462)

Total assets	$1,075,530			$1,062,252

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$139,248	115	0.33%	$112,075	98	0.35%
Savings accounts	86,458	55	0.25%	83,830	79	0.37%
Money market accounts	170,874	340	0.79%	161,795	457	1.12%
Certificates of deposit	300,761	1,120	1.48%	335,050	1,471	1.74%
Borrowings	142,257	1,252	3.49%	154,669	1,453	3.73%

Total interest-bearing liabilities	839,598	2,882	1.36%	847,419	3,558	1.67%
Noninterest-bearing deposits	83,732			72,778
Other liabilities	6,500			9,409

Total liabilities	929,830			929,606
Stockholders’ equity	145,700			132,646

Total liabilities & stockholders’ equity	$1,075,530			$1,062,252

Net interest income		$8,682			$9,097

Net interest spread			3.39%			3.51%
Net interest margin			3.57%			3.72%
Net interest income and margin (tax equivalent basis) (1)		$8,801	3.61%		$9,247	3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.05%			114.48%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $119,000, and $150,000 for the three month period ended September 30, 2011 and 2010, respectively. The impact of this adjustment increased the average yield on investments from 2.53% to 2.82% for the three month period ended September 30, 2011 and from 3.18% to 3.57% for the three month period ended September 30, 2010.

	For the Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$20,978	$95	0.61%	$13,806	$119	1.15%
Investments	175,037	3,496	2.63%	173,844	3,671	2.78%
Loans	773,570	31,576	5.46%	792,580	34,259	5.78%

Total interest-earning assets	969,585	35,167	4.85%	980,230	38,049	5.19%
Noninterest-earning assets	110,715			102,131
Allowance for loan losses	(13,065)			(12,702)

Total assets	$1,067,235			$1,069,659

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$135,433	334	0.33%	$111,488	301	0.36%
Savings accounts	84,667	163	0.26%	81,633	256	0.42%
Money market accounts	161,595	1,009	0.83%	153,205	1,416	1.24%
Certificates of deposit	311,609	3,467	1.49%	355,323	4,804	1.81%
Borrowings	151,631	3,856	3.40%	162,749	4,485	3.68%

Total interest-bearing liabilities	844,935	8,829	1.40%	864,398	11,262	1.74%
Noninterest-bearing deposits	75,720			65,135
Other liabilities	5,895			9,161

Total liabilities	926,550			938,694
Stockholders’ equity	140,685			130,965

Total liabilities & stockholders’ equity	$1,067,235			$1,069,659

Net interest income		$26,338			$26,787

Net interest spread			3.45%			3.45%
Net interest margin			3.63%			3.65%
Net interest income and margin (tax equivalent basis) (1)		$26,693	3.68%		$27,248	3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.75%			113.40%

(1)
In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $355,000, and $461,000 for the nine month period ended September 30, 2011 and 2010, respectively. The impact of this adjustment increased the average yield on investments from 2.63% to 2.94% for the nine month period ended September 30, 2011 and from 2.78% to 3.18% for the nine month period ended September 30, 2010.

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

	For the Three Months Ended September 30, 2011
	Compared to September 30, 2010
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$19	$(26)	$(7)
Investments	69	(295)	(226)
Loans	(340)	(518)	(858)

Total interest income	(252)	(839)	(1,091)

Interest-Bearing Liabilities
Interest-bearing demand accounts	23	(6)	17
Savings accounts	2	(26)	(24)
Money market accounts	25	(142)	(117)
Certificates of deposit	(142)	(209)	(351)
Borrowings	(113)	(88)	(201)

Total interest expense	(205)	(471)	(676)

Total net interest income	$(47)	$(368)	$(415)

	For the Nine Months Ended September 30, 2011
	Compared to September 30, 2010
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$47	$(71)	$(24)
Investments	18	(193)	(175)
Loans	(808)	(1,875)	(2,683)

Total interest income	(743)	(2,139)	(2,882)

Interest-Bearing Liabilities
Interest-bearing demand accounts	61	(28)	33
Savings accounts	10	(103)	(93)
Money market accounts	74	(481)	(407)
Certificates of deposit	(548)	(789)	(1,337)
Borrowings	(296)	(333)	(629)

Total interest expense	(699)	(1,734)	(2,433)

Total net interest income	$(44)	$(405)	$(449)

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010
General. Net income for the three months ended September 30, 2011 was $1.2 million, or $.09 per common and fully diluted share, compared to net income of $1.8 million, or $.15 per common and fully diluted share for the three months ended September 30, 2010. The loan loss provision for the third quarter of 2011 totaled $8.8 million compared to $2.7 million for the third quarter ended September 30, 2010. Net interest income declined $415,000 from $9.1 million in the third quarter 2010 to $8.7 million in the third quarter ended September 30, 2011, primarily resulting from the year-over-year decrease in the commercial loan portfolio. The third quarter of 2011 included an other-than-temporary-impairment (OTTI) charge of $63,000 compared to an OTTI charge of $340,000 in the third quarter of 2010. During the third quarter of 2011, the Company recorded net gains on the sale of investment securities of $19,000 compared to net gains of $343,000 recorded in the third quarter ended September 30, 2010. Total non-interest expense increased $1.3 million from the third quarter of 2010 as a result of higher salary and benefit costs of $593,000 (the third quarter of 2010 included a $450,000 reversal of previously accrued compensation expense), higher loan related expenses of $234,000 (real estate taxes and higher OREO expenses of $690,000 (increase in OREO write-downs of $639,000). Also, in the third quarter of 2011, the Company reversed $4.6 million, or $.37 per share, of the deferred tax asset valuation allowance. The net interest margin decreased 15 basis points to 3.57% for the quarter ended September 30, 2011 from 3.72% for the quarter ended September 30, 2010.
For the nine months ended September 30, 2011, net income totaled $10.0 million, or $.81 per common share and fully diluted share, primarily resulting from the reversal of $12.3 million of the deferred tax valuation allowance. This compares to net income of $3.2 million, or $.26 per common and fully diluted share for the nine months ended September 30, 2010. The nine months ended September 30, 2011 included a provision for loan losses of $15.1 million, an OTTI charge of $274,000, loan related expenses of $1.6 million, OREO expenses of $1.1 million (which included $748,000 of OREO write-downs), a $1.8 million gain on the sale of bank premises and net gains on the sale of investment securities totaling $167,000. The nine month period ended September 30, 2010 included a provision for loan losses of $4.7 million, an OTTI charge of $3.4 million, net gains on the sale of investment securities of $310,000, net gains on the sale of OREO of $255,000, loan related expenses of $1.5 million and OREO expenses totaling $633,000 (which included $335,000 of OREO write-downs).
Interest Income. Interest income decreased $1.1 million, or 8.6%, to $11.6 million for the three months ended September 30, 2011, from $12.7 million for the three months ended September 30, 2010. The decrease consists primarily of an $858,000 decrease related to interest income on loans. Interest income on investment securities also declined $233,000 during the same period. Average loan balances for the three month period ended September 30, 2011 declined $24.1 million, or 3.08%, to $758.9 million from $783.0 million for the three month period ended September 30, 2010. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield on the investment portfolio decreased from 3.18% for the three months ended September 30, 2010 to 2.53% for the three months ended September 30, 2011. The decline in the investment portfolio yield is largely due to the effect of a strategy implemented by management in 2009 to shorten the duration of the investment portfolio. As a result, interest income was adversely impacted by this strategy in the short-term because longer duration, higher yielding mortgage-backed securities and municipal bonds were sold and replaced with callable, short-term U.S. Government and agency obligations and corporate bonds, which have yields that are below the portfolio average. The average balance of investment securities increased $9.5 million, or 5.51%, to $181.1 million for the three months ended September 30, 2011 compared to $171.6 million for the three months ended September 30, 2010. The net interest margin decreased 15 basis points from 3.72% for the quarter ended September 30, 2010 to 3.57% for the quarter ended September 30, 2011.
For the nine months ended September 30, 2011, interest income decreased $2.9 million, or 7.6%, to $35.2 million from $38.1 million for the nine months ended September 30, 2010. The decrease consists primarily of a $2.7 million decrease in interest income on loans. Average loan balances for the nine months ended September 30, 2011 decreased $19.0 million, or 2.40%, to $773.6 million from $792.6 million for the nine month period ended September 30, 2010. The average balance of the investment portfolio increased during this period to $175.0 million for the nine months ended September 30, 2011, from $173.8 million for the nine months ended September 30, 2011, an increase of $1.2 million, or 0.69%.
Interest Expense. Interest expense decreased $676,000 or 19.0%, to $2.9 million for the three months ended September 30, 2011, from $3.6 million for the three months ended September 30, 2010, resulting from a decline in interest expense on certificates of deposit of $351,000, or 23.9%, to $1.1 million for the three months ended September 30, 2011, from $1.5 million for the three months ended September 30, 2010. This decline in interest expense is primarily the result of a reduction in interest rates paid on certificates of deposit where the cost of these deposits declined from 1.74% for the three months ended September 30, 2010 to 1.48% for the three months ended September 30, 2011 due to lower market interest rates and money market accounts where the yield decreased to 0.79% from 1.12% for the comparable periods. Interest expense on borrowings (Federal Home Loan Bank of New York advances) was $1.3 million for the three months ended September 30, 2011 compared to $1.5 million for the three months ended September 30, 2010. Average borrowings for the three month period ended September 30, 2011 declined $12.4 million to $142.3 million from $154.7 million for the three month period ended September 30, 2010. The cost of borrowings declined from 3.73% for the three months ended September 30, 2010 to 3.49% for the three months ended September 30, 2011. This resulted from higher costing fixed term advances being replaced at maturity with less expensive overnight advances, and other cheaper funding sources such as core deposits (non-certificate of deposit balances). $20.0 million in Federal Home Loan Bank fixed term advances matured from January through April 2011 with an average rate of 3.80% and were replaced with advances of varying terms at an average rate of 1.62%.

For the nine months ended September 30, 2011, interest expense decreased $2.4 million, or 21.6%, to $8.8 million from $11.2 million for the nine months ended September 30, 2010, resulting from a $1.3 million reduction in interest expense on certificates of deposit, a $629,000 reduction in interest on borrowings, and a $407,000 reduction in interest on money market accounts. Interest rates paid on certificates of deposit declined to 1.49% for the nine months ended September 30, 2011 from 1.81% for the nine months ended September 30, 2010 and money market accounts experienced a decline to 0.83% from 1.24% for the comparable periods. The average balance for certificates of deposit declined $43.7 million to $311.6 million for the nine months ended September 30, 2011 from $355.3 million for the nine months ended September 30, 2010. The cost of borrowings also declined from 3.68% for the nine months ended September 30, 2010 to 3.40% for the nine months ended September 30, 2011, and as discussed in the three month comparison is attributed to higher costing fixed term advances being replaced at maturity with less expensive funding sources. Average borrowings for the nine months ended September 30, 2011 totaled $151.6 million, a decline of $11.1 million from the $162.7 million average balance for the nine months ended September 30, 2010.
Net Interest Income. Net interest income decreased $415,000, or 4.6%, to $8.7 million for the three months ended September 30, 2011, from $9.1 million for the three months ended September 30, 2010. The net interest margin declined 15 basis points to 3.57% for the three months ended September 30, 2011 from 3.72% for the three months ended September 30, 2010. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.05% during the three months ended September 30, 2011, from 114.48% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, net interest income decreased $449,000, or 1.7%, to $26.3 million from $26.8 million for the three months ended September 30, 2010. The net interest margin was 3.63% for the nine months ended September 30, 2011 compared to 3.65% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 114.75% from 113.40% for the nine months ended September 30, 2010.
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
We recorded a provision for loan losses of $8.8 million for the three months ended September 30, 2011 compared to $2.7 million for the three months ended September 30, 2010. Included in the $8.8 million loan loss provision was $5.5 million related to the transfer of loans to held for sale which were written down to their fair market value on the date of their transfer to the held for sale account. Of this $5.5 million, $900,000 was previously reserved for these loans. For the nine months ended September 30, 2011, the loan loss provision totaled $15.1 million compared to $4.7 million for the nine months ended September 30, 2010. For the three months ended September 30, 2011, charge-offs and write-downs of loans transferred to held for sale totaled $8.1 million compared to charge-offs of $2.0 million for the three months ended September 30, 2010. Charge-offs and write-downs for the nine months ended September 30, 2011 totaled $13.6 million compared to charge-offs of $5.8 million for the nine months ended September 30, 2010. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 46.65% at September 30, 2011, from 28.84% at December 31, 2010. Included in the nine months 2011 total of $13.6 million were partial charge-offs totaling $10.4 million, $5.5 million of which related to loans written-down to their net realizable values with the intent to sell. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.43%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 10.34%. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended September 30, 2011 were $116,000 compared to $7,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, recoveries totaled $173,000 compared to $497,000 for the nine months ended September 30, 2010.

The allowance for loans losses increased $1.619 million, or 12.9%, to $14.157 million at September 30, 2011, from $12.538 million at December 31, 2010. The ratio of our allowance for loan losses to total loans increased to 1.92% at September 30, 2011, from 1.60% at December 31, 2010. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at September 30, 2011 was an impairment reserve for TDRs in the amount of $274,000 compared to $431,000 at December 31, 2010.
Non-Interest Income. Non-interest income totaled $1.3 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010. The three months ended September 30, 2011 included an OTTI charge to non-interest income of $63,000 compared to a charge of $340,000 for the three months ended September 30, 2010. Net gains on the sale of investment securities totaled $19,000 for the three months ended September 30, 2011 compared to net gains of $343,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, non-interest income totaled $5.7 million compared to $965,000 for the nine months September 30, 2010. The nine months ended September 30, 2011 included a $1.8 million gain on the sale of bank premises and net gains on the sale of investment securities totaling $167,000. The Company recorded an OTTI charge to non-interest income for the nine months ended September 30, 2011 totaling $274,000 as compared to an OTTI charge for the nine months ended September 30, 2010 of $3.4 million. In addition, the nine months ended September 30, 2010 included net losses on the sale of OREO totaling $22,000 compared to net gains of $255,000 for the nine months ended September 30, 2010.
Non-Interest Expense. Non-interest expense increased $1.3 million, or 19.1%, to $8.2 million for the three months ended September 30, 2011 from $6.9 million for the three months ended September 30, 2010 as a result of the following increases: salaries and benefits costs of $593,000 (the third quarter of 2010 included a $450,000 reversal of previously accrued compensation expense), OREO expenses of $690,000 (increased OREO write-downs of $639,000) and loan related expenses of $234,000. The increase in salaries and benefits expense is primarily attributable to increased health care costs and stock based compensation expense in the 2011 period and a $450,000 reversal of accrued bonus compensation expense in the third quarter of 2010. For the nine months ended September 30, 2011, non-interest expense increased $963,000, or 4.5%, to $22.4 million from $21.4 million for the nine months ended September 30, 2010. Decreases in net occupancy expenses ($100,000) and equipment expenses ($349,000) were more than offset by higher salaries and benefits ($484,000) and increases in OREO expenses ($515,000), loan related expenses ($111,000), advertising costs ($91,000) and other expenses ($140,000). The decline in occupancy and equipment expenses resulted from the sale of bank premises in May 2011 and higher snow removal and utility expense in the first quarter of 2010 due to the harsh winter of 2010. The increase in salaries and benefits resulted from increased health care costs and stock based compensation expense. Also, the 2010 period included a one-time contractual payment to a former executive in the amount of $116,000. The increase in other expenses results primarily from increased consulting costs related to the Special Assets Group and executive search fees.
Income Tax Expense (Benefit). For the three months ended September 30, 2011, the Company recorded a net tax benefit of $8.2 million compared to a net tax benefit of $959,000 for the three months ended September 30, 2010. Included in the three months ended tax benefit was a $4.6 million reversal of the deferred tax valuation allowance. For the nine months ended September 30, 2011, the Company recorded a net tax benefit of $15.5 million primarily resulting from the reversal of $12.3 million of the deferred tax asset valuation allowance. The release of a portion of the valuation allowance was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters, projected future taxable income and a recent tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. Management considered these items in determining the amount of the deferred tax asset that was more likely than not realizable. This compared to a tax benefit of $1.5 million for the nine months ended September 30, 2010 which also resulted from a reduction in the valuation allowance.
Liquidity and Capital Resources
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $78.5 million through September 30, 2011 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of September 30, 2011, the Company’s entire investment portfolio, with a fair market value of $183.7 million, was classified as available-for-sale. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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
Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $21.4 million, or 2.84%, during the first nine months of 2011, and comprised 83.08% of total liabilities at September 30, 2011, as compared to 81.07% at December 31, 2010.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2011, the Company and Bank meet all capital adequacy requirements to which it is subject.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Bank’s Board of Directors has established a Capital Plan to ensure the Bank is managed to provide an appropriate level of capital. This plan includes strategies which enable the Bank to maintain targeted capital ratios in excess of the regulatory definition of “well capitalized”, identify sources of additional capital and evaluate on a quarterly basis the impact on capital resulting from certain potential significant financial events (stress testing). Additionally, a Contingency Plan exists which identifies scenarios that require specific actions in the event capital falls below certain levels.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined).
As of September 30, 2011 and December 31, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, and tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of September 30, 2011. Additionally, the Bank will maintain a tier 1 leverage ratio equal to or greater than the levels agreed to with the bank regulators as indicated below.
Regulatory Matters. On July 26, 2011, the Bank agreed with its bank regulators to take certain actions within certain timeframes, including maintaining a Tier 1 Leverage Capital ratio equal to or greater than 8%, and a “Well Capitalized” position; and not declaring or paying any dividends prior to receipt of a non-objection response from bank regulators.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

September 30, 2011
Risk based capital ratios:
Tier I	$100,792	12.79%	$31,522	4.00%	$47,283	6.00%
Total capital	$110,699	14.04%	$63,076	8.00%	$78,845	10.00%
Leverage ratio	$100,792	9.70%	$41,564	4.00%	$51,955	5.00%

December 31, 2010
Risk based capital ratios:
Tier I	$103,092	12.65%	$32,598	4.00%	$48,897	6.00%
Total capital	$113,313	13.90%	$65,216	8.00%	$81,520	10.00%
Leverage ratio	$103,092	9.96%	$41,402	4.00%	$51,753	5.00%
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
Through September 30, 2011, all 16 of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment in this or prior periods. Of those securities, 11 have been completely written off and the 5 remaining bank-issued CDOs have a total book value of $1.8 million and a fair value of $730,000 at September 30, 2011. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At September 30, 2011, the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $3.4 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.
Approximately $790,000 of the collateralized mortgage obligations are non-agency and consist of 1 security. This security had an unrealized gain of $24,000 at September 30, 2011. Since this security has been performing according to its contractual terms, and has maintained a strong credit rating, the Company does not have immediate concerns about potential impairment. Should deteriorating financial conditions cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on the security, the likelihood of OTTI will increase.
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
The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2011, a valuation allowance of approximately $1.5 million had been established against the Company’s deferred tax assets representing a decrease of $12.3 million from December 31, 2010. Management considered several factors, discussed in Footnote 8 to the Financial Statements, in determining the amount of the deferred tax asset that was more likely than not realizable.
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
The table below sets forth, as of September 30, 2011, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (Decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)

+200	$32,517	$(1,910)	-5.55%
+100	$33,647	$(780)	-2.27%
0	$34,427	$—	—
-100	$34,363	$(64)	-0.19%
-200	$33,942	$(485)	-1.41%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
The table above indicates that at September 30, 2011, in the event of a 100 basis point increase in interest rates, we would experience a $780,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $64,000 decrease in net interest income.
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
(a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.
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

CAPE BANCORP, INC.
Date: October 31, 2011	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: October 31, 2011	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer