Form 10-K
period 2011-12-31
Cape Bancorp, Inc.
filed 2012-03-15
CIK 1411303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2011

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

YES  ☐     NO   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     YES   ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO   ☒

As of March 14, 2012 there were 13,314,111 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, was $123,762,000.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III).

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of, and costs associated with, sources of liquidity.

Cape Bancorp wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Overview

Cape Bancorp, Inc. (“Cape Bancorp” or the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank (formerly Cape Savings Bank) (the “Bank”) in connection with Cape Bank’s mutual-to-stock conversion, Cape Bancorp’s initial public offering and simultaneous acquisition of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank. The Company disclosed that the stockholders of Boardwalk Bancorp, Inc. and the depositors of Cape Savings Bank approved the merger by the requisite vote required by state law and federal law. As a result of these transactions, Boardwalk Bancorp was merged with, and into, Cape Bancorp and Boardwalk Bank was merged with and into Cape Bank. As of January 31, 2008, Cape Savings Bank changed its name to Cape Bank.

The merger of Cape Bank and Boardwalk Bank on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, New Jersey, with a total of 18 branches providing complimentary branch coverage. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger. Subsequently, the Bank received regulatory approval for the closing of two branches in Cape May County, effective on December 3, 2010 and February 4, 2011. On January 5, 2012, the Bank received regulatory approval for the closure of a branch in Atlantic County, effective March 16, 2012.

At December 31, 2011, the Company had total assets of $1.071 billion compared to $1.061 billion at December 31, 2010. For the twelve months ended December 31, 2011 and 2010, the Company had total revenues of $51.8 million and $53.1 million, respectively. Net income for the twelve months ended December 31, 2011 totaled $8.0 million compared to $4.0 million for the twelve months ended December 31, 2010. At December 31, 2011, the Company had total deposits of $774.4 million and total stockholders’ equity of $145.7 million compared to total deposits of $753.1 million and total stockholders’ equity of $132.2 million at December 31, 2010. Results of operations differ from the results reported in the Company’s press release of February 3, 2012. This change resulted from an additional $700,000 loan loss provision arising from the reclassification of $1.5 million in the allowance for loan losses from “write-downs on transfers to HFS” to “charge-offs”. As a result of this reclassification, the recalculation of the allowance valuation required the additional $700,000 in loan loss provision for the year ended December 31, 2011. This resulted in a decrease in net income of $420,000, or $0.04 per common and fully diluted share for the year ended December 31, 2011. All applicable financial information has been updated to reflect this change.

Cape Bank

General

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, 15 branch offices located in Atlantic and Cape May Counties, New Jersey and two loan production offices located in Burlington County, New Jersey and Cape May County, New Jersey. The Bank received regulatory approval for the closing of two branches in Cape May County, which were effective on December 3, 2010 and February 4, 2011. In addition, the Bank received regulatory approval to close a branch in Atlantic County, effective March 16, 2012. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At December 31, 2011, 93.6% of our loan portfolio was secured by real estate and over 58.6% of our portfolio was commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey. The Company opened a loan production office in Burlington County, New Jersey in February 2011. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness throughout 2010 and 2011 in the local and national economies have significantly increased our level of non-performing loans and assets and loan foreclosure activity. Non-performing loans as a percentage of total loans decreased to 3.77% at December 31, 2011 from 5.54% at December 31, 2010 primarily as a result of the reclassification of $11.9 million (after write-downs of $4.0 million) in non-performing commercial loans to loans held for sale. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 3.38% at December 31, 2011 from 4.41% at December 31, 2010. The ratio of our allowance for loan losses to total loans increased to 1.74% at December 31, 2011, from 1.60% at December 31, 2010. Loan charge-offs and write-downs of loans transferred to loans held for sale were $19.7 million for the twelve months ended December 31, 2011 compared to charge-offs of $8.8 million for the twelve months ended December 31, 2010. Of the $19.7 million of loan charge-offs and write-downs during 2011, $1.1 million was fully reserved for as of December 31, 2010. Our total loan portfolio decreased from $784.9 million at December 31, 2010 to $729.0 million at December 31, 2011, primarily resulting from the previously mentioned charge-offs and write-downs totaling $19.7 million, $10.5 million of loans transferred to other real estate owned (OREO) and the reclassification in the third quarter of 2011 of $11.9 million of non-performing commercial loans to loans held for sale at their fair market value. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $21.3 million from $753.1 million at December 31, 2010 to $774.4 million at December 31, 2011. Increases in our core deposit products — NOW and money market deposits of $27.8 million, non-interest bearing checking deposits of $7.5 million and savings deposits of $3.7 million —more than offset a reduction in certificates of deposit of $17.7 million.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At December 31, 2011, our retail market area primarily included the area surrounding our 16 offices located in Cape May and Atlantic Counties, New Jersey and two loan production offices located in Burlington County, New Jersey and Cape May County, New Jersey. The Bank received regulatory approval for the closing of one branch in Atlantic County which will be effective on March 16, 2012.

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

Market Area

Our primary market area consists of Cape May and Atlantic Counties, which includes communities along the barrier islands of the New Jersey shore and the mainland areas. While the economies along the New Jersey shore are more seasonal in nature, the mainland areas are comprised of year-round communities. The economy of our market area is impacted by the gaming industry, a variety of service businesses, vacation-related businesses concentrated along the coastal areas and, to a lesser degree, commercial fishing and agriculture. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry, and is an important regional economic hub. The opening of our loan production office in Burlington County, New Jersey in January 2011 is an effort to expand the Bank’s presence and diversify its customer base in the southwestern region of the State. The severe national and local economic recession that began in late 2007 has had a significant negative impact on our market area. Unemployment rates rose steadily from 2007 to 2009 in both Atlantic and Cape May Counties, reaching levels of 13.9% and 16.4% respectively at December 2009. While these levels of unemployment declined during 2010, they increased in 2011, and at December 31, 2011 the unemployment rates in Atlantic County and Cape May County were 12.7% and 15.1%, respectively. This increase in the unemployment rates was inconsistent with declines at the national level and no change at the state level. Both residential and commercial real estate values have declined during this recession. Residential real estate values have decreased in 2011 in both Atlantic and Cape May counties by 4.1% and 5.2% respectively. Additionally, the number of residential building permits issued declined from 2008 to 2009, leveled off during 2010 and declined again in 2011. The gaming industry in New Jersey has been adversely affected by the recession and gaming competition from neighboring states. Commercial real estate (industrial, office and retail) values remain depressed on a national level compared to 2007 levels, commercial real estate rents have declined since 2007 and commercial real estate vacancy rates have increased since 2007. However, in late 2011 and early 2012 commercial real estate (industrial, office and retail) is showing improvement in values, rents and occupancy consistent with improvements within the economy and employment levels. The Company believes that this information, both nationally and regionally, is consistent with the Atlantic City metropolitan area.

While we do not have loans outstanding in the gaming industry, the employment or businesses of many of our customers are affected by the gaming industry, and weakness in this industry has adversely affected other sectors of the local community. We believe the financial health of the gaming industry within our market affects our success, however neither our market area nor Cape Bank is solely dependent on this industry. The Atlantic City casino industry has experienced declines in many areas of their business, such as:

a.	casino revenue, in total, was down 6.9% in 2011 from 2010;

b.	10 of 11 casinos had revenue declines during the period 2010 to 2011;

c.	employment levels at the casinos declined during 2011;

d.	the occupancy rate in the city’s casino hotels declined to 84.5% for the nine month period ended September 30, 2011, compared to 85% for the same period ended in 2010.

e.	for the nine months ended September 30, 2011, net income per casino indicates that 8 of 11 casinos reported losses for the period.

In addition to the recession, Atlantic City casinos have also been negatively affected by competition from casinos in Pennsylvania and Delaware. Pennsylvania currently has 10 operating casinos, with the eleventh scheduled to open in March 2012. These casinos have both slot machines and gaming tables. The impact of Delaware casinos on the Atlantic City casino market is not as significant, as Delaware currently has only three casinos, which are limited to slot machines.

The State of New Jersey is making efforts to contribute to the revitalization of Atlantic City in the following ways:

a.	Established a New Jersey State-run Tourism District within Atlantic City.

b.	The Casino Reinvestment Development Authority (“CRDA”) committed to improving the appearance of Boardwalk facades, Boardwalk Hall and nongaming, family centered tourism related activities

c.	Tax reimbursement incentives for the Revel Casino up to $261 million of which $125 million will be used to fund various upgrades to the Boardwalk and other parts of the city that surround the Revel Casino. These tax incentives are being provided by New Jersey’s Economic Development Authority under the Economic Redevelopment and Growth Grant Program which is designated to stimulate jobs and investment. It is anticipated the construction of the Revel Casino will create 2,000 construction jobs and upon completion, which is estimated to be May 2012, 4,700 full and or part time positions will be created with and additional 400 positions added next year.

d.	Consideration of permitting “small” (minimum 200 rooms and gaming floor area of 24,000 square feet) casino hotels in Atlantic City and interest in this market has been expressed by certain companies.

e.	CRDA will oversee operations of the Atlantic City Convention and Visitors Authority.

f.	A discount shopping outlet in Atlantic City is expanding and the CRDA is assisting with this project by lending the developer $9 million towards this project.

Notwithstanding the recession, the year-round residency increased in both Cape May and Atlantic Counties from 2009 to 2010. Median household income has remained relatively stable in each county for the past three years, and was $55,300 for Atlantic County and $53,500 for Cape May County during 2010. For the State of New Jersey, median household income during 2010 was $72,500.

Competition

We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Bank and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 13.9% of the deposits in Cape May County, which was the 2nd largest market share out of the 14 financial institutions with offices in Cape May County, and we held approximately 8.7% of the deposits in Atlantic County, which was the 5th largest market share of the 17 financial institutions with offices in Atlantic County. On a combined market basis we held approximately 10.5% of the deposits which was the 3rd largest market share of 22 financial institutions.

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

Lending Activities

We offer a variety of loans, including commercial mortgages, commercial loans, residential mortgage loans, home equity loans and lines of credit, and construction loans. Our commercial mortgage loan portfolio at December 31, 2011, comprised 51.4% of our total loan portfolio, which was greater than any other loan category.

Loans are presented in Management’s Discussion and analysis according to type of loan utilized for management reporting purposes, whereas certain disclosures within Note 4 – Loans Receivable are presented in accordance with FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000
	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$374,252	51.4%	$413,487	52.7%	$412,475	51.3%	$411,809	51.8%	$199,777	43.0%
Residential mortgage	252,513	34.6%	258,047	32.9%	244,897	30.5%	226,963	28.5%	175,809	37.8%
Construction	12,378	1.7%	15,191	1.9%	28,839	3.6%	54,187	6.8%	38,554	8.3%
Home equity loans and lines of credit	47,237	6.5%	47,875	6.1%	52,806	6.6%	46,850	5.9%	37,308	8.0%
Commercial business loans	41,827	5.7%	48,223	6.1%	62,685	7.8%	54,319	6.8%	12,018	2.6%
Other consumer loans	1,023	0.1%	2,207	0.3%	1,284	0.2%	1,388	0.2%	1,257	0.3%

Total loans	$729,230	100.0%	$785,030	100.0%	$802,986	100.0%	$795,516	100.0%	$464,723	100.0%

Less:
Allowance for loan losses	12,653		12,538		13,311		11,240		4,121
Deferred loan fees, net	236		174		202		407		666

Total loans, net	$716,341		$772,318		$789,473		$783,869		$459,936

Loan Portfolio Maturities and Yields. The following tables summarize the scheduled maturities of our loan portfolio at December 31, 2011 and December 31, 2010. Demand loans, loans having no stated repayment schedule at maturity and overdraft loans are reported as being due in one year or less. Maturities are based on final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	00000	00000	00000	00000	00000	00000	00000	00000
	Commercial Mortgage		Residential Mortgage				Home Equity Loans
	Loans		Loans		Construction Loans		and Lines of Credit
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
At December 31, 2011	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2012	$11,164	7.34%	$1,290	5.28%	$10,510	6.64%	$144	4.15%
2013	5,390	6.55%	625	5.37%	1,868	5.75%	450	5.66%
2014	5,503	6.91%	470	5.68%	—	0.00%	918	5.30%
2015 to 2016	15,119	5.83%	1,662	5.88%	—	0.00%	1,405	5.26%
2017 to 2021	11,237	6.45%	20,036	5.25%	—	0.00%	12,400	5.39%
2022 to 2026	51,279	6.48%	39,932	4.73%	—	0.00%	31,031	4.49%
2027 to 2029	27,079	6.53%	21,668	5.22%	—	0.00%	686	3.33%
2030 to 2032	55,263	6.98%	6,986	5.42%	—	0.00%	203	5.41%
2033 to 2034	40,534	6.55%	22,199	5.07%	—	0.00%	—	0.00%
2035 to 2036	28,622	6.70%	23,683	5.48%	—	0.00%	—	0.00%
2037 to 2039	106,280	6.23%	44,296	5.38%	—	0.00%	—	0.00%
2040 and beyond	16,782	6.09%	69,666	4.83%	—	0.00%	—	0.00%

Total	$374,252	6.50%	$252,513	5.09%	$12,378	6.51%	$47,237	4.76%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Commercial Business		Other Consumer
	Loans		Loans (1)		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2012	$28,520	5.47%	$82	2.53%	$51,710	6.10%
2013	1,266	5.85%	11	13.58%	9,610	6.19%
2014	1,362	6.26%	12	13.50%	8,265	6.56%
2015 to 2016	5,930	6.14%	—	—	24,116	5.88%
2017 to 2021	3,286	6.54%	—	—	46,959	5.66%
2022 to 2026	123	7.18%	918	3.96%	123,283	5.39%
2027 to 2029	573	6.50%	—	—	50,006	5.92%
2030 to 2032	160	8.25%	—	—	62,612	6.80%
2033 to 2034	422	4.25%	—	—	63,155	6.01%
2035 to 2036	185	7.25%	—	—	52,490	6.15%
2037 to 2039	—	—	—	—	150,576	5.98%
2040 and beyond	—	—	—	—	86,448	5.07%

Total	$41,827	5.71%	$1,023	4.06%	$729,230	5.85%

(1)	Includes overdrawn DDA accounts.

	00000	00000	00000	00000	00000	00000	00000	00000
	Commercial Mortgage		Residential Mortgage				Home Equity Loans and
	Loans		Loans		Construction Loans		Lines of Credit
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
At December 31, 2010	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2011	$7,377	5.57%	$347	3.27%	$13,825	4.76%	$142	4.11%
2012	2,748	6.96%	740	5.44%	—	—	345	5.37%
2013	6,473	6.62%	1,186	5.25%	1,200	5.75%	807	5.63%
2014 to 2015	2,309	6.31%	1,628	5.68%	—	—	2,210	5.44%
2016 to 2020	8,324	6.93%	22,992	5.37%	166	6.50%	11,931	5.21%
2021 to 2025	48,495	6.80%	43,007	4.96%	—	—	31,331	5.15%
2026 to 2028	31,361	7.10%	4,788	5.26%	—	—	1,109	3.75%
2029 to 2031	52,853	6.52%	27,677	5.20%	—	—	—	—
2032 to 2033	64,674	6.79%	12,132	5.65%	—	—	—	—
2034 to 2035	33,961	6.35%	36,707	5.17%	—	—	—	—
2036 to 2038	81,048	6.64%	45,124	6.05%	—	—	—	—
2039 and beyond	73,864	6.17%	61,719	5.14%	—	—	—	—

Total	$413,487	6.58%	$258,047	5.33%	$15,191	4.86%	$47,875	5.15%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Commercial Business		Other Consumer
	Loans		Loans (1)		Total
		Weighted		Weighted
		Average		Average		Weighted
	Amount	Rate	Amount	Rate	Amount	Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2011	$34,962	5.54%	$1,153	11.40%	$57,806	5.46%
2012	3,279	5.50%	34	11.97%	7,146	6.08%
2013	1,656	6.53%	24	13.72%	11,346	6.32%
2014 to 2015	3,195	6.47%	17	13.50%	9,359	6.06%
2016 to 2020	3,514	6.89%	—	—	46,927	5.72%
2021 to 2025	334	6.53%	979	4.27%	124,146	5.73%
2026 to 2028	653	6.55%	—	—	37,911	6.76%
2029 to 2031	—	—	—	—	80,530	6.07%
2032 to 2033	442	4.25%	—	—	77,248	6.60%
2034 to 2035	188	7.25%	—	—	70,856	5.74%
2036 to 2038	—	—	—	—	126,172	6.43%
2039 and beyond	—	—	—	—	135,583	5.70%

Total	$48,223	5.75%	$2,207	8.29%	$785,030	6.00%

(1)	Includes overdrawn DDA accounts.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2011 and December 31, 2010 that are contractually due within one year and after one year.

	September	September	September	September	September	September	September
	At December 31, 2011
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$5,225	$15,794	$21,019	$5,938	$347,295	$353,233	$374,252
Residential mortgage	1,290	216,367	217,657	—	34,856	34,856	252,513
Construction	6,325	1,867	8,192	4,186	—	4,186	12,378
Home equity loans and lines of credit	102	18,729	18,831	43	28,363	28,406	47,237
Commercial business loans	5,633	12,266	17,899	22,887	1,041	23,928	41,827
Other consumer loans	76	23	99	7	917	924	1,023

Total	$18,651	$265,046	$283,697	$33,061	$412,472	$445,533	$729,230

	September	September	September	September	September	September	September
	At December 31, 2010
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$7,323	$21,455	$28,778	$54	$384,655	$384,709	$413,487
Residential mortgage	345	219,078	219,423	2	38,622	38,624	258,047
Construction	1,499	1,366	2,865	12,326	—	12,326	15,191
Home equity loans and lines of credit	120	23,115	23,235	22	24,618	24,640	47,875
Commercial business loans	6,392	9,460	15,852	28,570	3,801	32,371	48,223
Other consumer loans	1,146	73	1,219	7	981	988	2,207

Total	$16,825	$274,547	$291,372	$40,981	$452,677	$493,658	$785,030

The following table sets forth fixed and adjustable rate loans at December 31, 2011 and at December 31, 2010 as a percentage of the total loan portfolio.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Percentage of Total Loan Portfolio
	At December 31, 2011
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$21,019	2.9%	$353,233	48.4%	$374,252
Residential mortgage	217,657	29.8%	34,856	4.8%	252,513
Construction	8,192	1.1%	4,186	0.6%	12,378
Home equity loans and lines of credit	18,831	2.6%	28,406	3.9%	47,237
Commercial business loans	17,899	2.5%	23,928	3.3%	41,827
Other consumer loans	99	0.0%	924	0.1%	1,023

Total	$283,697	38.9%	$445,533	61.1%	$729,230

	September 30,	September 30,	September 30,	September 30,	September 30,
	Percentage of Total Loan Portfolio
	At December 31, 2010
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$28,778	3.7%	$384,709	49.0%	$413,487
Residential mortgage	219,423	27.9%	38,624	4.9%	258,047
Construction	2,865	0.4%	12,326	1.6%	15,191
Home equity loans and lines of credit	23,235	3.0%	24,640	3.1%	47,875
Commercial business loans	15,852	2.0%	32,371	4.1%	48,223
Other consumer loans	1,219	0.2%	988	0.1%	2,207

Total	$291,372	37.2%	$493,658	62.8%	$785,030

The Bank’s fixed rate loans increased as a percentage of total loans to 38.9% at December 31, 2011 from 37.2% at December 31, 2010. This increase in fixed rate loans as a percentage of total loans resulted from the predominately fixed rate residential loan portfolio decreasing at a slower rate than the predominately adjustable rate commercial loan portfolio. Having a larger percentage of the loan portfolio in adjustable rate loans helps us better manage interest rate risk. During the past two years while market interest rates fell to historically low levels, we were able to maintain a net interest margin of 3.60% and 3.66% for 2011 and 2010, respectively. This decrease in net interest margin during 2011 resulted from the decrease in the yield on our interest-earning assets of 36 basis points being offset by the 32 basis point decrease in the cost of our interest-bearing liabilities. Based on our interest rate risk modeling, when market interest rates rise our net interest income will be negatively affected based on the assumptions used in our analysis located in the section within this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.

The following table sets forth fixed and adjustable rate loans at December 31, 2011 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Fixed Rate at December 31, 2011
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$17,245	2.5%	$1,315	0.2%	$2,459	0.3%	$21,019
Residential mortgage	22,885	3.1%	66,436	9.1%	128,336	17.6%	217,657
Construction	8,192	1.1%	—	0.0%	—	0.0%	8,192
Home equity loans and lines of credit	9,445	1.3%	9,386	1.3%	—	0.0%	18,831
Commercial business loans	16,915	2.3%	639	0.1%	345	0.0%	17,899
Other consumer loans	99	0.0%	—	0.0%	—	0.0%	99

Total loans	$74,781	10.3%	$77,776	10.7%	$131,140	17.9%	$283,697

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Adjustable Rate at December 31, 2011
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$31,169	4.4%	$106,032	14.5%	$216,032	29.6%	$353,233
Residential mortgage	1,197	0.2%	871	0.1%	32,788	4.5%	34,856
Construction	4,186	0.6%	—	0.0%	—	0.0%	4,186
Home equity loans and lines of credit	5,872	0.8%	22,534	3.1%	—	0.0%	28,406
Commercial business loans	23,448	3.1%	57	0.0%	423	0.1%	23,928
Other consumer loans	7	0.0%	917	0.1%	—	0.0%	924

Total loans	$65,879	9.1%	$130,411	17.8%	$249,243	34.2%	$445,533

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Total Loans at December 31, 2011
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$48,414	6.9%	$107,347	14.7%	$218,491	30.0%	$374,252
Residential mortgage	24,082	3.3%	67,307	9.2%	161,124	22.1%	252,513
Construction	12,378	1.7%	—	0.0%	—	0.0%	12,378
Home equity loans and lines of credit	15,317	2.1%	31,920	4.4%	—	0.0%	47,237
Commercial business loans	40,363	5.4%	696	0.1%	768	0.1%	41,827
Other consumer loans	106	0.0%	917	0.1%	—	0.0%	1,023

Total loans	$140,660	19.4%	$208,187	28.4%	$380,383	52.2%	$729,230

The following table sets forth fixed and adjustable rate loans at December 31, 2010 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Fixed Rate at December 31, 2010
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$18,158	2.3%	$2,005	0.3%	$8,615	1.1%	$28,778
Residential mortgage	25,496	3.2%	73,694	9.4%	120,233	15.3%	219,423
Construction	2,865	0.4%	—	0.0%	—	0.0%	2,865
Home equity loans and lines of credit	9,522	1.2%	13,713	1.7%	—	0.0%	23,235
Commercial business loans	14,739	1.9%	926	0.1%	187	0.0%	15,852
Other consumer loans	1,219	0.2%	—	0.0%	—	0.0%	1,219

Total loans	$71,999	9.2%	$90,338	11.5%	$129,035	16.4%	$291,372

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Adjustable Rate at December 31, 2010
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$9,072	1.2%	$112,332	14.3%	$263,305	33.5%	$384,709
Residential mortgage	1,397	0.2%	1,028	0.1%	36,199	4.6%	38,624
Construction	12,326	1.6%	—	0.0%	—	0.0%	12,326
Home equity loans and lines of credit	5,913	0.8%	18,727	2.4%	—	0.0%	24,640
Commercial business loans	31,867	4.0%	61	0.0%	443	0.1%	32,371
Other consumer loans	9	0.0%	979	0.1%	—	0.0%	988

Total loans	$60,584	7.8%	$133,127	16.9%	$299,947	38.2%	$493,658

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Total Loans at December 31, 2010
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$27,230	3.5%	$114,337	14.6%	$271,920	34.6%	$413,487
Residential mortgage	26,893	3.4%	74,722	9.5%	156,432	19.9%	258,047
Construction	15,191	2.0%	—	0.0%	—	0.0%	15,191
Home equity loans and lines of credit	15,435	2.0%	32,440	4.1%	—	0.0%	47,875
Commercial business loans	46,606	5.9%	987	0.1%	630	0.1%	48,223
Other consumer loans	1,228	0.2%	979	0.1%	—	0.0%	2,207

Total loans	$132,583	17.0%	$223,465	28.4%	$428,982	54.6%	$785,030

Fixed rate long-term loans present interest rate risk to the Bank and will constrain net income in a rising interest rate environment. The magnitude of this long-term risk associated with fixed rate long-term loans is factored into our Management of Market Risk analysis provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk”. The Bank’s Cumulative Gap Analysis with assumptions results in the Bank being liability sensitive through 5 years.

The following table indicates our commercial loan portfolio concentrations sorted by the North American Industry Classification System (NAICS) code as of December 31, 2011:

Commercial Loan Concentrations

December 31, 2011

September 30,
Accomodation and Food Services	27.7%
Real Estate and Rental and Leasing	23.4%
Retail Trade	12.6%
Health Care and Social Assistance	8.0%
Construction	7.0%
Arts, Entertainment and Recreation	4.6%
Other Services	5.7%
Professional, Scientific, Technical and Information Services	2.4%
Agriculture, Forestry, Fishing and Hunting	2.2%
Transportation and Warehousing	1.8%
Wholesale Trade	1.7%
Manufacturing	1.1%
Administrative, Educational and Support Services	1.1%
Finance and Insurance	0.7%

100.0%

Commercial Mortgage Loans. At December 31, 2011, commercial mortgage loans totaled $374.3 million, or 51.4% of our total loan portfolio, which was greater than any other loan category, including one-to-four family residential mortgage loans.

We offer commercial mortgage loans secured by real estate primarily with interest rates that balloon every five to ten years and are based on an amortization schedule of up to 25 years. Commercial construction loans also are originated for the acquisition and development of land and are typically based upon the prime interest rate as published in The Wall Street Journal with interest rate floors. These loans typically convert to a commercial mortgage loan once construction is completed. Commercial construction/mortgage loans for the development of non- owner occupied real estate are originated with loan-to-value ratios of up to 75%, while loans for only the acquisition of land are generally originated with a maximum loan to value ratio of 50%. Commercial mortgage loans for owner occupied real estate are originated with loan-to-value ratios of up to 80%. The loan-to-value ratio is defined as the lesser of the actual acquisition cost or the estimated value determined by an independent appraiser.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and cash flow potential of the project. Repayments of loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than residential mortgage loans. See “Risk Factors – Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose the Bank to Increased Lending Risks”. To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.

An environmental report from a third party is obtained on all commercial real estate loans up to $1 million. Loans in excess of $1 million may require a Phase I or Phase II analysis when the possibility exists that hazardous materials may have existed on the site, or the site may have been affected by adjoining properties that handled hazardous materials. It is the practice of the Company that for commercial real estate loans to obtain appraisals for the collateral securing the loan at origination and when the loan has become 90 days delinquent or if information is obtained indicating insufficient cash flow to support the loan. For these collateral dependent loans an FASB ASC Topic No. 310 Receivables analysis is performed and any resulting collateral shortfall is charged-off. It is not the Company’s practice to test collateral value to loan balance for loans that are performing consistent with contractual terms or are less than 90 days delinquent, as the value of collateral does not necessarily affect the repayment capacity of the borrower. The exception to this would be acquisition and development loans of which the Company currently has 9 loans with balances of $6.6 million, or 1.8% of the commercial mortgage loan portfolio as of December 31, 2011.

In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired from the time of origination or most recent appraisal, then the Company may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. At December 31, 2011 the Company had no commercial real estate loans that were unsecured. The Company did have, as of December 31, 2011, 24 loans totaling $1.1 million of unsecured commercial loans, of which the largest was $251,000. The Company’s current practice when originating a commercial real estate loan is to use the commercial real estate as collateral, but, as noted above, the extension of credit is based on many other factors in addition to the value of the collateral. As a matter of practice, loan-to-value ratios on non-owner occupied real estate seldom exceed 75% and seldom exceed 80% on owner occupied real estate. If a loan is in a performing status it is not the practice of this Company to obtain current appraised values of the collateral. The Company’s practice regarding loans delinquent 90 days or greater is discussed previously within this document.

Year-end non-performing loans showed a significant decrease due to reclassification in the third quarter of 2011of $11.9 million of non-performing commercial loans to loans held for sale, charge-offs and write-downs totaling $19.7 million and $10.5 million of loans transferred to OREO. Delinquencies in the commercial mortgage loan portfolio showed improvement at year-end 2011. At December 31, 2011, 36 commercial mortgage loans totaling $16.8 million were 30 days or more delinquent and 34 of such commercial mortgage loans totaling $15.5 million were more than 90 days or more delinquent. By comparison, at December 31, 2010, 50 commercial mortgage loans totaling $19.6 million were 30 days or more delinquent with 46 of such commercial mortgage loans totaling $18.2 million being more than 90 days delinquent.

One-to-Four Family Residential Mortgage Loans. At December 31, 2011, one-to-four family residential mortgage loans totaled $252.5 million, or 34.6% of our total loan portfolio.

We offer two types of residential mortgage loans: fixed rate loans and adjustable rate loans. We offer fixed rate mortgage loans with terms of up to 30 years. We offer adjustable rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three, five, seven or 10 years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Bill Constant Maturity Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the maximum interest rate increase over the life of the loan is generally 6.0% over the initial interest rate on the loan. We have the facility to sell, and will sell, conforming fixed rate loans, FHA/VA, USDA loans, we originate with terms of up to 30 years with servicing released to manage interest rate risk.

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

Our general policy is not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 95% with mortgage insurance, including our first-time home owner loan program. We require all properties securing residential mortgage loans to be appraised. We adhere to the Appraisal Independence Requirements, as established by the secondary market, for appraiser selection and independence. We require title insurance on all first mortgage loans secured by a residence, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone

Cape Bank has also provided a limited number of interest only loans which allow the borrower to pay only the interest due on the loan for the initial term and then rates adjust annually and payments are fully amortized until maturity. At times, the balances on such loans may exceed the value of the collateral held by Cape Bank, which could increase the likelihood of a borrower defaulting on the loan. Cape Bank has a portfolio of $2.0 million in interest only loans, all of which were current at December 31, 2011. At December 31, 2010 these loans totaled $4.4 million. This program is no longer offered.

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

The following table indicates the amount and percent of residential mortgage loans that are single family and multi-family as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Single Family Mortgage Loans	$236,203	93.5%	$243,902	94.5%
Multi-Family Mortgage Loans	16,310	6.5%	14,145	5.5%

Total	$252,513	100.0%	$258,047	100.0%

The following table segregates loans with original loan-to-value ratios greater than 80% and less than 80%:

	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Loan to Value greater than 80%	$3,665	1.5%	$3,196	1.2%
Loan to Value less than or equal to 80%	248,848	98.5%	254,851	98.8%

Total Residential Mortgage Loans	$252,513	100.0%	$258,047	100.0%

(1)	All loans with an original loan-to-value greater than 80% were single family loans for both periods presented.

Commercial Business Loans. At December 31, 2011, commercial business loans totaled $41.8 million, or 5.7% of our total loan portfolio.

We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer term lines of credit for working capital and term loans for capital improvements and equipment acquisition. These loans are typically based on a competitive variable rate over a published Wall Street Journal Rate or a fixed market rate. These loans may be secured by business assets other than real estate, such as business equipment and inventory and are backed by personal guarantees.

When making commercial business loans, we consider the financial statements of the borrower and guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower and guarantors, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from his or her employment or other income, and which are secured by residential real property, the value of which tends to be more easily ascertainable, commercial business loans have greater risk and typically are made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We have generally required these loans to have debt service coverage of at least 1.20, and we generally require personal guarantees. See “Risk Factors – Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose us to Increased Lending Risks.”

Construction Loans. Construction loans totaled $12.4 million, or 1.7% of our total loan portfolio at December 31, 2011.

We offer interim construction financing secured by residential property for the purpose of constructing a primary or secondary residence. Our construction program offers two types of loans: short-term interest only or construction/permanent loans. The short-term loans require monthly interest only payments based on the amount of funds disbursed. The construction/permanent loans require interest-only payments during the construction phase, and convert to a fully amortized fixed rate loan at the end of the interest-only period. Under both programs, construction must be completed within 12 months of the initial disbursement. The maximum loan-to-value ratio for residential construction will be 80% of the appraised value. For commercial construction loans, the term is a maximum of 24 months. While providing us with a comparable, and in some cases, higher yield than conventional mortgage loans, construction loans may involve a higher level of risk. With a commercial loan, for example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be saleable, resulting in the borrower defaulting and Cape Bank taking title to the property. It is an established and acceptable practice in construction/project lending to build in an interest reserve. The interest reserve is for the purpose of servicing the debt during the construction and initial lease up period when cash flow is typically insufficient to meet that need. The interest reserve is not to be used for debt service after the project is completed and has had sufficient time to lease up or otherwise perform in accordance with original projections. Under certain circumstances, it may be permissible to re-establish a depleted interest reserve for debt service if additional collateral is obtained from the borrower or guarantor(s). The collateral in question must be suitable with regards to value, margin requirements and marketability and should be unrelated to the project under evaluation. The re-establishment of an interest reserve must be approved by the appropriate lending authorities. Interest reserves may also be considered for use with tract subdivisions to provide debt service until cash flow is generated from unit sales.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit totaled $47.2 million, or 6.5% of the total loan portfolio at December 31, 2011 compared to $47.9 million, or 6.1% of the total loan portfolio at December 31, 2010.

We generally offer home equity/home improvement loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity and home improvement loans have fixed rates of interest and are originated with terms of up to 15 to 20 years. Home equity lines of credit have adjustable interest rates and are based upon the prime interest rate as published in The Wall Street Journal, plus a margin, with a floor of 5.5% on lines of $250,000 and greater. We hold a first or second mortgage position on the homes that secure our home equity /home improvement loans and lines of credit.

Other Consumer Loans. Other consumer loans totaled $1.0 million, or 0.1% of total loans at December 31, 2011 compared to $2.2 million, or 0.3% at December 31, 2010.

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

Unsecured loans and lines of credit generally have greater risk than residential mortgage loans. At December 31, 2011 and 2010, there was $38,000 and $83,000 respectively, of unsecured loans. Repayments of these loans depends on the borrower’s financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources, including existing customers, walk-in traffic, direct calling on commercial prospects, advertising and referrals from customers. From time to time, we will participate in loans originated by other banks to supplement our loan portfolio. During 2011, we did not participate in loans originated by other banks and we have none in our loan portfolio as of December 31, 2011. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting mortgage payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A mortgage servicing asset of approximately $5,000 and $7,000 as of December 31, 2011 and December 31, 2010, respectively, was recorded relating to the servicing of loans for others, and is included in other assets on our balance sheet.

Loan Underwriting. The Company adheres to underwriting guidelines that provide for continuity and completeness of process and are summarized as follows: a comprehensive and thorough review of (i) the financial information of applicant(s)and any guarantor(s), including current and historical balance sheet and income data, (at least two (2) years), balance sheet, income and cash flow projections, when appropriate, and credit checks; (ii) collateral valuation, including appraisals (based on regulatory requirements) on real estate-based loans; (iii) loan terms, pricing and covenants appropriate to risk; (iv) a review of the character and integrity of the borrower, including interviews of the proposed borrower if warranted, and (v) analysis of relevant industry data. We also review the purpose of a proposed loan which assists the Company in determining the terms of such loan, i.e. short-term notes should not be utilized to finance long-term investments or capital expenditures.

The Company’s general practice is not to make new loans or additional loans to a borrower or related interest of a borrower who is past due in principal or interest more than 90 days. In limited circumstances, the Company would advance an existing borrower new money to facilitate the completion of a project, with expectations that the full amount of the new advance plus reduction of the delinquent outstanding principal and interest would occur within one year of granting the additional funds.

The Company assesses a borrower’s income or cash flow expectations, its collateral position and a borrower’s financial outlook when temporarily restructuring loan terms. Based on that assessment the Company would then determine its course of action. Generally, in a troubled situation, on a loan with a long-term maturity, the maturity date is more often shortened or left unchanged than it is extended. An exception to this would be when a loan either has matured or is near maturity, the maturity date would be extended, but not for more than twelve months. Because cash flow is often a problem for a struggling borrower, the interest rate is usually reduced for a period of time, typically twelve months. Occasionally, the Company splits the loan into two separate notes: one note structured on terms that are supported by the borrower’s ability to repay and the other note structured on more lenient terms and/or possibly partially for fully written down.

Correspondent Lending Relationships. Cape Bank has residential correspondent banking relationships with other financial institutions mortgage banks, which enables us to sell conforming loans, FHA/VA and USDA loans that we originate on a servicing–released, non-recourse basis that we would normally not retain in our loan portfolio because of interest rate risk or because the loans do not conform to our standard underwriting guidelines. These correspondent relationships enable us to offer a full range of residential loan products and compete more effectively for residential loans within our market area. During the year ended December 31, 2011, Cape Bank sold approximately $19.2 million of loans to correspondents. The amount of loans sold varies according to market pricing and the portfolio needs of Cape Bank.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures recommended by management and reviewed and approved by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the type of loan, whether the loan is secured or unsecured and the officer’s position and experience. Individuals have joint authority up to assigned levels. Management Loan Committee approves loans for borrowing relationships from $1.5 million up to $5 million, Directors Loan Committee approves loans for borrowing relationships up to $10 million and the Bank’s Board of Directors approves loans for borrowing relationships over $10 million. All loans extended to Regulation O defined parties are approved by the Bank’s Board of Directors.

Loans-to-One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2011, our regulatory limit on loans-to-one borrower was $15.6 million. At that date, our largest lending relationship was $10.7 million, consisting of 6 loans and secured by commercial real estate and residential real estate. At December 31, 2011 these loans were performing in accordance with their terms.

Loan Commitments. We issue commitments for fixed and adjustable rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days. At December 31, 2011, the reserve for unfunded commitments totaled $89,000.

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

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist. In analyzing whether to restructure a loan that would be designated as a TDR, the Bank comes to an agreement with the borrower that would restructure the repayment terms. The Bank analyzes the borrower’s cash flow to determine what level of debt service the cash flow will support, and the collateral to determine how much equity is in the collateral. If the cash flow supports repaying part of the loan, but not all of it, typically the Bank will write-down the loan to the value supported by the cash flow and the loan will be restructured as a TDR in accordance with the agreed upon terms. Our management presents reports to the Board of Directors Loan Committee on a quarterly basis on Classified Loan relationships over $500,000.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Non-accrual loans:
Real estate loans: (1)
Commercial mortgage	$16,506	$27,781	$25,132	$12,117	$3,887
Residential mortgage	2,672	2,449	2,081	692	—
Construction	4,324	3,980	1,298	4,109	—
Home equity and line of credit	516	363	398	—	—
Commercial business loans	1,398	6,254	3,085	3,287	54
Other consumer loans	—	—	—	92	11

Total non-accrual loans	25,416	40,827	31,994	20,297	3,952

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	—	—	—	—	—
Residential mortgage	1,866	2,207	1,170	504	39
Construction	—	—	—	—	—
Home equity and line of credit	167	432	84	250	16
Commercial business loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days and still accruing	2,033	2,639	1,254	754	55

Total non-performing loans	27,449	43,466	33,248	21,051	4,007

Other real estate owned	8,354	3,255	4,817	798	—

Non-accrual investment securities	393	71	—	—	—

Total non-performing assets	$36,196	$46,792	$38,065	$21,849	$4,007

Performing TDRs	$10,840	$7,732	$—	$—	$—

Ratios:
Non-performing loans to total loans	3.77%	5.54%	4.14%	2.65%	0.86%
Non-performing assets to total assets	3.38%	4.41%	3.55%	2.00%	0.63%

(1)	includes $258,000 in commercial mortgage TDRs and $147,000 in residential mortgage TDRs.

For the years ended December 31, 2011, 2010 and 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $2.1 million, $1.9 million and $1.8 million, respectively. Income recorded for such loans was $643,000, $383,000 and $49,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)

At December 31, 2011
Real estate loans:
Commercial mortgage	2	$1,363	34	$15,464	36	$16,827
Residential mortgage	5	673	33	4,538	38	5,211
Construction	—	—	4	4,324	4	4,324
Home equity loans and lines of credit	1	95	12	683	13	778
Commercial business loans	—	—	15	1,398	15	1,398
Other consumer loans	—	—	—	—	—	—

Total	8	$2,131	98	$26,407	106	$28,538

At December 31, 2010
Real estate loans:
Commercial mortgage	1	$94	46	$18,250	47	$18,344
Residential mortgage	4	477	26	4,655	30	5,132
Construction	—	—	9	3,980	9	3,980
Home equity loans and lines of credit	2	103	9	795	11	898
Commercial business loans	—	—	27	4,031	27	4,031
Other consumer loans	2	16	—	—	2	16

Total	9	$690	117	$31,711	126	$32,401

At December 31, 2009
Real estate loans:
Commercial mortgage	4	$802	48	$20,592	52	$21,394
Residential mortgage	3	1,551	16	3,251	19	4,802
Construction	—	—	4	1,298	4	1,298
Home equity loans and lines of credit	1	50	6	482	7	532
Commercial business loans	3	101	12	3,085	15	3,186
Other consumer loans	—	—	—	—	—	—

Total	11	$2,504	86	$28,708	97	$31,212

At December 31, 2008
Real estate loans:
Commercial mortgage	7	$4,142	26	$12,117	33	$16,259
Residential mortgage	2	105	8	1,196	10	1,301
Construction	—	—	8	4,109	8	4,109
Home equity loans and lines of credit	—	—	1	250	1	250
Commercial business loans	8	1,909	12	3,287	20	5,196
Other consumer loans	5	122	5	89	10	211

Total	22	$6,278	60	$21,048	82	$27,326

At December 31, 2007
Real estate loans:
Commercial mortgage	4	$3,234	5	$3,887	9	$7,121
Residential mortgage	4	601	1	39	5	640
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial business loans	—	—	3	54	3	54
Other consumer loans	2	72	5	21	7	93

Total	10	$3,907	14	$4,001	24	$7,908

Classification of Loans. Our policies provide for the classification of loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. There is no specific credit metrics used to determine the risk rating.

Risk Rating 1-5—Acceptable credit quality ranging from High Pass (cash or near cash as collateral) to Management Attention/Pass (acceptable risk) with some deficiency in one or more of the following areas: management experience, debt service coverage levels, balance sheet leverage, earnings trends and the industry of the borrower.

Risk Rating 6—Watch List reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.

Management believes that the Substandard category is best considered in three discrete classes: RR 7.0 performing substandard loans; RR 7.5; and RR 7.9.

Risk Rating 7.0—The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit some signs of weakness manifested in either cash flow or collateral. In some cases, while cash flow is below the policy levels, the customer is in a cash business and has never presented financial reports that reflect sufficient cash flow for a global cash flow coverage ratio of 1.20.

Risk Rating 7.5—These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of historic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.9—These loans have undergone a FASB ASC Topic No. 310 Receivables analysis or have a specific reserve. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged off.

Our classified assets total includes $25.4 million of non-performing loans at December 31, 2011.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value, less the cost to sell, at the date of foreclosure, establishing a new cost basis. The estimated fair value is determined by an appraisal, a broker opinion of value, a listing agreement, or a signed agreement of sale and generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2011, we had $8.4 million in other real estate owned compared to $3.3 million at December 31, 2010.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2011 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. The economic information located within the Market Area section of this report was considered by management and used as a factor in our analysis of determining the adequacy of our general allowance for loan losses.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or For the Years ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)

Balance at beginning of year	$12,538	$13,311	$11,240	$4,121	$4,009

Allowance from acquired entity	—	—	—	3,791	—

Charge-offs:
Real estate loans:
Commercial mortgage	(9,143)	(4,159)	(8,043)	(2,406)	—
Residential mortgage	(423)	(677)	(239)	(572)	—
Construction	(2,517)	(1,160)	(2,378)	(1,806)	—
Home equity loans and lines of credit	(393)	—	—	—	—
Commercial business loans	(3,124)	(2,751)	(872)	(786)	(119)
Other consumer loans	(62)	(90)	(124)	(138)	(113)

Total charge-offs	(15,662)	(8,837)	(11,656)	(5,708)	(232)

Recoveries:
Real estate loans:
Commercial mortgage	96	436	406	—	—
Residential mortgage	23	—	—	—	—
Construction	9	—	114	—	—
Home equity loans and lines of credit	8
Commercial business loans	59	103	18	—	—
Other consumer loans	26	29	30	27	43

Total recoveries	221	568	568	27	43

Net (charge-offs) recoveries	(15,441)	(8,269)	(11,088)	(5,681)	(189)

Write-downs on transfers to HFS	(4,051)	—	—	—	—
Provision for loan losses	19,607	7,496	13,159	9,009	357
Reclassification to other liabilities for reserve on off-balance sheet items	—	—	—	—	(56)

Balance at end of year	$12,653	$12,538	$13,311	$11,240	$4,121

Ratios:
Net charge-offs to average loans outstanding	2.01%	1.05%	1.37%	0.74%	0.06%
Allowance for loan losses to non-performing loans at end of year	46.10%	28.84%	40.04%	53.39%	102.85%
Allowance for loan losses to total loans at end of year	1.74%	1.60%	1.66%	1.41%	0.89%

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$8,208	71.3%	$9,809	82.7%	$9,571	71.9%
Residential mortgage	1,909	16.5%	879	7.4%	2,048	15.4%
Construction	744	6.4%	736	6.2%	388	2.9%
Home equity loans and lines of credit	349	3.0%	195	1.6%	771	5.8%
Commercial business loans	312	2.7%	236	2.0%	492	3.7%
Other consumer loans	16	0.1%	13	0.1%	41	0.3%

Total allocated allowance	11,538	100.0%	11,868	100.0%	13,311	100.0%

Unallocated	1,115		670		—

Total	$12,653		$12,538		$13,311

	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2008		2007
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$6,829	51.8%	$2,381	43.0%
Residential mortgage	1,696	28.5	978	37.8
Construction	1,477	6.8	336	8.3
Home equity loans and lines of credit	346	5.9	208	8.0
Commercial business loans	809	6.8	97
Other consumer loans	83	0.2	121	2.6

Total allocated allowance	11,240	100.0%	4,121	0.3

Unallocated	—		—	100.0%

Total	$11,240		$4,121

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

At December 31, 2011, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $190.7 million and consisted primarily of municipal bonds, corporate bonds, mortgage-backed securities, including collateralized mortgage obligations, collateralized debt obligations, U.S. Government and agency securities, including securities issued by U.S. Government sponsored enterprises. Our entire investment portfolio is classified as available-for-sale (AFS) after reclassifying the held-to-maturity portion of the portfolio to AFS effective December 31, 2009.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return on our investment. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved annually. The Investment Committee (a subcommittee of ALCO), consisting of the Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”), Chief Operating Officer (the “COO”) and Treasurer, meets on a monthly basis and is responsible for implementation of the investment policy and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a monthly basis.

Municipal Securities. We invest in municipal bonds issued by counties, cities, school districts and utility authorities; primarily general obligation and some revenue bonds. Our policy allows us to purchase such securities rated “A-” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2011, our municipal securities portfolio consisted of issuers within the State of New Jersey in the amount of $2.6 million and issuers within other states consisted of $19.4 million.

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

Collateralized Mortgage Obligations. Collateralized Mortgage Obligations (CMOs) are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. With the exception of one private label (non-agency) security which totaled $559,000 at December 31, 2011, all of the CMOs are backed by U.S. Government agencies or Government sponsored enterprises. The non-agency CMO is performing according to its contractual terms. See the Securities Impairment section of Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations for information related to the risks associated with non-agency CMOs.

Collateralized Debt Obligations. We own 24 collateralized debt obligation securities (CDOs) that are backed by trust preferred securities, 16 of which have been principally issued by bank holding companies and 8 of which have been principally issued by insurance companies. All of the CDO securities have below investment grade credit ratings. During 2011, we recorded a $1.5 million charge to earnings for the credit-related portion of other-than-temporary impairment (OTTI). Given the current illiquidity in the market for these securities, determining their estimated fair value requires substantial judgment and estimation of factors that are not currently observable. Because of changes in the creditworthiness of the underlying financial institutions, market conditions, and other factors, it is possible that, in future reporting periods, we could deem more of our CDOs to be OTTI. Such a determination would require us to write down their value and incur a non-cash OTTI charge. See Note 3—Investment Securities of the Notes to Consolidated Financial Statements for more information related to our CDO portfolio.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$39,370	$39,746	$72,470	$71,735	$46,004	$45,972
Corporate bonds	22,128	22,181	17,994	18,135	10,851	11,046
Municipal bonds	21,405	21,997	25,811	25,406	33,901	34,381
Collateralized debt obligations	8,311	3,584	9,715	1,134	13,038	1,456

Total debt securities	$91,214	$87,508	$125,990	$116,410	$103,794	$92,855

Mortgage-backed securities:
GNMA pass-through certificates	4,699	4,964	2,318	2,368	677	693
FHLMC pass-through certificates	4,696	4,806	3,299	3,433	5,338	5,513
FNMA pass-through certificates	11,781	12,262	16,542	17,266	26,612	27,588
Collateralized mortgage obligations	79,894	81,174	17,728	17,930	26,514	26,166

Total mortgage-backed securities	$101,070	$103,206	$39,887	$40,997	$59,141	$59,960

Total securities available-for-sale	$192,284	$190,714	$165,877	$157,407	$162,935	$152,815

Effective December 31, 2009, the Company reclassified the Held-to-Maturity portion of its investment portfolio, which had a market value of $44.5 million and an amortized cost of $43.0 million, to Available-for-Sale.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2011 was 2.87%.

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	One Year or Less		More than One Year		More than Five Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
December 31, 2011	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(dollars in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$—	0.00%	$29,371	1.37%	$9,999	2.29%	$—	0.00%	$39,370	$39,746	1.60%
Corporate bonds	—	0.00%	22,128	0.00%	—	—	—	—	22,128	22,181	2.09%
Municipal bonds	1,652	3.63%	6,441	3.57%	4,165	3.70%	9,147	4.46%	21,405	21,997	3.98%
Collateralized debt obligations	—	—	—	—	—	—	8,311	2.72%	8,311	3,584	2.72%
Mortgage-backed securities:
GNMA pass-through certificates	—	—	27	3.65%	116	3.10%	4,556	4.37%	4,699	4,964	4.33%
FHLMC pass-through certificates	—	—	128	5.24%	—	0.00%	4,568	2.78%	4,696	4,806	2.85%
FNMA pass-through certificates	1	6.47%	356	5.26%	2,457	2.90%	8,967	3.80%	11,781	12,262	3.65%
Collateralized mortgage obligations	400	4.71%	1,180	3.89%	16,557	2.02%	61,757	2.25%	79,894	81,174	2.24%

Total securities available-for-sale	$2,053	3.84%	$59,631	1.96%	$33,294	2.38%	$97,306	2.77%	$192,284	$190,714	2.46%

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. Included in interest-bearing demand deposits at December 31, 2011 was $71.4 million, or 9.2% of balances from a variety of local municipal relationships. At December 31, 2011, we had $14.0 million of brokered deposits, or 1.8% of our total deposits. Included in the brokered deposits were $8.8 million of reciprocal certificates of deposits offered under the Certificate of Deposit Account Registry Service® (“CDARS”), a program in which Cape Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the year ended December 31,
	2011			2010
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)

Non-interest bearing	$75,930	9.9%	n/a	$69,439	9.0%	n/a
Savings accounts	85,409	11.1%	0.25%	82,146	10.7%	0.38%
NOW and money market	304,972	39.7%	0.57%	270,206	35.2%	0.80%
Certificates of deposit	302,426	39.3%	1.49%	346,322	45.1%	1.77%

Total deposits	$768,737	100.0%	0.84%	$768,113	100.0%	1.12%

	September 30,	September 30,	September 30,
	For the year ended December 31,
	2009
			Weighted
	Average		Average
	Balance	Percent	Rate
	(dollars in thousands)

Non-interest bearing	$68,364	9.0%	n/a
Savings accounts	80,248	10.6%	0.48%
NOW and money market	236,984	31.3%	0.89%
Certificates of deposit	371,664	49.1%	2.66%

Total deposits	$757,260	100.0%	1.64%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	September 30,	September 30,	September 30,
	At December 31,
	2011	2010	2009
	(in thousands)
Interest Rate
Less than 2.00%	$218,111	$232,374	$162,486
2.00% - 2.99%	47,270	38,270	113,358
3.00% - 3.99%	6,247	10,405	23,881
4.00% - 4.99%	16,398	23,066	33,737
5.00% - 5.99%	1,079	2,668	3,449

Total	$289,105	$306,783	$336,911

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Period to Maturity at December 31, 2011
					More
	Less Than	More Than	More Than	More Than	Than
	or Equal to	One to Two	Two to	Three to	Four
	a Year	Years	Three Years	Four Years	Years	Total
	(in thousands)
Interest Rate
Less than 2.00%	$182,960	$26,801	$5,417	$1,978	$955	$218,111
2.00% - 2.99%	18,278	4,713	1,689	9,540	13,050	47,270
3.00% - 3.99%	1,059	2,313	2,289	586	—	6,247
4.00% - 4.99%	7,657	8,741	—	—	—	16,398
5.00% - 5.99%	1,079	—	—	—	—	1,079

Total	$211,033	$42,568	$9,395	$12,104	$14,005	$289,105

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $131.4 million. The following table sets forth the maturity of these certificates as of December 31, 2011.

September 30,
At December 31, 2011
(in thousands)
Maturities
Three months or less	$64,570
Over three months through six months	21,540
Over six months through one year	15,892
Over one year to three years	17,617
Over three years	11,745

Total	$131,364

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

Our borrowings consist of advances and repurchase agreements from the Federal Home Loan Bank of New York totaling $134.0 million at December 31, 2011. Additionally, we had $10.0 million in repurchase agreements through another party at December 31, 2011. At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $134.0 million based on our unused qualifying collateral available to support such advances. Access to these funds in the future assumes that the Federal Home Loan Bank’s evaluation of our creditworthiness will not change. In addition, we have access to funding of $10.0 million through the discount window at the Federal Reserve Bank of Philadelphia based on qualifying collateral that has been pledged to support such borrowings. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the period indicated.

	September 30,	September 30,	September 30,
	2011
	FHLB	Repurchase
	Borrowings	Agreements	Total
	(dollars in thousands)

Average daily balance during the year	$114,605	$37,591	$152,196
Average interest rate during the year	3.36%	3.44%	3.38%
Maximum month-end balance during the year	$138,026	$37,614	$175,640
Weighted average interest rate at year-end	3.25%	4.32%	3.53%

Personnel

As of December 31, 2011, we had 170 full-time employees and 32 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

SUPERVISION AND REGULATION

General

Federal law allows a state savings bank that qualifies as a “qualified thrift lender” (discussed below), such as Cape Bank, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such an election results in the Company being regulated as a savings and loan holding company rather than as bank holding company, by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At the time of its mutual to stock conversion, Cape Bank elected to be treated as a savings association under the applicable provisions of the HOLA. Accordingly, Cape Bancorp is a savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the Federal Reserve Board. Cape Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

Cape Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Cape Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as its chartering authority, and by the FDIC, as the Bank’s deposit insurer and primary federal regulator. Cape Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Cape Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the New Jersey Department of Banking and Insurance (the “Department”), the FDIC, the Federal Reserve Board, the SEC or the U.S. Congress, could have a material adverse impact on Cape Bancorp, Cape Bank and our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions. The Dodd-Frank Act eliminated the Office of Thrift Supervision (the “OTS”). Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The transfer of regulatory functions took place on July 21, 2011. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Cape Bancorp, was transferred from the Office of Thrift Supervision to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Cape Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the CFPB.

In addition to eliminating the Office of Thrift Supervision and creating the CFPB, the Dodd-Frank Act, among other things, changed the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and established a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Cape Bank and Cape Bancorp.

Certain of the regulatory requirements that are or will be applicable to Cape Bank and Cape Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Cape Bank and Cape Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

New Jersey Banking Regulation

Activities Powers. Cape Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, New Jersey savings banks, including Cape Bank, generally may invest in: real estate mortgages; consumer and commercial loans; specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies; certain types of corporate equity securities and certain other assets.

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Department. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that prior approval by the Department is required before exercising any such power, right, benefit or privilege. The exercise of these lending, investment and activity powers is further limited by federal law and the related regulations. Cape Bank does not have any investments due to provisions provided under leeway powers. See “—Federal Banking Regulation—Activity Restrictions on State-Chartered Banks” below.

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

Examination and Enforcement. The Department may examine Cape Bank whenever it deems an examination advisable. The Department examines Cape Bank at least once every two years, alternating annual examinations with the FDIC. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Commissioner of the Department why such person should not be removed. The Department may also appoint a receiver for a savings bank under certain conditions, including insolvency.

Federal Banking Regulation

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2011, the Company and Bank has met all capital adequacy requirements to which it is subject.

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

As of December 31, 2011, Cape Bank complied with applicable FDIC minimum capital requirements.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and equity investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before engaging as principal in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC deposit insurance fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions. Equity investments by state banks are generally limited to those permissible for national banks but bank subsidiaries may seek FDIC approval to engage in a broader range of equity investments.

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 million. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. Cape Bank is not currently engaging in such activities and has no plans to do so.

Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2011, Cape Bank was in compliance with this requirement.

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Cape Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

“Undercapitalized” institutions are subject to various restrictions, such as on dividends and growth. They must also file an acceptable capital restorations plan that must be guaranteed by any controlling holding company in an amount up to the lesser of 5% of the institution’s assets or the amount of capital needed to achieve compliance with capital standards. Various other supervisory restrictions may apply. The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

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

Cape Bank is classified as “well-capitalized” under the Prompt Corrective Action rules.

Insurance of Deposit Accounts. Cape Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Cape Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, certain non-interest-bearing transaction accounts are fully insured, regardless of the dollar amount, until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all insured depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2  1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

On May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution's assets minus its Tier 1 capital, on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution's domestic deposits.

Subsequently the FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to $449,000 for the Bank. The amount of prepayment was determined based on certain assumptions, including an annual 5% growth rate in the assessment base through the end of 2012. The pre-payment was recorded as a prepaid expense asset at December 31. 2009 and is being amortized to expense over three years.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2.00%.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 0.68 basis points of an institution’s total assets less tangible equity.

Transactions with Affiliates of Cape Bank. Transactions between an insured bank, such as Cape Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. For example, Cape Bancorp is an affiliate of Cape Bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

•

limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such bank’s capital stock and surplus, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, transactions with bank with affiliates, including covered transactions must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

Prohibitions Against Tying Arrangements. Banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the institution.

Community Reinvestment Act and Fair Lending Laws. All FDIC insured banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice. Cape Bank received a Community Reinvestment Act rating of “satisfactory” in its most recent federal examination.

Loans to Insiders. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans to one borrower limit applicable to national banks, which is comparable to the loans to one borrower limit applicable to Cape Bank. See “—New Jersey Banking Regulation—Loans to One Borrower Limitation”. Aggregate loans by a bank to all insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed $100,000. Federal regulation also requires that any proposed loan to an insider or an insider’s related interest be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider his or her related interests, would exceed either (i) $500,000 or (ii) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders.

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

The USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addressed, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We have policies, procedures and systems designed to ensure compliance with these regulations.

Holding Company Regulation

General. Cape Bancorp is a unitary savings and loan holding company subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning activities. In addition, the Federal Reserve Board has enforcement authority over Cape Bancorp’s non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Cape Bank.

Pursuant to the Dodd-Frank Act regulatory restructuring, the Federal Reserve Board assumed the Office of Thrift Supervision’s authority over savings and loan holding companies on July 21, 2011.

As a unitary savings and loan holding company, Cape Bancorp is permitted to engage in those activities permissible for financial holding companies (if certain criteria are met) or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by federal regulations.

Federal law requires subsidiary institutions of savings and loan holding companies, such as Cape Bank, to provide prior notice to the Federal Reserve Board of proposed dividends. In the event Cape Bank’s capital fell below its regulatory requirements or the FDIC notified it that it was in need of increased supervision, Cape Bank’s ability to make capital distributions could be restricted. In addition, the Federal Reserve Board could deny a proposed capital distribution by any institution, if the Federal Reserve Board determines that such distribution would be unsafe or unsound.

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from Tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. The Federal Reserve Board has not yet issued such regulations.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and other capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Cape Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Qualified Thrift Lender Test. In order for Cape Bancorp to be regulated as savings and loan holding company, rather than as a bank holding company, by the Federal Reserve Board), Cape Bank must qualify as a “qualified thrift lender” under OTS regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2011, Cape Bank maintained 70.1% of its portfolio assets in qualified thrift investments. Cape Bank also met the Qualified Thrift Lender test in each of the prior four quarters.

Acquisitions and Control. Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of any company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider factors such as the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, the effectiveness of each parties’ anti-money laundering program and competitive factors.

Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company under certain circumstances, such as where a savings and loan holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, which is the case with Cape Bancorp. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and 2009, economic conditions continued to worsen, due initially to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. Median home sales prices in Atlantic and Cape May County declined from 2010 to 2011 by 4.1% and 5.2% respectively when comparing data for third quarter of 2011 to the same period in 2010. Additionally the number of sales in Atlantic County decreased for the third quarter of 2011 compared to the third quarter of 2010, while in Cape May County the number of sales increased for the same period. Unemployment in Atlantic and Cape May County was 12.7% and 15.1% respectively as of December 2011. Additionally, residential building permits, which had leveled off in both counties from 2009 to 2010, increased in Cape May County by 1% and decreased in Atlantic County by 26%.

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

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Continue to Expose us to Increased Lending Risks.

At December 31, 2011, $386.6 million, or 53.1% of our loan portfolio, consisted of commercial real estate loans, including commercial construction loans. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including residential mortgage loans, which totaled $252.5 million, or 34.6% of our total loan portfolio, at December 31, 2011. In addition, at December 31, 2011, $41.8 million, or 5.7% of our loan portfolio, consisted of commercial business loans.

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

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the Jersey shore community in general. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in Cape May and Atlantic Counties, New Jersey. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Should the economic downturn limit discretionary spending, many of the seasonal and vacation oriented businesses may suffer. In addition, the gaming industry is a significant economic force in our market and has already suffered a serious decline in revenues due to the economy and increased regional competition. This situation may worsen in the future. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy also may have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. The Atlantic City casino industry has experienced declines in many areas of their business, such as:

a.	casino revenue in total was down 6.9% in 2011 from 2010;

b.	10 of 11 casinos had revenue declines during the period 2010 to 2011;

c.	employment levels at the casinos declined during 2011;

d.	the occupancy rate in the city’s casino hotels declined to 84.5% for the nine month period ended September 30, 2011 compared to 85% for the same period ended in 2010.

e.	for nine months ended September 30, 2011 net income per casino indicates that 8 of 11 casinos reported losses for the period.

In addition to the national, regional and local economies negatively affecting Atlantic City casinos, they have also been negatively affected by competition from casinos in Pennsylvania and Delaware. Pennsylvania currently has 10 operating casinos with the eleventh scheduled to open in March 2012. These casinos have both slot machines and gaming tables. The impact of Delaware casinos on the Atlantic City casino market is not as significant as Pennsylvania because Delaware currently has only three casinos which are limited to slot machines.

The State of New Jersey is making efforts to contribute to the revitalization of Atlantic City in the following ways:

•	Established a New Jersey State-run Tourism District within Atlantic City.

•

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

•	Consideration of permitting “small” (minimum 200 rooms and gaming floor area of 24,000 square feet) casino hotels in Atlantic City, and interest in this market has been expressed by certain companies.

•	Casino Reinvestment Development Authority (“CRDA”) will oversee operations of the Atlantic City Convention and Visitors Authority.

•	A discount shopping outlet in Atlantic City is expanding and the CRDA is assisting with this project by lending the developer $9 million for this project.

Future Changes in Interest Rates Could Reduce Our Profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2011, the fair value of our available for sale investment securities totaled $190.7 million and the amortized cost of such securities was $192.3 million. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in Cape Bank's net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets and liabilities. At December 31, 2011, in the event of an immediate 100 basis point increase in interest rates, we would experience a 3.7% increase in net portfolio value and a $767,000 decrease in net interest income. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.

An Inadequate Allowance for Loan Losses Would Negatively Affect Our Results of Operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is appropriate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot be certain that our allowance is appropriate to cover probable loan losses inherent in our portfolio.

Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit a lender’s ability to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting our rights as a creditor, are implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. Should such legislation be implemented, Cape Bank could be directly impacted for those loans held directly within the portfolio. Such legislation could also have a major impact on loans underlying and collateralizing mortgage-backed securities and thus indirectly affect Cape Bank by decreasing the value of securities held in the investment portfolio.

We Are Subject to Extensive Regulatory Oversight That Could Limit Our Operations, Products and Services, and Make Regulatory Compliance Expensive.

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

Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.

We evaluate our investment securities for OTTI as required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities”. When a decline in fair value below cost is deemed to be other-than-temporary, the impairment must be recognized as a charge to earnings to the extent it is related to credit losses. In determining whether or not OTTI exists, management considers several factors, including the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, adverse changes to projected cash flows, credit rating downgrades, and our intentions with regard to selling the securities or whether it is more likely than not that we will be required to sell the securities prior to the anticipated recovery in fair value. The greatest risk of OTTI exists in our investment securities portfolio and in particular with the CDO and non-agency CMO securities that we own. As of December 31, 2011, if these securities were deemed to be OTTI and the entire amount was related to credit losses, the pro forma reduction to our net income would be approximately $0.38 per share.

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

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2011, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our net income would be approximately $1.85 per fully diluted share.

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

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

We recorded dividend income of $363,000 on our Federal Home Loan Bank of New York stock in 2011. However, no assurances can be given that these dividends will continue to be paid in the future. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings to decrease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company currently conducts business from its main office located at 225 North Main Street, Cape May Court House, New Jersey, 08210, from its additional 15 branch offices located throughout Atlantic and Cape May Counties, New Jersey, and from loan production offices located in Burlington and Cape May Counties, New Jersey. The Bank received regulatory approval for the closing of one branch in Cape May County which will be effective as of the close of business March 18, 2012. At December 31, 2011, the aggregate net book value of premises and equipment was $20.2 million. With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Period Ending
Index	02/01/08	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11
Cape Bancorp	100.00	97.01	92.04	85.87	66.87	71.14	84.58	99.50	78.11
NASDAQ Composite	100.00	95.38	65.94	77.13	95.84	89.50	113.23	118.91	112.33
SNL Mid-Atlantic Thrift Index	100.00	89.18	76.78	63.09	73.23	74.47	84.07	72.87	64.87

The following table sets forth the range of high and low bid information for the Company’s common stock as reported on NASDAQ for the period beginning January 1, 2010. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	High	Low	High	Low
First Quarter	$10.08	$8.58	$8.07	$5.86
Second Quarter	$10.39	$9.79	$8.06	$6.89
Third Quarter	$10.19	$6.69	$7.74	$7.10
Fourth Quarter	$8.21	$6.64	$8.90	$7.34

(b)	Not applicable

(c)	There were no issuer repurchases of securities during the fourth quarter of the December 31, 2011 fiscal year.

ITEM  6. SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of Cape Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bancorp and related notes included elsewhere in this Annual Report.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,071,128	$1,061,042	$1,072,821	$1,090,735	$613,811
Cash and cash equivalents	$25,475	$14,997	$13,513	$22,501	$15,631
Investment securities available for sale, at fair value	$190,714	$157,407	$152,815	$114,655	$62,128
Investment securities held to maturity	$—	$—	$—	$48,825	$45,140
Loans held for sale	$7,657	$1,224	$398	$—	$350
Loans, net	$716,341	$772,318	$789,473	$783,869	$459,936
Federal Home Loan Bank of New York stock, at cost	$7,533	$8,721	$10,275	$11,602	$3,848
Bank owned life insurance	$29,249	$28,252	$27,210	$26,446	$15,421
Deposits	$774,403	$753,068	$736,587	$711,130	$465,648
Borrowings	$144,019	$169,637	$203,981	$234,484	$65,000
Total stockholders’ equity	$145,719	$132,154	$126,548	$140,725	$72,829

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Selected Operating Data:
Interest income	$46,467	$50,269	$54,533	$58,127	$36,629
Interest expense	11,611	14,539	19,028	24,253	17,146

Net interest income	34,856	35,730	35,505	33,874	19,483
Provision for loan losses	19,607	7,496	13,159	9,009	357

Net interest income after provision for loan losses	15,249	28,234	22,346	24,865	19,126
Non-interest income	5,311	2,851	932	(10,793)	3,992
Non-interest expense	30,928	28,534	29,168	64,717	18,391

Income (loss) before income tax expense	(10,368)	2,551	(5,890)	(50,645)	4,727
Income tax expense (benefit)	(18,355)	(1,490)	12,011	(8,154)	1,299

Net income (loss)	$7,987	$4,041	$(17,901)	$(42,491)	$3,428

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or for the years ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.75%	0.38%	(1.64%)	(3.86%)	0.56%
Return on equity (ratio of net income to average equity)	5.61%	3.06%	(12.89%)	(24.47%)	4.81%
Earnings (loss) per share	$0.64	$0.33	$(1.45)	$(3.49)	n/a
Average interest rate spread (1)	3.42%	3.46%	3.27%	3.14%	3.02%
Net interest margin (2)	3.60%	3.66%	3.54%	3.48%	3.50%
Efficiency ratio (3)	72.93%	68.59%	69.19%	167.31%	78.34%
Non-interest expense to average total assets	2.90%	2.68%	2.67%	5.87%	2.99%
Average interest-earning assets to average interest-bearing liabilities	114.71%	113.67%	114.11%	113.67%	115.76%

Asset Quality Ratios:
Non-performing assets to total assets	3.38%	4.41%	3.55%	1.93%	0.63%
Non-performing loans to total loans	3.77%	5.54%	4.14%	2.65%	0.86%
Allowance for loan losses to non-performing loans	46.10%	28.84%	40.04%	53.39%	102.85%
Allowance for loan losses to total loans	1.74%	1.60%	1.66%	1.41%	0.89%

Capital Ratios:
Total capital (to risk-weighted assets)	13.82%	13.90%	12.71%	14.25%	17.33%
Tier I capital (to risk-weighted assets)	12.57%	12.65%	11.45%	13.00%	16.34%
Tier I capial (to average assets)	9.15%	9.96%	9.37%	9.87%	11.11%
Equity to assets	13.60%	12.46%	11.80%	12.90%	11.49%

Other Data:
Number of full service offices	16	17	18	18	13
Full time equivalent employees	191	205	201	202	133

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)

Represents non-interest expense divided by the sum of net interest income and non-interest income. Recalculating the 2008 efficiency ratio excluding the Goodwill Impairment ($31.751 million) and CapeBank Charitable Foundation Contribution ($6.2 million) results in an efficiency ratio of 69.2%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. The merger of Cape Savings Bank (now Cape Bank) and Boardwalk Bancorp on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, with a total of 18 branches providing complimentary branch coverage. At December 31, 2011, we had total assets of $1.071 billion. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence and an experienced executive management team. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We also offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small and mid-sized businesses. At December 31, 2011, our retail market area primarily included the area surrounding our 16 offices located in Cape May and Atlantic Counties, New Jersey.

During 2012, Cape Bank will emphasize the following:

1)	Continue our efforts to reduce non-performing assets through remediation or sale;

2)	With the improvement in the Bank’s credit profile by reducing non-performing assets and classified items, focus on enhancing the Bank’s outreach to the community building relationships and the loan portfolio; and

3)	Manage net interest income and operational improvements to reduce the Efficiency Ratio.

Continue our efforts to reduce non-performing assets through remediation or sale:

During the previous year, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. In addition, Management arranged for the sale of several troubled credits in 2011. These steps helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts in 2012 with the goal of reducing classified items to levels that would fall more within industry norms.

Focus on building customer relationships and the loan portfolio:

As troubled credits are reduced, Management is redirecting focus to building core franchise value. During the second half of 2011, the retail banking division and the sales teams were restructured. Compensation plans were revamped to incentivize employees to grow relationships and the loan portfolio. With this groundwork completed, the goals of 2012 are to capitalize on these efforts. There are signs that the local economy is slowly improving with some modest strengthening of loan demand. While some of this activity is based on borrowers attempting to take advantage of lower interest rates through refinancing, there are also indications of commercial customers taking on new ventures as confidence in the economy builds.

Efforts to increase outstanding loan balances include residential mortgage lending. The Bank is in the process of restructuring this department with the intention of increasing production. This increased activity will focus on additional loans for both the portfolio and for sale in the secondary market.

Manage net interest income and operational improvements:

Management anticipates that there will be continued compression of the Net Interest Margin (“NIM”) during 2012. Costs of funds have benefited from the decline in rates, but at the current levels, there does not appear to be room for substantial further reductions. Conversely, more borrowers recognize the opportunities for reducing rates through refinancing existing debt. As banks struggle to grow assets, the competition for this business is intense keeping loan rates in check. Comments from the FOMC point to an extended period of low rates on the short end of the yield curve which could remain low through 2014. The result—there is pressure on NIM which should continue through the year and perhaps longer.

Management is working to offset some of the impact by increasing non-interest income. For community banks, this source of income is normally a smaller component of total income, but Management is working to increase this wherever practicable. The Bank no longer offers free checking and has reviewed its entire fee structure to ensure that it is both competitive and maximizing income.

Since the merger in 2008, the Bank has closed two branches with a third office set to close in March 2012. Despite the closings, core deposits have grown and the cost saves have aided performance. Management believes that more effort needs to be placed in expense control. In this regard, if Management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

Net interest income will benefit if we are successful in increasing earning assets through growth in the loan portfolio. Early signs of activity are positive but with a fragile recovery, exogenous factors could undermine our efforts.

2012 Outlook

Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 12.7% and 15.1% respectively as of December 2011. Residential real estate values decreased in 2011 in both Atlantic and Cape May counties by 4.1% and 5.2% respectively. Additionally, the number of residential building permits issued declined from 2008 to 2009, leveled off during 2010 and declined again in 2011.

During 2012, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing loan underwriting practices, which we believe are appropriate in the current market. The recognition of additional goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with expected decreases in non-performing assets,and a focus on net interest margin and efficiency ratio, additional goodwill impairment is not probable. Our capital remains strong at Cape Bank and there is no expectation of raising additional capital through government programs or by any other means during 2012.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income (which is the income that we earn on our loans and investments) and interest expense (which is the interest that we pay on our deposits and borrowings). Changes in levels of market interest rates affect our net interest income.

During the past three years the Bank’s yield curve steepened from 2009 to 2010 then flattened slightly in 2011 as rates on the short end of the yield curve remained stable while rates on the long end continued to decline. Short term rates have remained in a tighter range than mid and long term rates during the past year particularly regarding long term rates during 2011 when they experienced historic declines. The Bank’s net interest margin has moved directionally consistent with the Bank’s yield curve during the past three years, from 2009 to 2010 the net interest margin improve 12 basis points and from 2010 to 2011 the net interest margin declined 6 basis points as the yield curve flattened.; although we incurred a loss in 2009 we did record net income of $4.0 million and $8.4 million for 2010 and 2011 respectively. The loss in 2009 was the result of expenses related to OTTI, provision for loan losses and a deferred tax asset valuation allowance. These items and others are discussed in more detail within the Management Discussion and Analysis section of this report.

The Bank’s net interest margin has held within a range of 12 basis points during the past three years and is 3.60% for 2011, was at a high of 3.66% in 2010 and was 3.54% in 2009. The decline of 6 basis points from 2010 to 2011 was the result of the yield on interest earning assets declining 36 basis points while the cost of funds on interest bearing liabilities declined 32 basis points. The decline on the yield of interest earning assets was primarily the result of the yield on the investment and loan portfolios declining by 30 basis points from 2010 to 2011 while the portfolio mixed changed as the average balance of investments increased by $9.7 million the average balance of the loan portfolio decreased $21.4 million. The decline in the cost of funds on interest bearing liabilities was primarily attributable to the decline of the cost of funds of 65 basis points on money market accounts, 28 basis points on certificates of deposit, and 30 basis points on borrowings.

The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, benefitted the Bank’s net interest income in 2010 as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2010. However during 2011 the Bank’s net interest margin did declined 6 basis points as discussed previously, and we expect during 2012 that we will experience continued downward yield pressure on interest earning assets, without significant benefit from the downward repricing of interest bearing liabilities. With the expected prolonged low interest rate environment it is anticipated that net interest margin will remain under pressure for an extended period of time. We do anticipate the benefit of converting non-performing assets into earning assets during 2012.

A secondary source of income is non-interest income, which is revenue that we receive from providing other products and services. Most of our non-interest income consists of service charges (primarily service charges on deposit accounts, which include overdraft charges). We also recognize non-interest income/loss from the sale or other-than-temporary-impairment of loans and securities. Also, during 2011 a gain of $1.8 million was recognized as a result of the Bank selling its main office complex (see Note 17- Sale of Bank Premises).

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. In accordance with FASB ASC Topic No. 450 Contingencies, we establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, external factors such as competition and regulatory, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans.

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

Management reviews the level of the allowance quarterly. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Through December 31, 2011, all 16 of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment. Of those securities, 11 have been completely written off and the 5 remaining bank-issued CDOs have a total book value of $597,000 and a fair value of $393,000 at December 31, 2011. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At December 31, 2011, the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $3.2 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

Approximately $559,000 of the collateralized mortgage obligations are non-agency, consisting of 1 security which had an unrealized loss of $26,000 at December 31, 2011. While we have determined this unrealized loss to be temporary, a continued downturn in the financial markets could cause us to reassess our determination. Deteriorating financial conditions may cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on the security, thereby increasing the likelihood of OTTI.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2011, $12.2 million of the valuation allowance was released and was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters through September 30, 2011, projected future taxable income and a recent tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. As of December 31, 2011, a valuation allowance in the amount of approximately $1.6 million had been established against the Company’s deferred tax assets.

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

We have been growing our commercial loan portfolio over the past several years. This includes loans for the operation of customers’ businesses (lines of credit, equipment loans, working capital) and loans for commercial real estate (often the operating headquarters of a customer in a service business). This focus stems in part from management’s belief that community banking can successfully fulfill a need by providing services to small and mid-sized businesses. In the process of fulfilling this community need, commercial relationships also provide great benefit to the community bank. Commercial loans permit variable rates that can offset interest rate risk. Commercial relationships often include demand accounts which offer value both in interest rate risk management and in net interest margin. We believe that this strategy has a likelihood of success due the knowledge of the local market and connections to the local business community provided by both management and the board of directors.

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

At December 31, 2011, we had $386.6 million in commercial real estate loans (including construction) and $41.8 million of commercial business loans, representing 53.1% and 5.7% of total loans, respectively. At December 31, 2010, we had $428.7 million in commercial real estate loans (including construction) and $48.2 million of commercial business loans, representing 54.6% and 6.1% of total loans, respectively. Commercial loans diversify our loan portfolio and improve the interest rate sensitivity of our assets. Our maximum loans-to-one borrower limit was $16.1 million at December 31, 2011, although we do not expect to have any lending relationship that would reach this limit.

Credits are evaluated on the strength of traditional cash flows, and to a lesser extent, the value of any collateral whether real estate or other. The CCO is a direct report to the CEO and is responsible for loan policy and the quality of credit underwriting and administration. The credit culture is designed to provide greater protection for the bank from risks inherent in commercial lending.

Returning to active engagement with both existing relationships and potential customers.

There are signs that the economy is recovering. As troubled credits recede in importance due to their sale or disposition, Management is able to focus on the community and fulfilling its banking needs. Most customers that have survived the economic downturn appear to have the resources and skills to continue operations, and there are indications that confidence and optimism are building. The new Chief Marketing Officer has repositioned the Bank and its products. Newer tools and clear direction are set to guide the Bank and its employees as they more actively engage with the community. This approach is intended to expand the number of Cape Bank’s profitable relationships.

Being alert to opportunities to maintain non-interest income.

Community banks primarily rely on interest income. Non-interest income is a welcome secondary source of revenue although opportunities for such income are limited. Recent regulation has created situations that could limit non-interest income, particularly as it relates to overdraft fees. Despite these impediments, the Chief Marketing Officer reconsidered the Bank’s fee schedule and repositioned Cape Bank to be both competitive and to maximize fees.

Originating residential mortgages both for sale and for the portfolio.

Cape Bank has always been active in residential lending in its market. The residential loan portfolio has had a good credit performance and the origination efforts have provided a source of non-interest income through sales in the secondary market. These efforts will continue both as a means to service the needs of the retail customer and as a source of fee income through the sales of loans. While more attention will be given to loan sales, management anticipates some production will result in loans to be housed in the Bank’s loan portfolio.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

The Company’s total assets increased by $10.1 million, or 0.95%, to $1.071 billion at December 31, 2011 from $1.061 billion at December 31, 2010. The increase was primarily attributable to a large deposit that was made at the end of the year and due to the timing was not reinvested.

Cash and cash equivalents increased $10.5 million or 69.9%, to $25.5 million at December 31, 2011 from $15.0 million at December 31, 2010. The increase was primarily attributable to a large deposit that was made at the end of the year that, due to the timing, was not reinvested.

Interest-bearing time deposits increased to $9.8 at December 31, 2011 from $9.4 million at December 31, 2010, an increase of $467,000 or 4.99%. The Company invests in time deposits of other banks generally for terms ranging from one to two years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans decreased $55.9 million, or 7.1%, to $729.0 million at December 31, 2011 from $784.9 million at December 31, 2010. Net loans decreased by $55.3 million, net of a decrease in the allowance for loan losses of $585,000. This decrease primarily resulted from the reclassification in the third quarter of 2011 of $11.9 million of non-performing commercial loans to loans held for sale, charge-offs and write-downs totaling $19.7 million and $10.5 million of loans transferred to OREO. Delinquent loans decreased $4.1 million to $30.6 million or 4.20% of total gross loans at December 31, 2011 from $34.7 million, or 4.42% of total loans, at December 31, 2010. Total delinquent loans by portfolio at December 31, 2011 were $16.8 million of commercial mortgages, $7.0 million of residential mortgages, $4.3 million of construction loans, $1.4 million of commercial business loans, and $1.1 million of home equity loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days – $2.1 million; 60 to 89 days – $2.1 million; and 90 days and greater – $26.4 million.

At December 31, 2011, the Company had $27.4 million in non-performing loans, or 3.77% of total loans, compared to $43.5 million, or 5.54% of total loans, at December 31, 2010. As discussed above, this decrease primarily resulted from the reclassification of non-performing commercial loans to loans held for sale, charge-offs and write-downs and transfers of loans to OREO. At December 31, 2011, non-performing loans by loan portfolio category were as follows: $16.5 million of commercial mortgage loans; $2.7 million of residential mortgage loans; $4.3 million of construction loans; $1.4 million of commercial business loans; and $516,000 of home equity loans.

At December 31, 2011, commercial loans that were non-performing loans had collateral type concentrations of $ 6.0 million (17 loans or 27%) secured by commercial buildings and equipment, $5.4 million (11 loans or 25%) secured by retail stores, $4.5 million (6 loans or 20%) secured by land and building lots, $2.7 million (14 loans or 12%) secured by residential, duplex and multi-family properties, $1.8 million (4 loans or 8%) secured by B&B and hotels, and $1.7 million (5 loans or 8%) secured by restaurant properties. The three largest relationships in this category of non-performing loans are $4.9 million, $3.9 million, and $2.4 million.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified. For 2012, we anticipate a gradual decrease in the amount of problem assets. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities increased $33.3 million, or 21.16%, to $190.7 million at December 31, 2011 from $157.4 million at December 31, 2010. At December 31, 2011, all of the Company’s investment securities were classified as available-for-sale (AFS). The increase in the investment portfolio occurred primarily from reinvesting proceeds from the loan portfolio, which again experienced minimal new loan demand in 2011, and approximately $7.1 million from the sale of bank premises in the second quarter of 2011. The majority of the increase occurred in collateralized mortgage obligations which increased $63.2 million during the year. These securities, while providing better yields relative to other categories of the portfolio, also meet the investment policy’s liquidity, duration and credit criteria. Offsetting this increase was a decline of $32.0 million in U.S. Government and agency obligations. The Company also experienced additional OTTI related to its CDO portfolio during the year. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities. At December 31, 2011, these securities had a cost basis of $8.3 million and a fair market value of $3.6 million. The Company also recorded a $1.5 million charge to earnings during the year related to two bank-issued CDOs. This charge to earnings includes $1.1 million resulting from the Company changing its intent from holding the two securities to maturity to intending to sell the securities. The intent change resulted from persistent and significantly depressed market prices compared to other CDO securities, management’s belief that the securities would not recover and a desire to reduce classified assets.

Total deposits increased $21.3 million, or 2.83%, to $774.4 million at December 31, 2011, from $753.1 million at December 31, 2010. The increase is attributable to $39.0 million of growth in core deposits, with the most notable increases occurring in municipal accounts and non-interest bearing deposit balances, partially offset by a decrease of $17.7 million in certificates of deposit. NOW and money market accounts increased $27.8 million, or 9.48%, to $321.5 million at December 31, 2011 from $293.7 million at December 31, 2010, non-interest bearing deposits increased $7.5 million, or 11.00%, to $75.8 million at December 31, 2011 from $68.3 million at December 31, 2010, and savings deposits increased $3.7 million or 4.36% to $88.0 million at December 31, 2011 from $84.3 million at December 31, 2010. Certificates of deposit decreased 5.76% to $289.1 million at December 31, 2011 from $306.8 million at December 31, 2010. Additionally, the number of non-interest bearing deposit accounts increased 3.3% for the twelve month period ended December 31, 2011.

Total borrowings decreased $25.6 million, or 15.10%, to $144.0 million at December 31, 2011 from $169.6 million at December 31, 2010. The increase in deposits discussed previously enabled the Company to replace borrowings with lower costing funding sources such as interest bearing demand deposits and non- interest bearing deposits. At December 31, 2011, our borrowings to assets ratio decreased to 13.4% from 16.0% at December 31, 2010. Borrowings to total liabilities decreased to 15.6% at December 31, 2011 from 18.3% at December 31, 2010.

Stockholders’ equity increased $13.6 million, or 10.26%, to $145.7 million at December 31, 2011, from $132.1 million at December 31, 2010. The increase in equity was primarily attributable to the net income of $8.0 million and a decrease in accumulated other comprehensive loss, net of tax, of $4.6 million. At December 31, 2011, stockholders’ equity totaled $145.7 million, or 13.60% of total assets, and tangible equity totaled $122.8 million or 11.72% of total tangible assets.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. The Company recorded net income of $8.0 million, or $0.64 per common and fully diluted share for the year ended December 31, 2011 compared to net income of $4.0 million, or $0.33 per common and fully diluted share for the year ended December 31, 2010. The year-over-year increase in net income is primarily attributable to the reversal of $12.2 million of a deferred tax valuation allowance, a $2.0 million reduction in OTTI charges and the $1.8 million gain on the sale of bank premises recorded in the second quarter of 2011. These positive factors were partially offset by a $12.1 million increase in the loan loss provision, an increase of $1.5 million in other real estate owned (OREO) expenses (primarily resulting from an increase of $1.3 million in OREO write-downs), a reduction of $489,000 in gains on the sale of OREO, and reduced gains on the sale of investment securities of $683,000. In addition, the Company recorded a net loss on loan sales of $67,000 for the year ended December 31, 2011 compared to net gains of $168,000 for the twelve month period ended December 31, 2010. Net interest income decreased $874,000, or 2.45%, to $34.9 million for the year ended December 31, 2011 compared to $35.7 million for the year ended December 31, 2010. The decline in net interest income is primarily attributable to the yield on interest-earning assets decreasing 36 points compared to the cost of interest-bearing liabilities which decreased 32 basis points. The net interest margin decreased to 3.60% for the year ended December 31, 2011 from 3.66% for the year ended December 31, 2010.

Interest Income. Interest income decreased $3.8 million, or 7.56%, to $46.5 million for the year ended December 31, 2011, from $50.3 million for the year ended December 31, 2010. The decrease for the year resulted from a $3.5 million, or 7.82%, decrease in interest income on loans, and a decrease of $272,000, or 5.30%, in interest income on investment securities. Average loan balances for the year ended December 31, 2011 decreased $21.4 million, or 2.71% to $767.7 million from $789.1 million for the year ended December 31, 2010. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs, the reclassification of loans to held for sale, and the transfer of loans to OREO. For the year ended December 31, 2011, loan charge-offs and write-downs totaled $19.7 million, loans transferred to OREO totaled $10.5 million, and, in the third quarter of 2011, $11.9 million of non-performing commercial loans were reclassified to loans held for sale at their fair market value. The average yield on the loan portfolio decreased 30 basis points to 5.42% for the year ended December 31, 2011 from 5.72% for the year ended December 31, 2010, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms approximated $2.1 million for the year ended December 31, 2011 compared to $1.9 million for the year ended December 31, 2010.

The average balance of the investment portfolio increased $9.7 million, or 5.67%, to $180.9 million for the year ended December 31, 2011 from $171.2 million for the year ended December 31, 2010. The average yield on investments decreased 30 basis points to 2.61% for the year ended December 31, 2011 from 2.91% for the year ended December 31, 2010. The average balance of investments increased primarily due to reinvesting cash flow from the loan portfolio, which experienced marginal new loan volume during the year and $7.1 million in proceeds from the sale of bank premises in May 2011. The decline in yield is largely due to proceeds from higher yielding securities being reinvested in securities that have lower coupon rates. The Company prefers to maintain an effective duration for the portfolio of approximately 3 years. This strategy, while helpful from a liquidity standpoint, adversely impacts the investment portfolio yield as the Company foregoes purchasing securities with a longer term to maturity and higher coupon rates.

Interest Expense. Interest expense decreased $2.9 million, or 20.14%, to $11.6 million for the year ended December 31, 2011, from $14.5 million for the year ended December 31, 2010. The decrease in interest expense resulted from lower rates on all interest-bearing deposit products, particularly certificates of deposit.

Interest expense on certificates of deposit decreased $1.6 million, or 26.54%, to $4.5 million for the year ended December 31, 2011, from $6.1 million for the year ended December 31, 2010. The average rate paid on certificates of deposit decreased 28 basis points to 1.49% for the year ended December 31, 2011, from 1.77% for the year ended December 31, 2010, while the average balance of certificates of deposit decreased $43.9 million, or 12.68% to $302.4 million for the year ended December 31, 2011, from $346.3 million for the year ended December 31, 2010. Interest expense on NOW (interest-bearing demand accounts) and money market accounts decreased $428,000, or 19.74%, to $1.7 million for the year ended December 31, 2011, from $2.2 million for the year ended December 31, 2010. The average rate paid on NOW and money market accounts decreased 23 basis points to 0.57% for the year ended December 31, 2011, from 0.80% for the year ended December 31, 2010. The average balance of NOW and money market accounts increased $34.8 million, or 12.87%, to $305.0 million for the year ended December 31, 2011, from $270.2 million for the year ended December 31, 2010. Interest expense on savings accounts decreased $101,000 to $215,000 for the year ended December 31, 2011, from $316,000 for the year ended December 31, 2010. The average rate paid on savings deposits decreased 13 basis points to 0.25% for the year ended December 31, 2011, from 0.38% for the year ended December 31, 2010, while the average balance of savings accounts increased $3.3 million, or 3.97% to $85.4 million for the year ended December 31, 2011, from $82.1 million for the year ended December 31, 2010. The average balance of NOW and money market accounts includes both indexed priced and fixed rate municipal account relationships for the year ended December 31, 2011, with an average balance of $50.8 million and an average rate of 0.60%, compared to an average balance of $28.5 million and an average rate of 0.49% for the year ended December 31, 2010.

Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) decreased $770,000, or 13.01%, to $5.1 million for the year ended December 31, 2011 from $5.9 million for the year ended December 31, 2010. The average balance of borrowings declined $8.7 million, or 5.41%, to $152.2 million for the year ended December 31, 2011, from $160.9 million for the year ended December 31, 2010. The average rate paid on borrowings decreased 30 basis points to 3.38% for the year ended December 31, 2011, from 3.68% for the year ended December 31, 2010. The decreases in both the average balance and average rate paid on borrowings occurred as $25.0 million in fixed term advances with a weighted average rate of 3.80% matured during the year and were replaced as a funding source with lower costing deposits.

Net Interest Income. Net interest income decreased $874,000, or 2.45%, to $34.8 million for the year ended December 31, 2011, from $35.7 million for the year ended December 31, 2010. Our net interest margin decreased by 6 basis points to 3.60% for the year ended December 31, 2011, from 3.66% for the year ended December 31, 2010. The decrease in net interest income resulted from the yield on total interest-earning assets decreasing 36 basis points to 4.79% for the year ended December 31, 2011, from 5.15% for the year ended December 31, 2010. The decline in yield is primarily a result of cash flows from the loan portfolio being reinvested in lower yielding investments due to marginal new loan volume, the impact of non-accruing loans and the current interest rate environment. This decline was partially offset by the cost of total interest-bearing liabilities decreasing 32 basis points to 1.37% for the year ended December 31, 2011, from 1.69% for the year ended December 31, 2010. Significant interest expense savings were realized from certificates of deposits and money market accounts as pricing strategies implemented during the year reflected the current interest rate environment and competition. The ratio of average interest earning assets to average interest bearing liabilities increased to 114.71% during the year ended December 31, 2011, from 113.67% for the year ended December 31, 2010.

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

We recorded a provision for loan losses of $19.6 million for the year ended December 31, 2011 compared to $7.5 million for the year ended December 31, 2010 resulting from charge-offs and write-downs of loans transferred to held for sale totaling $19.7 million in 2011 compared to charge-offs of $8.8 million in 2010. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 46.10% at December 31, 2011, from 28.84% at December 31, 2010 primarily due a $16.1 million reduction in non-performing loans primarily resulting from the reclassification in the third quarter of 2011 of $11.9 million of non-performing commercial loans to loans held for sale at their fair market value. For the year ended December 31, 2011, charge-offs were $15.7 million compared to $8.8 million for the year ended December 31, 2010, resulting primarily from higher charge-offs on real estate-related loans. Included in the 2011 charge-offs of $15.7 million were partial charge-offs totaling $13.3 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.32%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 8.52%. The coverage ratio is already net of loan charge-offs. Loan loss recoveries were $221,000 for the year ended December 31, 2011 compared to $568,000 for the year ended December 31, 2010.

Our allowance for loans losses increased $115,000 or 0.92%, to $12.6 million at December 31, 2011, from $12.5 million at December 31, 2010. The ratio of our allowance for loan loss to total loans increased to 1.74% at December 31, 2011, from 1.60% at December 31, 2010.

Non-Interest Income. Non-interest income increased $2.5 million, or 86.29%, to $5.3 million for the year ended December 31, 2011, from $2.8 million for the year ended December 31, 2010. The increase resulted from the $1.8 million gain on the sale of bank premises recorded in the second quarter of 2011 and the Bank recognizing a reduced other-than-temporary impairment charge on investment securities which totaled $1.5 million for the year ended December 31, 2011 compared to an impairment charge of $3.4 million for the year ended December 31, 2010. Net gains on sales of investment securities totaled $149,000 for the year ended December 31, 2011 compared to $832,000 for the year ended December 31, 2010. Net losses on the sale of loans totaled $67,000 for the year ended 2011 compared to net gains on the sale of loans totaling $168,000 for the year ended December 31, 2010. The Company recorded net losses on the sale of OREO of $218,000 for the 2011 period compared to net gains on OREO sales of $$271,000 for the year ended December 31, 2010.

Non-Interest Expense. Non-interest expense increased $2.4 million, or 8.39%, to $30.9 million for the year ended December 31, 2011 from $28.5 million for the year ended December 31, 2010. In 2011, OREO expenses increased $1.5 million over the 2010 period primarily resulting from an increase of $1.3 million in OREO write-downs. Loan related expenses increased $325,000 for the year ended December 31, 2011 resulting from increased expenses related to non-performing loans. Salaries and employee benefits increased $454,000 year-over-year. Increases in healthcare costs, stock-based compensation and pension plan funding costs were partially offset by reduced compensation expense. Occupancy and equipment expenses decreased $590,000, reflecting reduced depreciation and operating expenses as a result of the sale of bank premises in the second quarter of 2011. Year-over-year, advertising expenses increased $161,000 reflecting the Company’s aggressive approach to increase market share. Costs related to professional services (audit and legal) increased $160,000, primarily resulting from costs associated with tax planning strategies and compliance issues.

Income Tax Expense. For the year ended December 31, 2011 income tax expense was a benefit of $18.4 million, compared to a tax benefit of $1.5 million for the year ended December 31, 2010. The 2011 tax benefit is primarily attributable to the reversal of $12.2 million of the deferred tax valuation allowance and a pre-tax loss of $10.4 million. The release of a portion of the valuation allowance was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters through September 30, 2011, projected future taxable income and a recent tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. Based on these factors management has determined that it is more likely than not that a greater portion of its deferred tax assets are realizable and has adjusted the valuation allowance accordingly. The 2010 tax benefit is primarily due to the release of $2.0 million of the deferred tax valuation allowance. The release of the valuation allowance was due to estimated taxable income through 2010 and the anticipated implementation of a business planning strategy which would result in the recognition of a capital gain.

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

Interest expense on certificates of deposit decreased $3.8 million, or 37.9%, to $6.1 million for the year ended December 31, 2009, from $9.9 million for the year ended December 31, 2008. The average rate paid on certificates of deposit decreased 89 basis points to 1.77% for the year ended December 31, 2010, from 2.66% for the year ended December 31, 2009, while the average balance of certificates of deposit decreased $25.4 million, or 6.8 % to $346.3 million for the year ended December 31, 2010, from $371.7 million for the year ended December 31, 2009. Interest expense on NOW (interest-bearing demand accounts) and money market accounts increased $49,000, or 2.3%, to $2.2 million for the year ended December 31, 2010, from $2.1 million for the year ended December 31, 2009. The average rate paid on NOW and money market accounts decreased 9 basis points to 0.80% for the year ended December 31, 2010, from 0.89% for the year ended December 31, 2009. The average balance of NOW and money market accounts increased $33.2 million, or 14.0%, to $270.2 million for the year ended December 31, 2010, from $237.0 million for the year ended December 31, 2009. Interest expense on savings accounts decreased $69,000 to $316,000 for the year ended December 31, 2010, from $385,000 for the year ended December 31, 2009. The average rate paid on savings deposits decreased 10 basis points to 0.38% for the year ended December 31, 2010, from 0.48% for the year ended December 31, 2009, while the average balance of savings accounts increased $1.9 million, or 2.4% to $82.1 million for the year ended December 31, 2010, from $80.2 million for the year ended December 31, 2009. The average balance of NOW and money market accounts includes both indexed priced and fixed rate municipal account relationships for the year ended December 31, 2010, with an average balance of $28.5 million and an average rate of 0.49%, compared to an average balance of $24.4 million and an average rate of 0.43% for the year ended December 31, 2009.

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

	00000	00000	00000	00000	00000	00000	00000	00000	00000
	For the Years Ended December 31,
	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$20,725	$137	0.66%	$16,727	$157	0.94%	$13,212	$230	1.74%
Investments	180,920	4,728	2.61%	171,213	4,980	2.91%	184,578	7,742	4.19%
Loans	767,695	41,602	5.42%	789,101	45,132	5.72%	806,586	46,561	5.77%

Total interest-earning assets	969,340	46,467	4.79%	977,041	50,269	5.15%	1,004,376	54,533	5.43%
Noninterest-earning assets	113,114			102,325			101,894
Allowance for loan losses	(13,301)			(12,739)			(12,268)

Total assets	$1,069,153			$1,066,627			$1,094,002

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$141,099	472	0.33%	$114,917	401	0.35%	$108,665	414	0.38%
Savings accounts	85,409	215	0.25%	82,146	316	0.38%	80,248	385	0.48%
Money market accounts	163,873	1,268	0.77%	155,289	1,767	1.14%	128,319	1,705	1.33%
Certificates of deposit	302,426	4,509	1.49%	346,323	6,138	1.77%	371,664	9,886	2.66%
Borrowings	152,196	5,147	3.38%	160,901	5,917	3.68%	191,256	6,638	3.47%

Total interest-bearing liabilities	845,003	11,611	1.37%	859,576	14,539	1.69%	880,152	19,028	2.16%
Noninterest-bearing deposits	75,930			69,438			68,364
Other liabilities	5,965			5,647			6,603

Total liabilities	926,898			934,661			955,119
Stockholders’ equity	142,255			131,966			138,883

Total liabilities and stockholders’ equity	$1,069,153			$1,066,627			$1,094,002

Net interest income		$34,856			$35,730			$35,505

Net interest spread			3.42%			3.46%			3.27%
Net interest margin			3.60%			3.66%			3.54%

Net interest income and margin (tax equivalent basis) (1)		$35,321	3.64%		$36,314	3.72%		$36,155	3.60%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.71%			113.67%			114.11%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $465,000, $584,000 and $650,000 for the years ended December 31, 2011, 2010 and 2009 respectively. The average yield on investments increased to 2.87% from 2.61% for the year ended December 31, 2011, increased to 3.25% from 2.91% for the year ended December 31, 2010, and increased to 4.55% from 4.19% for the year ended December 31, 2009.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Compared to December 31, 2010			Compared to December 31, 2009
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)			(in thousands)
Interest Earning Assets
Interest-earning deposits	$33	$(53)	$(20)	$51	$(124)	$(73)
Investments	267	(519)	(252)	(532)	(2,230)	(2,762)
Loans	(1,245)	(2,285)	(3,530)	(1,100)	(329)	(1,429)

Total interest income	(945)	(2,857)	(3,802)	(1,581)	(2,683)	(4,264)

Interest-Bearing Liabilities
Interest-bearing demand accounts	87	(16)	71	23	(36)	(13)
Savings accounts	11	(112)	(101)	9	(78)	(69)
Money market accounts	92	(591)	(499)	325	(263)	62
Certificates of deposit	(730)	(899)	(1,629)	(640)	(3,108)	(3,748)
Borrowings	(317)	(453)	(770)	(1,111)	390	(721)

Total interest expense	(857)	(2,071)	(2,928)	(1,394)	(3,095)	(4,489)

Total net interest income	$(88)	$(786)	$(874)	$(187)	$412	$225

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board, which meets quarterly, as well as an Asset/Liability Committee. The Asset/Liability Committee meets monthly and is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Senior Vice President of Residential Lending, Senior Vice President of Retail Banking and our Treasurer. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial loans that generally tend to have shorter maturity or repricing periods and higher interest rates than residential mortgage loans;

•	investing in shorter duration investment grade corporate securities, U.S. Government agency obligations and collateralized mortgage-backed securities;

•	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;

•	originating adjustable rate and short-term consumer loans;

•	selling a portion of our long-term residential mortgage loans; and

•	lengthening the terms of borrowings and deposits.

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

The table below sets forth, as of December 31, 2011, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
	(dollars in thousands)
+200	$180,648	$4,757	2.70%	$32,292	$(1,942)	-5.67%
+100	$182,417	$6,526	3.71%	$33,467	$(767)	-2.24%
0	$175,891			$34,234
-100	$159,880	$(16,011)	-9.10%	$34,116	$(118)	-0.34%
-200	$144,960	$(30,931)	-17.59%	$33,714	$(520)	-1.52%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at December 31, 2011, in the event of a 100 basis point increase in interest rates, we would experience a 3.7% increase in net portfolio value and a $767,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 9.1% decrease in net portfolio value and a $118,000 decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $107.3 million during 2011 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of December 31, 2011, the Company’s entire investment portfolio, with a fair market value of $190.7 million, was classified as available-for-sale.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Management Policy and Contingency Funding Plan that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Chief Financial Officer and the Treasury Department. Liquidity stress testing is performed annually, unless circumstance dictate more frequently, and all testing results are reported to the Board of Directors.

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $21.3 million, or 2.8%, during 2011, and comprised 83.7% of total liabilities at December 31, 2011, as compared to 81.1% at December 31, 2010.

Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. Capital stress testing is performed annually, useless circumstance dictate more frequently, and all testing results are reported to the Board of Directors. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15, “Regulatory Matters” of the Notes to Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(in thousands)

Borrowings	$25,000	$80,000	$29,037	$9,982	$144,019
Operating leases	552	756	—	—	1,308
Purchase obligations	—	—	—	—	—
Certificates of deposit	211,033	64,067	14,005	—	289,105
Other long-term liabilities	—	—	—	—	—

Total	$236,585	$144,823	$43,042	$9,982	$434,432

Commitments to extend credit	$84,076	$—	$—	$—	$84,076

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

The information required by this item begins on page F-3.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Directors of the Company: and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

Cape Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This report appears on page F-1.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement specifically the section captioned “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditors”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2011 and 2010

(C)	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

(D)	Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(F)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Robert J. Boyer (3)

10.3	Employment Agreement for Michael D. Devlin (4)

10.4	Change in Control Agreement for Guy Hackney (4)

10.5	Change in Control Agreement for James McGowan, Jr. (4)

10.6	Change in Control Agreement for Michele Pollack (4)

10.7	Change in Control Agreement for Donald Dodson (4)

10.8	Change in Control Agreement for Charles L. Pinto (5)

10.9	Form of Director Retirement Plan (1)

10.10	2008 Equity Incentive Plan (6)

14	Code of Ethics (7)

21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the year ended December 31, 2011formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements – Furnished herewith.(8)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc.. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2010, indicating that such agreement would not be renewed.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.

(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

(8)	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC. :
Date: March 14, 2012	By:	/s/ Michael D. Devlin
Michael D. Devlin Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael D. Devlin	Chief Executive Officer and President	March 14, 2012
Michael D. Devlin	(Principal Executive Officer)

/s/ Guy Hackney	Chief Financial Officer	March 14, 2012
Guy Hackney	(Principal Financial and Accounting Officer)

/s/ James J. Lynch	Director	March 14, 2012
James J. Lynch

/s/ Agostino R. Fabietti	Director	March 14, 2012
Agostino R. Fabietti

/s/ Roy Goldberg	Director	March 14, 2012
Roy Goldberg

/s/ Robert F. Garrett, III	Director	March 14, 2012
Robert F. Garrett, III

/s/ Frank J. Glaser	Director	March 14, 2012
Frank J. Glaser

/s/ Mark A. Benevento	Director	March 14, 2012
Mark A. Benevento

/s/ David C. Ingersoll, Jr.	Director	March 14, 2012
David C. Ingersoll, Jr.

/s/ Joanne D. Kay	Director	March 14, 2012
Joanne D. Kay

/s/ Matthew J. Reynolds	Director	March 14, 2012
Matthew J. Reynolds

/s/ Thomas K. Ritter	Director	March 14, 2012
Thomas K. Ritter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CAPE BANCORP AND SUBSIDIARIES

* * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cape Bancorp, Inc.:

We have audited Cape Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Cape Bancorp, Inc.

March 14, 2012

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cape Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Cape Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2012

CAPE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash & due from financial institutions	$21,762	$10,181
Interest-bearing bank balances	3,713	4,816

Cash and cash equivalents	25,475	14,997
Interest-bearing time deposits	9,828	9,361
Investment securities available for sale, at fair value (amortized cost of $ 192,284 and $165,877 respectively)	190,714	157,407
Loans held for sale	7,657	1,224
Loans, net of allowance of $12,653 and $12,538 respectively	716,341	772,318
Accrued interest receivable	3,601	4,029
Premises and equipment, net	20,188	25,212
Other real estate owned	8,354	3,255
Federal Home Loan Bank (FHLB) stock, at cost	7,533	8,721
Prepaid FDIC insurance premium	1,987	3,195
Deferred income taxes	20,495	6,054
Bank owned life insurance (BOLI)	29,249	28,252
Goodwill	22,575	22,575
Intangible assets, net	334	445
Assets held for sale	477	479
Other assets	6,320	3,518

Total assets	$1,071,128	$1,061,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$75,774	$68,267
Interest-bearing deposits	698,629	684,801
Federal funds purchased and repurchase agreements	37,519	37,507
Federal Home Loan Bank borrowings	106,500	132,130
Advances from borrowers for taxes and insurance	582	554
Accrued interest payable	531	714
Other liabilities	5,874	4,915

Total liabilities	925,409	928,888

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,324,521 shares in 2011 and 2010; outstanding 13,314,111 shares at December 31, 2011 and 13,313,521 shares at December 31, 2010	133	133
Additional paid-in capital	127,364	126,864
Treasury stock at cost: 10,410 shares at December 31, 2011 and 11,000 shares at December 31, 2010	(81)	(85)
Unearned ESOP shares	(8,954)	(9,380)
Accumulated other comprehensive loss, net	(942)	(5,590)
Retained earnings	28,199	20,212

Total stockholders’ equity	145,719	132,154

Total liabilities & stockholders’ equity	$1,071,128	$1,061,042

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010	2009
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$41,602	$45,132	$46,561
Interest and dividends on investments
Taxable	2,237	1,612	2,961
Tax-exempt	930	1,189	1,359
Interest on mortgage-backed securities	1,698	2,336	3,652

Total interest income	46,467	50,269	54,533

Interest expense:
Interest on deposits	6,464	8,622	12,390
Interest on borrowings	5,147	5,917	6,638

Total interest expense	11,611	14,539	19,028

Net interest income before provision for loan losses	34,856	35,730	35,505
Provision for loan losses	19,607	7,496	13,159

Net interest income after provision for loan losses	15,249	28,234	22,346

Non-interest income:
Service fees	3,555	3,427	3,011
Net gains (losses) on sale of loans	(67)	168	130
Net income from BOLI	998	1,042	1,041
Net rental income	157	233	318
Gain (loss) on sale of investment securities held for sale, net	149	832	1,195
Net gain (loss) on sale of OREO	(218)	271	(323)
Gain on sale of bank premises	1,830	—	—
Other	364	303	693
Gross other-than-temporary impairment losses	(1,661)	(5,382)	(7,538)
Less: Portion of loss recognized in other comprehensive income	204	1,957	2,405

Net other-than-temporary impairment losses	(1,457)	(3,425)	(5,133)

Total non-interest income	5,311	2,851	932

Non-interest expense:
Salaries and employee benefits	14,431	13,977	14,950
Occupancy expenses, net	1,833	2,028	1,998
Equipment expenses	1,236	1,631	1,482
Federal insurance premiums	1,274	1,267	1,729
Data processing	1,365	1,341	1,159
Loan related expenses	2,362	2,037	1,844
Advertising	558	397	358
Telecommunications	1,034	985	852
Professional services	784	624	816
OREO expenses	2,503	956	628
Other operating	3,548	3,291	3,352

Total non-interest expense	30,928	28,534	29,168

Income (loss) before income taxes	(10,368)	2,551	(5,890)
Income tax expense (benefit)	(18,355)	(1,490)	12,011

Net income (loss)	$7,987	$4,041	$(17,901)

Earnings (loss) per share (see Note 16):
Basic	$0.64	$0.33	$(1.45)
Diluted	$0.64	$0.33	$(1.45)

Weighted average number of shares outstanding:
Basic	12,393,359	12,351,902	12,312,714
Diluted	12,398,178	12,354,952	12,312,714

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2011, 2010 and 2009

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
				(in thousands)

Balance, December 31, 2008	$133	$126,801	—	$(10,232)	$(6,022)	$30,045	$140,725
Net loss	—	—	—	—		(17,901)	(17,901)
Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	3,404	—	3,404

Total comprehensive loss							(14,497)
Cumulative effect adjustment to reclassify non-credit component of previously recorded other-than-temporary impairment	—	—	—	—	(4,027)	4,027	—
ESOP shares earned	—	(106)	—	426	—	—	320

Balance, December 31, 2009	133	126,695	—	(9,806)	(6,645)	16,171	126,548
Net income	—	—	—	—	—	4,041	4,041
Stock option compensation expense	—	268	—	—	—	—	268
Restricted stock compensation expense	—	8	—	—	—	—	8
Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	1,055	—	1,055

Total comprehensive income							5,372
Common stock repurchased—11,000 shares	—	—	(85)	—	—	—	(85)
ESOP shares earned	—	(107)	—	426	—	—	319

Balance, December 31, 2010	133	126,864	(85)	(9,380)	(5,590)	20,212	132,154
Net income	—	—	—	—	—	7,987	7,987
Stock option compensation expense	—	526	—	—	—	—	526
Restricted stock compensation expense	—	17	—	—	—	—	17
Issuance of stock for stock options	—	—	4	—	—	—	4
Net unrealized gains, net of reclassification adjustments and taxes	—	—	—	—	4,648	—	4,648

Total comprehensive income							13,182
ESOP shares earned	—	(43)	—	426	—	—	383

Balance, December 31, 2011	$133	$127,364	$(81)	$(8,954)	$(942)	$28,199	$145,719

See accompanying notes to consolidated financial statements.

CAPE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
		(in thousands)
Cash flows from operating activities
Net income (loss)	$7,987	$4,041	$(17,901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	19,607	7,496	13,159
Net (gain) loss on the sale of loans	67	(168)	(130)
Gain on the sale of bank premises	(1,830)	—	—
Net (gain) loss on the sale of other real estate owned	218	(271)	323
Write-down of other real estate owned	1,848	501	513
Loss on impairment of securities	1,457	3,425	5,133
Net gain on sale of investments	(149)	(832)	(1,195)
(Gain) loss on disposal of other assets	24	(30)	7
Write-down of assets held for sale	—	—	198
Earnings on BOLI	(998)	(1,042)	(1,041)
Originations of loans held for sale	(21,986)	(16,471)	(10,971)
Proceeds from sales of loans	27,206	15,645	10,573
Depreciation and amortization	1,254	1,910	1,850
ESOP and stock-based compensation expense	925	596	320
Deferred income taxes	(16,694)	(2,694)	11,537
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	428	601	106
Other assets	(1,115)	1,589	(4,400)
Accrued interest payable	(183)	(93)	29
Other liabilities	(328)	559	1,323

Net cash provided by operating activities	17,738	14,762	9,433

Cash flows from investing activities
Proceeds from sales of AFS securities	12,441	16,889	31,708
Proceeds from calls, maturities, and principal repayments of HTM securities	—	—	8,643
Proceeds from calls, maturities, and principal repayments of AFS securities	107,326	112,031	83,884
Purchases of HTM securities	—	—	(2,998)
Purchases of AFS securities	(147,492)	(134,323)	(108,976)
Redemption of Federal Home Loan Bank stock	1,188	1,554	1,327
Repurchase of common stock	—	(85)	—
Proceeds from sale of other real estate owned	3,316	5,082	1,786
Increase in interest-bearing time deposits	(467)	(1,909)	(1,917)
(Increase) decrease in loans, net	13,854	5,601	(26,448)
Proceeds from sales of premises and equipment	7,078	—	—
Purchases of premises and equipment	(275)	(281)	(551)

Net cash provided by (used in) investing activities	(3,031)	4,559	(13,542)

Cash flows from financing activities
Net increase in deposits	21,339	16,502	25,614
Increase (decrease) in advances from borrowers for taxes and insurance	28	11	(43)
Increase in long-term borrowings	20,000	5,000	50,000
Repayments of long-term borrowings	(25,000)	(30,000)	(14,000)
Net change in short-term borrowings	(20,600)	(9,350)	(66,450)
Proceeds from exercise of shares from option plans	4	—	—

Net cash used in financing activities	(4,229)	(17,837)	(4,879)

Net increase (decrease) in cash and cash equivalents	10,478	1,484	(8,988)
Cash and cash equivalents at beginning of year	14,997	13,513	22,501

Cash and cash equivalents at end of year	$25,475	$14,997	$13,513

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$11,794	$14,632	$18,999
Income taxes, net of refunds	$1,276	$1,465	$17
Deferred gain on the sale of bank premises	$1,600	$—	$—
Supplementary disclosure of non-cash financing and investing activities:
Fair value of held to maturity securities reclassified to available for sale	$—	$—	$44,523
Transfers from loans to other real estate owned	$10,480	$3,750	$7,087
Transfers from premises and equipment to assets held for sale	$477	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Cape Bancorp (the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank (formerly Cape Savings Bank) in connection with Cape Bank’s mutual-to-stock conversion, the Company initial public offering and simultaneous acquisition of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank. As a result of these transactions, Boardwalk Bancorp was merged with, and into, Cape Bancorp and Boardwalk Bank was merged with, and into, Cape Bank. As of January 31, 2008, Cape Savings Bank changed its name to Cape Bank.

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its sixteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey and loan production offices in Burlington and Cape May Counties. The Bank received regulatory approval for the closing of one branch in Cape May County which was effective as of the close of business February 4, 2011. Also, on January 5, 2012, the Bank received regulatory approval to close an additional branch in Atlantic County, effective March 16, 2012.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP).

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $760,000 as of December 31, 2011, and $657,000 as of December 31, 2010, are included in these balances.

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

When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (OTTI) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related OTTI loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale (HFS): HFS consists of residential mortgage loans originated and intended for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to HFS, all of which are carried at the lower of aggregate cost or fair market value. The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair values of loans transferred from the loan portfolio to HFS are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Write-downs on loans transferred to HFS are charged to the allowance for loan losses. Subsequent declines in fair value, if any, are charged to operating income and the HFS balance is reduced. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loans sold.

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

All interest accrued, but not received, for loans placed on non-accrual, is reversed against interest income. Interest received on such loans is accounted for as a reduction of the principal balance until qualifying for return to accrual. Commercial loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Payments are generally applied to reduce the principal balance but, in certain situations, the application of payments may vary. Consumer and residential loans are returned to accrual status when their delinquency becomes less than 90 days and/or the loan to value ratio is less than 70 percent.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s impaired loan portfolio are modified loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Prior to the modification, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 7 years. (See Note 18 – Sale of Bank Premises)

Federal Home Loan Bank of New York (FHLB) Stock: The Bank is a member of the FHLB of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as income.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2011 was performed in the fourth quarter at which time there was no impairment to be recognized.

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

Defined Benefit Plan: The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (The “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. (See Note 13 – Benefit Plans).

The plan was amended to freeze participation to new employees commencing January 1, 2008. Employees who became eligible to participate prior to January 1, 2008, will continue to accrue a benefit under the plan. The Bank accrues pension costs as incurred. The plan was further amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

401(k) Plan: The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. The Bank’s matching contribution under the Plan is equal to 100% of the participant’s contribution on up to 3% of the participant’s salary contributed to the plan and 50% of contributions on the next 2% of salary contributed by the participant, with a maximum potential matching contribution of 4%. Effective, January 1, 2012, the Bank eliminated the matching contribution formula and replaced it with a discretionary form of matching contribution.

Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. (See Note 13 – Benefit Plans).

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

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax purposes are the allowance for loan losses, deferred compensation, deferred loan fees, charitable contributions, depreciation and other-than-temporary impairment charges. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against net deferred tax assets when management has concluded that it is not more likely than not that a portion or all will be realized. Management considers several factors in determining whether a portion of or all of the valuation allowance should be reversed such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies.

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740-10—Income Taxes—Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of Interpretation 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

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

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity as follows:

	Before Tax	Tax Benefit	Net of Tax
	Amount	(Expense)	Amount
		(in thousands)

December 31, 2011
Unrealized holding gains arising during the period	$5,796	$(1,811)	$3,985
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(204)	81	(123)
Reclassification adjustment for gain on sale of AFS securities	(149)	60	(89)
Reclassification adjustment for credit related OTTI included in net income	1,457	(582)	875

Other comprehensive income, net	$6,900	$(2,252)	$4,648

December 31, 2010
Unrealized holding gains arising during the period	$1,015	$(379)	$636
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(1,957)	665	(1,292)
Reclassification adjustment for gain on sale of AFS securities	(832)	283	(549)
Reclassification adjustment for credit related OTTI included in net income	3,425	(1,165)	2,260

Other comprehensive income, net	$1,651	$(596)	$1,055

December 31, 2009
Unrealized holding gains arising during the period	$3,625	$(1,233)	$2,392
Non-credit related unrealized loss on other-than-temporarily impaired CDOs	(2,405)	818	(1,587)
Reclassification adjustment for gain on sale of AFS securities	(1,195)	406	(789)
Reclassification adjustment for credit related OTTI included in net income	5,133	(1,745)	3,388

Other comprehensive income, net	$5,158	$(1,754)	$3,404

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements. ASU 2010-06 also requires disclosure of fair value measurements by "class" instead of by "major category" as well as any changes in valuation techniques used during the reporting period. For disclosures of Level 1 and Level 2 activity, fair value measurements by "class" and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required. The adoption of this portion of ASU 2010-06 on January 1, 2010 did not have a material impact on the Company’s financial condition or results of operations. For the reconciliation of Level 3 fair value measurements, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 effective January 1, 2011, did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts, and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that impairment exists. ASU 2010-28 is effective for public entities with fiscal years beginning after December 15, 2011, with early adoption prohibited. Upon initial application, all entities having reporting units with zero or negative carrying amounts are required to assess whether it is more likely than not that impairment exists and any resulting goodwill impairment should be recognized as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-28 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies that pro forma revenue and earnings for a business combination occurring in the current year should be presented as though the business combination occurred as of the beginning of the year or, if comparative financial statements are presented, as though the business combination took place as of the beginning of the comparative year. ASU 2010-29 also amends existing guidance to expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations consummated on or after the start of the first annual reporting period beginning after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29, effective January 1, 2011, did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). For public entities, ASU 2011-01 delays the effective date for certain disclosures about loans modified under troubled debt restructurings included in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new effective date for the loans modified under troubled debt restructuring disclosures will be concurrent with the effective date of FASB’s proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. ASU 2011-01 does not change the effective date for other disclosures required by public entities in ASU 2010-20. The adoption of ASU 2011-01, effective in the third quarter of 2011, did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB released a standard requiring comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. The single continuous statement format combines other comprehensive income, its components and total comprehensive income with the statement of operations. In the two statement approach, the first statement would be the statement of operations immediately followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The standard is effective for the Company beginning January 1, 2012 and requires retrospective application. The Company will adopt the standard effective January 1, 2012.

In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80). The amendments in this ASU require additional disclosures about an employer’s participation in a multiemployer plan. For public entities, such as Cape Bancorp, this ASU is effective for annual periods for fiscal years ending after December 15, 2011. The adoption of this ASU in the fourth quarter of 2011 did not have a material impact on the Company’s consolidated financial statements. The presentation of the additional disclosures relating to the multiemployer retirement plan (sponsored by the Pentegra Defined Benefit Plan for Financial Institutions (The “Pentegra DB Plan”)) in which the Company participates is included in Note 13 – Benefit Plans of the Notes to Consolidated Financial Statements.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale at December 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2011
Investment securities available for sale
Debt securities
U.S. Government and agency obligation	$39,370	$377	$(1)	$39,746
Municipal bonds	21,405	818	(226)	21,997
Collateralized debt obligations	8,311	—	(4,727)	3,584
Corporate bonds	22,128	227	(174)	22,181

Total debt securities	$91,214	$1,422	$(5,128)	$87,508

Mortgage-backed securities
GNMA pass-through certificates	$4,699	$265	$—	$4,964
FHLMC pass-through certificates	4,696	116	(6)	4,806
FNMA pass-through certificates	11,781	481	—	12,262
Collateralized mortgage obligations	79,894	1,306	(26)	81,174

Total mortgage-backed securities	$101,070	$2,168	$(32)	$103,206

Total securities available for sale	$192,284	$3,590	$(5,160)	$190,714

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
December 31, 2010
Investment securities available for sale
Debt securities
U.S. Government and agency obligation	$72,470	$52	$(787)	$71,735
Municipal bonds	25,811	456	(861)	25,406
Collateralized debt obligations	9,715	—	(8,581)	1,134
Corporate bonds	17,994	187	(46)	18,135

Total debt securities	$125,990	$695	$(10,275)	$116,410

Mortgage-backed securities
GNMA pass-through certificates	$2,318	$50	$—	$2,368
FHLMC pass-through certificates	3,299	134	—	3,433
FNMA pass-through certificates	16,542	765	(41)	17,266
Collateralized mortgage obligations	17,728	309	(107)	17,930

Total mortgage-backed securities	$39,887	$1,258	$(148)	$40,997

Total securities available for sale	$165,877	$1,953	$(10,423)	$157,407

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government and agency obligations	$2,007	$(1)	$—	$—	$2,007	$(1)
Municipal bonds	—	—	3,609	(226)	3,609	(226)
Corporate bonds	8,979	(174)	—	—	8,979	(174)
Collateralized debt obligations	—	—	3,495	(4,727)	3,495	(4,727)
Mortgage-backed securities	4,580	(32)	8	—	4,588	(32)

Total temporarily impaired investment securities	$15,566	$(207)	$7,112	$(4,953)	$22,678	$(5,160)

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Government and agency obligations	$52,688	$(787)	$—	$—	$52,688	$(787)
Municipal bonds	6,853	(220)	2,916	(641)	9,769	(861)
Corporate bonds	9,427	(46)	—	—	9,427	(46)
Collateralized debt obligations	35	(364)	1,099	(8,217)	1,134	(8,581)
Mortgage-backed securities	6,675	(110)	3,140	(38)	9,815	(148)

Total temporarily impaired investment securities	$75,678	$(1,527)	$7,155	$(8,896)	$82,833	$(10,423)

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

At December 31, 2011, the Company’s investment securities portfolio consisted of 323 securities, 46 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 91.6% of the gross unrealized losses at December 31, 2011 compared to 82.3% of the gross unrealized losses at December 31, 2010. The remaining securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, municipal obligations and corporate bonds which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell these securities, the Company does not consider those investments to be OTTI.

As of December 31, 2011, the book value of our pooled trust preferred collateralized debt obligations (CDO) totaled $8.3 million with an estimated fair value of $3.6 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Comm I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of December 31, 2011, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 2.63% to 13.16% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers within our CDO portfolio comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank-issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2011:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$466	$285	$(181)	$(635)	Ca/C	16	48.30%	0.00%
PreTSL VI	1	Mezzanine	42	18	(24)	(16)	Ca/D	3	73.60%	0.00%
PreTSL XIX	1	Mezzanine	54	54	—	(1,759)	C/C	50	22.60%	0.00%
I-PreTSL I	2	Mezzanine	1,838	587	(1,251)	—	NR/CCC	15	16.80%	2.63%
I-PreTSL II	2	Mezzanine	2,724	1,203	(1,521)	—	NR/B	26	5.10%	13.16%
I-PreTSL III	3	Mezzanine	2,711	1,201	(1,510)	—	B2/CCC	22	12.30%	7.56%
I-PreTSL IV	1	Mezzanine	441	201	(240)	—	Ba2/CCC	27	8.40%	10.46%
MM Comm I	1	Mezzanine	35	35	—	(1,465)	NR/C	7	61.80%	0.00%

Total	13		$8,311	$3,584	$(4,727)	$(3,875)

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

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2010:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Book	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Value	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$419	$15	$(403)	$(635)	Ca/C	23	37.70%	0.00%
PreTSL VI	1	Mezzanine	43	1	(41)	(16)	Ca/D	2	81.00%	0.00%
PreTSL XIX	1	Mezzanine	1,168	20	(1,148)	(614)	C/C	52	24.60%	0.00%
I-PreTSL I	2	Mezzanine	1,833	251	(1,582)	—	NR/CCC	16	17.36%	9.11%
I-PreTSL II	2	Mezzanine	2,715	375	(2,340)	—	NR/B	29	4.87%	14.33%
I-PreTSL III	3	Mezzanine	2,701	375	(2,326)	—	B2/CCC	24	11.16%	10.75%
I-PreTSL IV	1	Mezzanine	439	63	(376)	—	Ba2/CCC	29	11.58%	2.82%
MM Comm I	1	Mezzanine	399	35	(364)	(1,153)	NR/C	7	61.80%	0.00%

Total	13		$9,715	$1,134	$(8,581)	$(2,418)

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the year ending December 31, 2011 of $362,000. In addition, the Company recorded an impairment charge to earnings of $1.1 million as a result of changing its intent from holding until maturity to intending to sell 2 bank-issued CDO securities. As a result of adopting certain provisions of FASB ASC Topic No. 320 (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) in 2009, we were required to record a cumulative effect adjustment to reclassify the portion of previously recorded other-than-temporary impairment charges that were not related to credit losses from retained earnings to accumulated other comprehensive income. Impairment charges related to these securities were recorded during 2008 and the first quarter of 2009 in the amount of $14.5 million and $1.5 million, respectively. We reclassified $6.1 million, $4.0 million net of tax, of these previously recorded OTTI charges from retained earnings to accumulated other comprehensive income as a cumulative effect adjustment.

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325, “Investments – Other”, and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320. The Company uses a third party model (“model”) to assist in calculating the present value of current estimated cash flows to the previous estimate. The present value of the expected cash flows is calculated based on the contractual terms of the security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition.

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

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at December 31, 2011, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(in thousands)

Due within one year or less	$1,652	$1,673
Due after one year but within five years	57,941	58,540
Due after five years but within ten years	14,164	14,406
Due after ten years	17,457	12,889
Mortgage-backed securities	101,070	103,206

Total investment securities	$192,284	$190,714

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at December 31, 2011 and 2010 (in thousands):

	For the years ended December 31,
	2011	2010
Beginning balance of cumulative credit losses on CDO securities	$(16,918)	$(13,493)
Additional credit losses for which other than temporary impairment was previously recognized	(363)	(3,425)
Credit loss recognized due to change to intent to sell	(1,094)	—

Ending balance of cumulative credit losses on CDO securities	$(18,375)	$(16,918)

Gross realized gains on sales of investment securities during 2011 were $474,000, compared to $962,000 during 2010. The Company also realized gross losses of $325,000 during 2011 compared to $130,000 during 2010 as it sold securities that it viewed as having a greater than acceptable level of potential risk in the future. Proceeds were $12.4 million in 2011 compared $16.9 million in 2010.

As of December 31, 2011, the fair value of all securities available for sale that were pledged to secure public fund deposits, short-term borrowings, repurchase agreements, and for other purposes required by law, was $59.7 million. At December 31, 2010 the corresponding amount was $57.2 million.

NOTE 4 — LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2011	2010
	(in thousands)

Commercial secured by real estate	$386,052	$424,928
Commercial term loans	6,343	4,987
Construction	12,378	15,191
Other commercial	23,684	31,795
Residential mortgage	252,513	258,047
Home equity loans and lines of credit	47,237	47,875
Other consumer loans	1,023	2,207

Loans receivable, gross	729,230	785,030

Less:
Allowance for loan losses	12,653	12,538
Deferred loan fees	236	174

Loans receivable, net	$716,341	$772,318

Activity in the allowance for loan losses is as follows:

	2011	2010	2009
	(in thousands)

Balance at beginning of year	$12,538	$13,311	$11,240
Provisions charged to operations	19,607	7,496	13,159
Charge-offs	(15,662)	(8,837)	(11,656)
Write-downs on transfers to HFS (1)	(4,051)	—	—
Recoveries	221	568	568

Balance at end of year	$12,653	$12,538	$13,311

(1)	The Company reclassified $11.9 million of loans to held for sale in the third quarter of 2011.

The following summarizes activity related to the allowance for loan losses by category for the years ended December 31, 2011 and 2010:

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
	At or for the Year ended December 31, 2011
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(10,030)	(86)	(2,517)	(2,151)	(423)	(393)	(62)	—	(15,662)
Write-downs on loans transferred to HFS	(3,160)	—	(770)	(121)	—	—	—	—	(4,051)
Recoveries	96	—	9	59	23	8	26	—	221
Provision for loan losses	11,637	126	3,286	2,087	1,448	539	39	445	19,607

Balance at end of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,042	$—	$597	$3	$52	$—	$—	$—	$1,694
Collectively evaluated	7,016	124	147	335	1,857	349	16	1,115	10,959

Total allowance for loan losses	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Loans
Individually evaluated	$26,599	$—	$4,324	$864	$5,819	$683	$—	$—	$38,289
Collectively evaluated	359,453	6,343	8,054	22,820	246,694	46,554	1,023	—	690,941

Total loans	$386,052	$6,343	$12,378	$23,684	$252,513	$47,237	$1,023	$—	$729,230

(1)	includes commercial lines of credit

	At or for the Year ended December 31, 2010
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of year	$8,109	$128	$388	$1,826	$2,048	$771	$41	$—	$13,311
Charge-offs	(5,156)	—	(1,160)	(1,754)	(677)	—	(90)	—	(8,837)
Recoveries	472	9	—	58	—	—	29	—	568
Provision for loan losses	6,090	(53)	1,508	334	(510)	(576)	33	670	7,496

Balance at end of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538

Impairment evaluation
Allowance for loan losses
Individually evaluated	$3,510	$—	$603	$67	$19	$35	$—	$—	$4,234
Collectively evaluated	6,005	84	133	397	842	160	13	670	8,304

Total allowance for loan losses	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538

Loans
Individually evaluated	$40,372	$86	$8,946	$4,385	$5,127	$796	$—	$—	$59,712
Collectively evaluated	384,556	4,901	6,245	27,410	252,920	47,079	2,207	—	725,318

Total loans	$424,928	$4,987	$15,191	$31,795	$258,047	$47,875	$2,207	$—	$785,030

(1)	includes commercial lines of credit

Impaired loans at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(in thousands)
Non-accrual loans (1)	$25,416	$40,827
Loans delinquent greater than 90 days and still accruing	2,033	2,639
Troubled debt restructured loans	10,840	7,732
Loans less than 90 days and still accruing	—	8,514

Total impaired loans	$38,289	$59,712

(1)	Non-accrual loans in the table above include TDRs totaling $405,000 at December 31, 2011 and $11.8 million at December 31, 2010. Total impaired loans do not include loans held for sale. Loans held for sale include $3.6 million of loans that are on non-accrual status of which $2.0 million are TDRs.

	For the year ended December 31,
	2011	2010
	(in thousands)

Average recorded investment of impaired loans	$33,254	$60,528
Interest income recognized during impairment	$649	$383
Cash basis interest income recognized	$176	$119

As of December 31, 2011 and 2010, non-performing loans had a principal balance of approximately $27.4 million and $43.5 million, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $2.0 million and $2.6 million at December 31, 2011 and 2010, respectively. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $2.1 million, $1.9 million, and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate (1)	$258	$9,559	$9,817	$11,756	$7,260	$19,016
Residential mortgage	147	1,281	1,428	147	472	619

Total TDRs	$405	$10,840	$11,245	$11,903	$7,732	$19,635

(1)	excludes non-accruing loans held for sale of $2.0 million at December 31, 2011.

The following table illustrates TDR information for the twelve months ended December 31, 2011:

	For the year ended December 31, 2011
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
	(dollars in thousands)
Commercial secured by real estate	3	$3,725	$2,740
Residential mortgage	2	811	824

Total	5	$4,536	$3,564

	For the year ended
	December 31, 2011
Troubled Debt Restructurings	Number of	Recorded
That Subsequently Defaulted	contracts	Investment
	(dollars in thousands)
Commercial secured by real estate	1	$258

Total	1	$258

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. At December 31, 2011 and 2010, the allowance for loan losses included an impairment reserve for TDRs in the amount of $215,000 and $431,000, respectively.

The following table presents impaired loans at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011 (1)	Investment (2)	Balance	Allowance	Investment	Recognized
	(in thousands)

Impaired loans with a related allowance
Commercial secured by real estate	$7,511	$7,858	$1,042	$6,896	$187
Commercial term loans	—	—	—	—	—
Construction	2,392	2,392	597	1,003	—
Other commercial	35	38	3	35	—
Residential mortgage	364	447	52	364	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$10,302	$10,735	$1,694	$8,298	$187

Impaired loans with no related allowance
Commercial secured by real estate	$19,088	$23,926	$—	$16,718	$289
Commercial term loans	—	—	—	—	—
Construction	1,932	2,869	—	2,373	—
Other commercial	829	1,337	—	824	—
Residential mortgage	5,455	5,807	—	4,503	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$27,987	$34,811	$—	$24,956	$462

Total impaired loans
Commercial secured by real estate	$26,599	$31,784	$1,042	$23,614	$476
Commercial term loans	—	—	—	—	—
Construction	4,324	5,261	597	3,376	—
Other commercial	864	1,375	3	859	—
Residential mortgage	5,819	6,254	52	4,867	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Total impaired loans	$38,289	$45,546	$1,694	$33,254	$649

(1)	excludes held for sale non-accruing loans of $3.6 million of which $2.0 million are TDRs.

(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment (1)	Balance	Allowance	Investment	Recognized
	(in thousands)

Impaired loans with a related allowance
Commercial secured by real estate	$21,449	$21,689	$3,510	$21,826	$273
Commercial term loans	—	—	—	—	—
Construction	4,966	4,966	603	4,623	—
Other commercial	2,223	2,249	67	2,166	—
Residential mortgage	619	663	19	183	5
Home equity loans and lines of credit	66	66	35	66	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$29,323	$29,633	$4,234	$28,864	$278

Impaired loans with no related allowance
Commercial secured by real estate	$18,923	$24,426	$—	$20,999	$84
Commercial term loans	86	411	—	337	—
Construction	3,980	6,671	—	2,790	—
Other commercial	2,162	3,398	—	2,362	—
Residential mortgage	4,508	4,903	—	4,600	21
Home equity loans and lines of credit	730	772	—	576	—
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$30,389	$40,581	$—	$31,664	$105

Total impaired loans
Commercial secured by real estate	$40,372	$46,115	$3,510	$42,825	$357
Commercial term loans	86	411	—	337	—
Construction	8,946	11,637	603	7,413	—
Other commercial	4,385	5,647	67	4,528	—
Residential mortgage	5,127	5,566	19	4,783	26
Home equity loans and lines of credit	796	838	35	642	—
Other consumer loans	—	—	—	—	—

Total impaired loans	$59,712	$70,214	$4,234	$60,528	$383

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs

The following table presents loans by past due status at December 31, 2011:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual (1)	Current	Total Loans

December 31, 2011
	(in thousands)

Commercial secured by real estate	$—	$1,363	$—	$1,363	$17,013	$367,676	$386,052
Commercial term loans	—	—	—	—	27	6,316	6,343
Construction	—	—	—	—	4,324	8,054	12,378
Other commercial	—	—	—	—	864	22,820	23,684
Residential mortgage	1,832	673	1,866	4,371	2,672	245,470	252,513
Home equity loans and lines of credit	280	95	167	542	516	46,179	47,237
Other consumer loans	—	—	—	—	—	1,023	1,023

Total	$2,112	$2,131	$2,033	$6,276	$25,416	$697,538	$729,230

(1)	excludes $3.6 million of loans held for sale.

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual	Current	Total Loans

December 31, 2010
	(in thousands)

Commercial secured by real estate	$1,305	$94	$—	$1,399	$29,563	$393,966	$424,928
Commercial term loans	—	—	—	—	86	4,901	4,987
Construction	—	—	—	—	3,980	11,211	15,191
Other commercial	—	—	—	—	4,386	27,409	31,795
Residential mortgage	796	477	2,207	3,480	2,449	252,118	258,047
Home equity loans and lines of credit	164	103	432	699	363	46,813	47,875
Other consumer loans	—	16	—	16	—	2,191	2,207

Total	$2,265	$690	$2,639	$5,594	$40,827	$738,609	$785,030

Our policies provide for the classification of loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. There is no specific credit metrics used to determine the risk rating.

Risk Rating 1-5—Acceptable credit quality ranging from High Pass (cash or near cash as collateral) to Management Attention/Pass (acceptable risk) with some deficiency in one or more of the following areas: management experience, debt service coverage levels, balance sheet leverage, earnings trends and the industry of the borrower.

Risk Rating 6—Watch List reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.

Management believes that the Substandard category is best considered in three discrete classes: RR 7.0 “performing substandard loans;” RR 7.5; and RR 7.9

Risk Rating 7.0—The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit some signs of weakness manifested in either cash flow or collateral. In some cases, while cash flow is below the policy levels, the customer is in a cash business and has never presented financial reports that reflect sufficient cash flow for a global cash flow coverage ratio of 1.20.

Risk Rating 7.5—These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of historic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.9—These loans have undergone a FASB ASC Topic No. 310 Receivables analysis or have a specific reserve. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged off.

The following tables present commercial loans by credit quality indicator:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Risk Ratings
	Grades	Grade	Grade	Grade	Grade	Non-
December 31, 2011	1-5	6	7	7.5	7.9	accrual	Total
	(in thousands)
Commercial secured by real estate	$340,058	$13,871	$7,081	$3,844	$4,185	$17,013	$386,052
Commercial term loans	6,313	—	—	3	—	27	6,343
Construction	8,054	—	—	—	—	4,324	12,378
Other commercial	22,725	—	95	—	—	864	23,684

	$377,150	$13,871	$7,176	$3,847	$4,185	$22,228	$428,457

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Risk Ratings
	Grades	Grade	Grade	Grade	Grade	Non-
December 31, 2010	1-5	6	7	7.5	7.9	accrual	Total
	(in thousands)
Commercial secured by real estate	$348,166	$12,064	$17,481	$13,861	$3,793	$29,563	$424,928
Commercial term loans	4,887	14	—	—	—	86	4,987
Construction	3,725	120	2,400	—	4,966	3,980	15,191
Other commercial	24,262	1,252	1,073	822	—	4,386	31,795

	$381,040	$13,450	$20,954	$14,683	$8,759	$38,015	$476,901

The following tables present consumer loans by credit quality indicator:

	September 30,	September 30,	September 30,	September 30,	September 30,
		30-89 Days		Impaired
December 31, 2011	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)

Real estate loans:
Residential mortgage	$244,555	$2,505	$2,672	$2,781	$252,513
Home equity loans and lines of credit	46,179	375	516	167	47,237
Other consumer loans	1,023	—	—	—	1,023

Total consumer loans	$291,757	$2,880	$3,188	$2,948	$300,773

	September 30,	September 30,	September 30,	September 30,	September 30,
		30-89 Days		Impaired
December 31, 2010	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)

Real estate loans:
Residential mortgage	$252,118	$1,273	$2,449	$2,207	$258,047
Home equity loans and lines of credit	46,813	267	363	432	47,875
Other consumer loans	2,191	16	—	—	2,207

Total consumer loans	$301,122	$1,556	$2,812	$2,639	$308,129

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)

Mortgage loan portfolios serviced	$2,686	$3,265

Custodial escrow balances maintained in connection with serviced loans were $19,000 at both December 31, 2011 and 2010.

Loans to principal officers, directors, and their affiliates were as follows:

	December 31,
	2011	2010
	(in thousands)

Beginning balance	$14,553	$9,023
New loans/advances	2,360	300
Effect of changes in composition of related parties	—	5,634
Repayments	(2,987)	(404)

Ending balance	$13,926	$14,553

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

Fair value measurement of securities available for sale is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, and corporate bonds.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements			Fair Value Measurements
	at December 31, 2011			at December 31, 2010
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)

Investment securities available for sale:
U.S. Government and agency obligations	$—	$39,746	$—	$—	$71,735	$—
Municipal bonds	—	21,997	—	—	25,406	—
Collateralized debt obligations	—	—	3,584	—	—	1,134
Corporate bonds	—	22,181	—	—	18,135	—
Mortgage-backed securities	—	103,206	—	—	40,997	—

Total securities available for sale	$—	$187,130	$3,584	$—	$156,273	$1,134

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	Twelve months ended December 31,
	2011	2010
	(in thousands)

Beginning balance	$1,134	$1,456
Accretion of discount	53	102
Unrealized holding gain (loss)	3,854	3,001
Other-than-temporary impairment included in earnings	(1,457)	(3,425)

Ending balance	$3,584	$1,134

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements			Fair Value Measurements
	at December 31, 2011			at December 31, 2010
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$14,453	$12,146	$—	$12,942	$27,430
Commercial term loans	—	—	—	—	86	—
Construction	—	1,932	2,392	—	3,691	5,255
Other commercial	—	829	35	—	1,723	2,662
Residential mortgage	—	4,173	1,646	—	4,508	619
Home equity loans	—	683	—	—	730	66

Total impaired loans	$—	$22,070	$16,219	$—	$23,680	$36,032

Other real estate owned:
Commercial	$—	$7,082	$—	$—	$2,257	$—
Residential mortgage	—	1,272	—	—	998	—

Total other real estate owned	$—	$8,354	$—	$—	$3,255	$—

Loans held for sale	$—	$7,657	$—	$—	$1,224	$—
Assets held for sale	$—	$477	$—	$—	$479	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$334	$—	$—	$445

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.

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

	At December 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Assets
Cash and cash equivalents	$25,475	$25,475	$14,997	$14,997
Interest-bearing time deposits	$9,828	$9,903	$9,361	$9,440
Investment securities	$190,714	$190,714	$157,407	$157,407
Loans held for sale	$7,657	$7,657	$1,224	$1,224
Loans receivable	$716,341	$724,996	$772,318	$780,277
FHLB Stock	$7,533	$7,533	$8,721	$8,721
Bank owned life insurance	$29,249	$29,249	$28,252	$28,252
Accrued interest receivable	$3,601	$3,601	$4,029	$4,029

Liabilities
Savings deposits	$87,988	$87,988	$84,312	$84,312
NOW, checking and MMDA deposits	$397,308	$397,308	$361,973	$361,973
Certificates of deposit	$289,105	$292,260	$306,783	$309,897
Borrowings	$144,019	$150,294	$169,637	$174,553
Accrued interest payable	$531	$531	$714	$714

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED

At December 31, 2011, other real estate owned totaled $8.4 million and consisted of two residential properties and fifteen commercial properties. At December 31, 2010, other real estate owned totaled $3.3 million, net of an allowance for losses of $305,000, and consisted of three residential properties and eight commercial properties.

For the year ended December 31, 2011, the Company added $10.5 million of property to OREO and sold ten commercial OREO properties and seven residential OREO properties with an aggregate carrying value totaling $3.7 million, including three commercial OREO properties and one residential OREO property with an aggregate carrying value of $868,000 sold in the fourth quarter of 2011. Net losses on the sale of OREO totaled $218,000 for the twelve months ended December 31, 2011, of which $196,000 was recorded in the fourth quarter, compared to net gains on OREO sales of $271,000 for the year ended December 31, 2010.

For the year ended December 31, 2011, net expenses applicable to OREO totaled $2.6 million which included OREO valuation write-downs of $1.8 million, taxes and insurance totaling $428,000, net losses on the sale of OREO totaling $218,000 and miscellaneous expenses, net of rental income totaling $132,000. For the year ended December 31, 2010, net expenses applicable to OREO totaled $669,000 which included OREO valuation write-downs of $501,000, taxes and insurance totaling $192,000, net gains on the sale of OREO totaling $271,000 and miscellaneous expenses, net of rental income totaling $247,000.

As of the date of this filing, the Company has agreements of sale for four OREO properties with an aggregate carrying value totaling $1.1 million. In 2012, the Company has added eight residential OREO properties, including 5 residential building lots, with a carrying value of $488,000. In addition, in 2012, two commercial OREO properties with an aggregate carrying value of $631,000 and one residential OREO property with an aggregate carrying value of $444,000 were sold. The Company recorded net gains of $22,000 related to the sales in 2012.

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment, summarized by major classification, are as follows:

	Estimated
	Useful Lives	2011	2010
		(in thousands)

Land		$8,332	$9,964
Buildings and improvements	10 - 39 years	14,363	20,487
Furniture and equipment	3 - 7 years	8,707	10,251
Construction-in-progress	—	23	28

Total		31,425	40,730
Accumulated depreciation		(11,237)	(15,518)

Premises and equipment, net		$20,188	$25,212

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was approximately $1.2 million, $1.4 million, and $1.5 million, respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2011	2010
	(in thousands)

Beginning balance	$22,575	$22,575
Acquired goodwill	—	—
Impairment	—	—
Other, net	—	—

Ending balance	$22,575	$22,575

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

The Company tested goodwill for impairment during the fourth quarter of 2011. The Company has one reporting unit, Community Banking, and as such evaluated goodwill at the Community Banking reporting unit level. This test involved estimating the fair value of the Company using financial data and market prices as of December 31, 2011 and utilizing the control premium approach. The results of this test indicated that goodwill was not impaired. The Company continues to evaluate goodwill on a quarterly basis.

Acquired intangible assets at year end are as follows:

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)		(in thousands)

Amortized intangible assets:
Core deposit intangibles	$565	$286	$565	$231
Other customer relationship intangibles	485	430	485	374

Total	$1,050	$716	$1,050	$605

The aggregate amortization expense for the years ended December 31, 2011, 2010 and 2009 was $111,000, $140,000 and $201,000, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

(in thousands)
2012	$98
2013	$43
2014	$32
2015	$31
2016	$31
Thereafter	$99

NOTE 9 — DEPOSITS

Deposits are as follows:

	December 31,
	2011	2010
	(in thousands)
Savings accounts	$87,988	$84,312
NOW accounts and money market funds	321,536	293,706
Non-interest bearing checking	75,774	68,267
Certificates of deposit of less than $ 100,000	157,741	170,524
Certificates of deposit of $100,000 or more	131,364	136,259

	$774,403	$753,068

Interest expense by deposit type was as follows:

	For the years ended December 31,
	2011	2010	2009
	(in thousands)
Savings accounts	$215	$316	$385
NOW accounts and money market funds	1,740	2,168	2,119
Certificates of deposit	4,509	6,138	9,886

	$6,464	$8,622	$12,390

Certificates of deposit were scheduled to mature contractually within the following periods:

(in thousands)
2012	$211,033
2013	42,568
2014	9,395
2015	12,104
2016	14,005

$289,105

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $7.0 million at December 31, 2011 and December 31, 2010.

NOTE 10 — BORROWINGS

At December 31, 2011, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York (FHLB) to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties and various commercial loans secured by commercial real estate subject to FHLB approval. At December 31, 2011 and 2010, $11.5 million of these advances were callable on various dates. Interest rates ranged from 1.11% to 5.31% at December 31, 2011, and from 0.36% to 5.31% at December 31, 2010.

Outstanding borrowings mature as follows:

	December 31, 2011
	FHLB	Repurchase
	Borrowings	Agreements	Total
2012	$25,000	$—	$25,000
2013	25,000	—	25,000
2014	25,000	—	25,000
2015	22,500	7,500	30,000
2016	9,025	20,037	29,062
Thereafter	—	9,957	9,957

Principal due	$106,525	$37,494	$144,019

At December 31, 2011 and 2010, the Bank had qualified 1 to 4 family loans and commercial loans of approximately $237.8 million and $199.2 million, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.

Securities sold under agreement to repurchase totaled $37.5 million at December 31, 2011 are fixed rate, and are collateralized by securities with a carrying amount of $43.9 million. At December 31, 2010, securities sold under agreements to repurchase totaled $37.5 million, were fixed rate, and were collateralized by securities with a carrying amount of $42.5 million. At maturity, the securities underlying the agreement are returned to the Company. At December 31, 2011 and 2010, repurchase agreements totaling $37.5 million were callable on various dates, at par by the repurchase agreement counter-party.

The following table sets forth fixed and variable rate FHLB borrowings and the respective weighted average interest rate at December 31, 2011 and 2010.

	FHLB Borrowings
	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average Rate		Average Rate
	Balance	at Year End	Balance	at Year End
	(dollars in thousands)		(dollars in thousands)

Fixed rate advances	$106,525	3.25%	$111,530	3.77%
Variable rate advances	—	—	20,600	0.40%

Total	$106,525	3.25%	$132,130	3.36%

Additional information regarding FHLB Borrowings and securities sold under agreements to repurchase is as follows:

	2011			2010
	FHLB	Repurchase		FHLB	Repurchase
	Borrowings	Agreements	Total	Borrowings	Agreements	Total
	(dollars in thousands)			(dollars in thousands)

Average daily balance during the year	$114,605	$37,591	$152,196	$123,307	$37,594	$160,901
Average interest rate during the year	3.36%	3.44%	3.38%	3.49%	4.30%	3.68%
Maximum month-end balance during the year	$138,026	$37,614	$175,640	$165,182	$37,605	$202,787
Weighted average interest rate at year-end	3.25%	4.32%	3.53%	3.09%	3.46%	3.36%

NOTE 11 — INCOME TAXES

Income tax benefit for the year ended December 31, 2011 was primarily impacted by the reversal of $12.2 million of the deferred tax asset valuation allowance. The balance of the valuation allowance remaining after the reduction was approximately $1.6 million as of December 31, 2011. The release of a portion of the valuation allowance was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters through September 30, 2011, projected future taxable income and a recent tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. Based on these factors management has determined that it is more likely than not that a greater portion of its deferred tax assets are realizable and has adjusted the valuation allowance accordingly.

Income tax expense (benefit) was as follows:

	For the years ended December 31,
	2011	2010	2009
	(in thousands)

Current expense:
Federal	$(2,201)	$1,211	$464
State	31	10	10

Total current	(2,170)	1,221	474

Deferred (benefit):
Federal	(827)	(766)	(3,176)
State	(3,189)	57	(801)

Total deferred	(4,016)	(709)	(3,977)

Change in valuation allowance	(12,169)	(2,002)	15,514

Income tax expense (benefit)	$(18,355)	$(1,490)	$12,011

Effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	For the years ended December 31,
	2011	2010	2009

Tax statutory rate	(34.0%)	34.0%	(34.0%)
Adjustments resulting from:
State tax benefit, net of federal income tax expense	(20.1)	1.7	(8.9)
Tax-exempt income	(3.0)	(15.8)	(7.8)
Income on bank owned life insurance	(3.3)	(13.9)	(8.7)
Change in valuation reserve	(117.4)	(66.6)	263.4
Other	0.8	2.3	(0.1)

Effective tax rate	(177.0%)	(58.3%)	203.9%

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2011	2010
	(in thousands)

Deferred tax assets:
Other than temporary impairment	$8,436	$5,697
Allowance for loan losses	5,054	4,809
Charitable foundation contribution carryforward	2,357	2,251
Purchase accounting adjustments	1,023	2,057
Non-accrual loan interest income	814	2,166
Deferred compensation	463	557
Net operating losses	2,945	459
Net unrealized loss on available for sale securities	627	2,880
Deferred gain	514	—
AMT credit carryforward	463	169
Other	793	215
Valuation allowance	(1,576)	(13,745)

	21,913	7,515

Deferred tax liabilities:
Depreciation	(984)	(980)
Deferred loan fees	(429)	(478)
Other	(5)	(3)

	(1,418)	(1,461)

Net deferred tax asset	$20,495	$6,054

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

At December 31, 2011, based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and a recent tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

The Company has approximately $5.2 million of federal net operating losses and $19.6 million of state net operating losses. The state net operating losses will expire between 2015 and 2030. Additionally, the Company has approximately $463,000 of AMT tax credits, which do not expire to offset the difference between regular tax and alternative minimum tax.

Pursuant to FASB ASC Topic No. 740, “Income Taxes” the Company is not required to provide deferred taxes on its tax loan loss reserve as of the base year. The amount of this reserve on which no deferred taxes have been provided is $7,878,000 for 2011 and 2010. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if any portion of this tax reserve is subsequently used for purposes other than to absorb loan losses.

The following is a roll-forward of the Bank’s FASB ASC Topic No. 740 unrecognized tax benefits:

	2011	2010
	(in thousands)

Balance at January 1	$353	$353
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to the statute of limitations	97	—
Settlements	—	—

Balance at December 31	$256	$353

Of this total, $256,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recorded a net benefit of $64,000 related to interest and penalties in the income statement for the year ended December 31, 2011 as previously accrued expenses were reversed due to the reduction of unrecognized tax benefits resulting from the expiration of the statute of limitations. For the year ended December 31, 2010 $56,000 in interest and penalties was recorded in the income statement. As of December 31, 2011 and 2010 $44,000 and $108,000, respectively were accrued for interest and penalties.

The Bank is subject to U.S. federal income tax as well as income tax of the state of New Jersey. The Bank is no longer subject to examination by the Internal Revenue Service (“IRS”) for years before 2008 and by the state of New Jersey for years before 2007. The Bank is currently under examination by the IRS for the 2009 tax year. No significant issues have been raised or adjustments proposed as of the filing date of this document.

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

At December 31, 2011 and 2010, the Bank had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2011 the Bank had $606,000 of letters of credit outstanding to borrowers of non-performing loans. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.

The Bank amortizes the fees collected over the life of the instrument. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank’s potential liability would be reduced by proceeds obtained in liquidation of the collateral held.

The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

	At December 31, 2011		At December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
		(in thousands)
Commitments to make loans	$10,355	$3,600	$11,564	$2,614
Unused lines of credit	$—	$62,466	$—	$52,328
Construction loans in process	$1,102	$526	$719	$1,042
Standby letters of credit	$—	$6,027	$—	$5,380

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.50% to 6.25% and maturities ranging from one to thirty years.

The Bank provides loans primarily in Atlantic and Cape May counties, New Jersey, to borrowers that share similar attributes. In addition, in February 2011, the Bank opened a loan production office in Burlington County. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these regions of New Jersey.

NOTE 13 — BENEFIT PLANS

Defined Benefit Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (The “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. As of July 1, 2011 and 2010, the Cape Bank funded status was 80.00% and 83.29%, respectively.

Total contributions to the Pentegra DB Plan, as reported on Form 5500, totaled $203.6 million and $133.9 million for the plan years ended June 30, 2011 and June 30, 2010, respectively. Contributions to this plan by Cape Bank during the years ended December 31, 2011, 2010 and 2009 were $542,000, $195,000, and $164,000, respectively. Cape Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Total compensation expense recorded under the Pentegra DB Plan during the years ended December 31, 2011, 2010 and 2009, was approximately $419,000, $219,000, and $476,000, respectively.

During 2007, the Pentegra DB Plan was amended to freeze participation to new employees effective January 1, 2008. The Pentegra DB Plan was further amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

401K Plan

The Bank maintains a 401(k) plan for employees, a tax-qualified defined contribution plan, for all employees of the Bank who have satisfied the 401(k) plan’s eligibility requirements. Prior to January 1, 2008, the Bank made matching contributions to the accounts of plan participants in an amount equal to 100% of the participants’ contributions, up to 6% of their salary. The Bank charged approximately $287,000, $287,000, and $304,000, to employer contributions for the 401(k) plan for the years ended December 31, 2011, 2010 and 2009, respectively. Effective January 1, 2008, the Bank amended the matching contribution formula so that matching contributions will be equal to 100% of the participants’ contributions on up to 3% of the participants’ salary contributed to the plan and 50% of the participants’ contributions on the next 2% of salary contributed by the participants, with a maximum potential matching contribution of 4%. Effective January 1, 2012, the Bank eliminated the matching contribution formula and replaced it with a discretionary form of matching contribution.

Employee Stock Ownership Plan

On January 1, 2008, the Bank adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $10.7 million from the Company and used the funds to purchase 1,065,082 shares of the Company. The loan has an interest rate that is determined January 1st of each year and is based on the prime rate as published in The Wall Street Journal on the first business day of the calendar year. The interest rate for 2011 and 2010 was 3.25% and has an amortization schedule of 25 years. The loan is secured by the shares. Shares purchased are held by the trustee in a loan suspense account and are released from the suspense account on a pro rata basis as the loan is repaid by the Bank over a period not to exceed 25 years. The trustee allocates shares to participants based on compensation as described in the Cape Bank Employee Stock Ownership Plan, in the year of allocation. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service.

The Company has not declared a dividend and as a result, no dividend income was recorded for the years ended December 31, 2011, 2010 and 2009. The Company recorded ESOP compensation expense of $383,000, $319,000 and $320,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Shares held by the ESOP were as follows:

	For the years ended December 31,
	2011	2010	2009
	(dollars in thousands)

Number of shares allocated to participants at the beginning of the year	118,977	83,146	42,603
Allocated to participants	42,603	42,603	42,603
Distributed to participants	(8,286)	(6,772)	(2,060)

Number of shares allocated to participants at the end of the year	153,294	118,977	83,146
Unearned shares	894,670	937,273	979,876

Total ESOP shares	1,047,964	1,056,250	1,063,022

Fair value of unearned shares	$7,023	$7,967	$6,585

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

Expense for these plans related to both active and retired participants totaled $41,000, $46,000, and $52,000, for the years ended December 31, 2011, 2010 and 2009, respectively. The total compensation liability for these plans was $957,000 and $1,054,000 at December 31, 2011 and 2010, respectively. Payments made under the Plan totaled $98,000 and $80,000 for the years ended December 31, 2011 and 2010, respectively.

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

During 2011, the Company issued 80,000 incentive stock options to certain employees at prices ranging from $7.51 per share to $10.19 per share. During 2010, the Company issued 740,000 incentive stock options to certain employees at prices ranging from $7.27 per share to $8.50 per share. In addition, in 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share. The following table presents the weighted average per share fair value of options granted and the assumptions used, based on the Black-Scholes option pricing methodology:

Assumption	December 31, 2011	December 31, 2010
Expected average risk-free interest rate	2.42%	2.46%
Expected average life (in years)	6.5	6.5
Expected volatility	41.40%	41.63%
Expected dividend yield	0.00%	0.00%
Weighted average per share fair value	$3.38	$3.30

Stock option activity for the years ended December 31, 2011 and 2010 was as follows:

	For the years ended December 31,
	2011			2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at the beginning of the year	763,600	$7.30		—	$—
Granted	80,000	$9.85		763,600	$7.30
Forfeited	(10,000)	$7.27		—	$—
Exercised	(590)	$7.68		—	$—

Outstanding at the end of the year	833,010	$7.54	8.6 years	763,600	$7.30	9.5 years

Exercisable at December 31	150,130	$7.28	8.5 years	—	$—	—

Aggregate Intrinsic Value at December 31	$85,810			$—

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

On July 1, 2010, the Company issued 11,000 restricted stock awards to directors at a price of $7.68 per share. The restricted stock awards will vest in five equal annual installments, with the first installment becoming exercisable on the first anniversary of the date of grant, or July 1, 2011. During 2011, 2,200 restricted stock awards vested at a fair value of $7.68 per share. At December 31, 2011, there were 8,800 non-vested restricted stock awards at a fair value of $7.68 per share.

Restricted stock activity for the years ended December 31, 2011 and 2010 was as follows:

	For the years ended December 31,
	2011		2010
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at the beginning of the year	11,000	$7.68	—	$—
Granted	—	$—	11,000	$7.68
Forfeited	—	$—	—	$—

Outstanding at the end of the year	11,000	$7.68	11,000	$7.68

At December 31, 2011, unrecognized compensation costs on unvested stock options and restricted stock awards was $2.1 million which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized for the years ended December 31, 2011 and 2010 was as follows. There were no stock-based compensation expenses for the twelve month period ended December 31, 2009:

	For the years ended December 31,
	2011	2010
	(in thousands)

Compensation expense:
Common stock options	$526	$268
Restricted common stock	17	8

Total compensation expense	543	276
Tax benefit	11	5

Net income effect	$532	$271

At December 31, 2011, 843,600 options were issued, leaving 487,752 options available to be issued. Based on the option agreements, there were 150,130 incentive stock options exercisable.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Leases: Lessee – As a result of the sale of the Cape Bank main office complex on May 31, 2011, (See Note 17 – Sale of Bank Premises), the Bank entered into six separate lease agreements, each for a discrete portion of the original complex, all with initial three-year terms ending on May 31, 2014. In accordance with ASC Section 840-40 Sale Leaseback Transactions, the deferred gain on the sale is recognized evenly over the initial three-year lease period as a credit to rent expense. Further, the Bank has the option to exit a certain amount of square footage within the first year of the lease incurring a penalty of three months of lease payments for the space exited. Also, in doing so, the Bank would recognize a portion of the remaining deferred gain proportionate to the amount of space exited. In addition, the Bank leases office space for the Burlington County loan production office. The Company’s total minimum lease payments for the years 2012, 2013 and 2014 total $552,000, $533,000 and $222,000, respectively. Rent expense for the years ended December 31, 2011, 2010 and 2009 approximated $28,000, $10,000 and $14,000, respectively.

Litigation – From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.

NOTE 15 — REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2011, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of December 31, 2011 and 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

On July 26, 2011, the Bank agreed with its bank regulators to take certain actions within certain timeframes, including maintaining a Tier 1 Leverage Capital ratio equal to or greater than 8%, and a “Well Capitalized” position; and not declaring or paying any dividends prior to receipt of a non-objection response from bank regulators.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)

December 31, 2011
Risk based capital ratios:
Tier I risk based capital	$94,686	12.57%	$30,131	4.00%	$45,197	6.00%
Total risk based capital	$104,144	13.82%	$60,287	8.00%	$75,358	10.00%
Tier I leverage ratio	$94,686	9.15%	$41,393	4.00%	$51,742	5.00%

December 31, 2010
Risk based capital ratios:
Tier I risk based capital	$103,092	12.65%	$32,598	4.00%	$48,897	6.00%
Total risk based capital	$113,313	13.90%	$65,216	8.00%	$81,520	10.00%
Tier I leverage ratio	$103,092	9.96%	$41,402	4.00%	$51,753	5.00%

Management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

Regulatory capital levels for Cape Bank differ from its total capital computed in accordance with accounting principles general accepted in the United States (GAAP), as follows:

	At December 31,
	2011	2010
	(in thousands)
Total capital, computed in accordance with GAAP	$134,283	$120,523
Accumulated other comprehensive (gain) loss	942	5,590
Intangible assets	—	(1)
Disallowed deferred tax assets	(17,630)	—
Disallowed goodwill and other disallowed intangible assets	(22,909)	(23,020)

Tier I (tangible) capital	94,686	103,092
Allowance for loan losses	9,458	10,221

Total regulatory capital	$104,144	$113,313

NOTE 16 — EARNINGS PER SHARE

Earnings Per Common Share: Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any

The following is the earnings per share calculation for the periods ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, options to purchase 833,010 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. In addition, 11,000 shares of restricted stock were dilutive, and accordingly were included in determining diluted earnings per common share. At December 31, 2010, options to purchase 763,600 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. Restricted stock was dilutive and is included in the earnings per share calculation for the period ended December 31, 2010. There were no potentially dilutive common shares at or for the period ended December 31, 2009.

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(in thousands, except share data)

Net income (loss)	$7,987	$4,041	$(17,901)

Weighted average shares outstanding	12,393,359	12,351,902	12,312,714
Basic earnings (loss) per share	$0.64	$0.33	$(1.45)
Diluted weighted average shares outstanding	12,398,178	12,354,952	12,312,714
Diluted basic earnings (loss) per share	$0.64	$0.33	$(1.45)

NOTE 17 — SALE OF BANK PREMISES

On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, NJ. The sale was consummated on May 31, 2011. The selling price of the properties was $7.2 million with net cash proceeds of $6.8 million received at time of sale. The Bank entered into six separate lease agreements, each for a discrete portion of the original complex with initial three year terms, all ending in 2014. The net book value of the property at the time of closing was $3.8 million resulting in a gain of $3.4 million. This gain is being recognized under the full accrual method and as an operating lease in accordance with ASC Section 840-40 Sale Leaseback Transactions which permits $1.8 million of the gain to be recognized at the time of sale and the remaining portion of the gain, $1.6 million, to be recognized evenly over the initial three-year lease period. At December 31, 2011 the balance of the deferred gain to be recognized totaled $1.3 million.

NOTE 18 — CAPE BANCORP (PARENT COMPANY)

The Parent Company’s condensed balance sheets at December 31, 2011 and 2010 and the related condensed statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009 follow:

Condensed Balance Sheets

	December 31,
	2011	2010
	(in thousands)

ASSETS
Non-interest bearing balances with bank subsidiary	$2,079	$2,070
Loans due from bank subsidiary	9,501	9,814
Investment in bank subsidiary	134,283	120,523
Other assets	222	159

Total assets	$146,085	$132,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$366	$412

Total liabilities	366	412

Stockholders’ Equity
Common stock	133	133
Additional paid in capital	127,364	126,864
Treasury stock at cost—11,000 shares	(81)	(85)
Unearned ESOP shares	(8,954)	(9,380)
Accumulated other comprehensive loss	(942)	(5,590)
Retained earnings	28,199	20,212

Total stockholders’ equity	145,719	132,154

Total liabilities and stockholders’ equity	$146,085	$132,566

Condensed Statements of Income

	Years ended December 31,
	2011	2010	2009
	(in thousands)

Income:
Interest income from bank subsidiary	$319	$327	$338

Total income	319	327	338

Expense:
Legal expense	41	45	207
Investor relations expense	84	31	68
Audit and consulting fees	411	243	8
Subscriptions and publications	72	83	68
Other non-interest expenses	29	21	13

Total expense	637	423	364

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiaries	(318)	(96)	(26)
Income tax expense (benefit)	(101)	(29)	(27)

Income before equity in undistributed net income (loss) of subsidiaries	(217)	(67)	1
Equity in undistributed net income (loss) of bank subsidiary	8,204	4,108	(17,902)

Net income (loss)	$7,987	$4,041	$(17,901)

Condensed Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$7,987	$4,041	$(17,901)
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income (loss) of bank subsidiary	(8,204)	(4,108)	17,902
Stock-based compensation expense	17	8	—
Change in other assets and other liabilities, net	(108)	130	60

Net cash provided by (used in) operating activities	(308)	71	61

Cash flows from investing activities:
Repayment of ESOP loan	313	302	294
Purchase of Treasury Stock	—	(85)	—
Stock option exercise	4	—	—

Net cash provided by investing activities	317	217	294

Net increase in cash and cash equivalents	9	288	355
Cash and cash equivalents at beginning of year	2,070	1,782	1,427

Cash and cash equivalents at end of year	$2,079	$2,070	$1,782

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

NOTE 19 — SELECTED QUARTERLY DATA (UNAUDITED)

	Septem	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Year Ended December 31,				Year Ended December 31,
	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		(in thousands)				(in thousands)

Interest income	$11,300	$11,564	$11,491	$12,112	$12,220	$12,655	$12,829	$12,565
Interest expense	2,782	2,882	2,921	3,026	3,277	3,558	3,736	3,968

Net interest income	8,518	8,682	8,570	9,086	8,943	9,097	9,093	8,597
Provision for loan losses	4,534	8,762	3,911	2,400	2,844	2,700	1,708	244

Net interest income (expense) after provision for loan losses	3,984	(80)	4,659	6,686	6,099	6,397	7,385	8,353
Non-interest income (expense)	(352)	1,256	3,151	1,256	1,886	1,388	732	(1,155)
Non-interest expense	8,554	8,217	7,039	7,118	7,123	6,899	7,418	7,094

Income (loss) before income taxes	(4,922)	(7,041)	771	824	862	886	699	104
Income tax expense (benefit)	(2,882)	(8,207)	154	(7,420)	—	(959)	—	(531)

Net income (loss)	$(2,040)	$1,166	$617	$8,244	$862	$1,845	$699	$635

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Robert J. Boyer (3)

10.3	Employment Agreement for Michael D. Devlin (4)

10.4	Change in Control Agreement for Guy Hackney (4)

10.5	Change in Control Agreement for James McGowan, Jr. (4)

10.6	Change in Control Agreement for Michele Pollack (4)

10.7	Change in Control Agreement for Donald Dodson (4)

10.8	Change in Control Agreement for Charles L. Pinto (5)

10.9	Form of Director Retirement Plan (1)

10.10	2008 Equity Incentive Plan (6)

14	Code of Ethics (7)

21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the year ended December 31, 2011formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements – Furnished herewith.(8)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc.. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2010, indicating that such agreement would not be renewed.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.

(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

(8)	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

1