Form 10-Q
period 2012-03-31
Cape Bancorp, Inc.
filed 2012-05-01
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 1, 2012 there were 13,314,111 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31,	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash & due from financial institutions	$15,499	$21,762
Interest-bearing bank balances	9,622	3,713

Cash and cash equivalents	25,121	25,475
Interest-bearing time deposits	9,710	9,828
Investment securities available for sale, at fair value (amortized cost of $185,460 and $192,284 respectively)	184,156	190,714
Loans held for sale	3,163	7,657
Loans, net of allowance of $12,361 and $12,653 respectively	717,556	716,341
Accrued interest receivable	3,591	3,601
Premises and equipment, net	20,399	20,188
Other real estate owned (OREO)	7,917	8,354
Federal Home Loan Bank (FHLB) stock, at cost	7,339	7,533
Prepaid FDIC insurance premium	1,661	1,987
Deferred income taxes	20,324	20,495
Bank owned life insurance (BOLI)	29,493	29,249
Goodwill	22,575	22,575
Intangible assets, net	309	334
Assets held for sale	477	477
Other assets	5,245	6,320

Total assets	$1,059,036	$1,071,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$79,909	$75,774
Interest-bearing deposits	684,788	698,629
Federal funds purchased and repurchase agreements	37,497	37,519
Federal Home Loan Bank borrowings	102,220	106,500
Advances from borrowers for taxes and insurance	665	582
Accrued interest payable	456	531
Other liabilities	5,862	5,874

Total liabilities	911,397	925,409

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,324,521 shares in 2012 and 2011; outstanding 13,314,111 shares at March 31, 2012 and December 31, 2011	133	133
Additional paid-in capital	127,481	127,364
Treasury stock at cost: 10,410 shares at March 31, 2012 and December 31, 2011	(81)	(81)
Unearned ESOP shares	(8,848)	(8,954)
Accumulated other comprehensive loss, net	(783)	(942)
Retained earnings	29,737	28,199

Total stockholders’ equity	147,639	145,719

Total liabilities & stockholders’ equity	$1,059,036	$1,071,128

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended March 31,
	2012	2011
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,917	$10,835
Interest and dividends on investments
Taxable	569	636
Tax-exempt	200	233
Interest on mortgage-backed securities	603	408

Total interest income	11,289	12,112

Interest expense:
Interest on deposits	1,288	1,672
Interest on borrowings	1,181	1,354

Total interest expense	2,469	3,026

Net interest income before provision for loan losses	8,820	9,086
Provision for loan losses	673	2,400

Net interest income after provision for loan losses	8,147	6,686

Non-interest income:
Service fees	887	828
Net gains (losses) on sale of loans	83	42
Net income from BOLI	244	247
Net rental income	—	61
Gain (loss) on sale of investment securities held for sale, net	188	148
Net gain (loss) on sale of OREO	37	63
Other	174	78
Gross other-than-temporary impairment losses	(192)	305
Less: Portion of loss recognized in other comprehensive income	184	(516)

Net other-than-temporary impairment losses	(8)	(211)

Total non-interest income	1,605	1,256

Non-interest expense:
Salaries and employee benefits	3,517	3,721
Occupancy expenses, net	392	495
Equipment expenses	283	353
Federal insurance premiums	342	313
Data processing	342	323
Loan related expenses	677	286
Advertising	164	99
Telecommunications	281	240
Professional services	160	200
OREO expenses	319	105
Other operating	953	983

Total non-interest expense	7,430	7,118

Income before income taxes	2,322	824
Income tax expense (benefit)	784	(7,420)

Net income	$1,538	$8,244

Earnings per share (see Note 10):
Basic	$0.12	$0.67
Diluted	$0.12	$0.67

Weighted average number of shares outstanding:
Basic	12,426,966	12,393,888
Diluted	12,428,640	12,396,463

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2012			2011
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Expense	Tax	Tax	Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(in thousands)
Net income	$2,322	$784	$1,538	$824	$(7,420)	$8,244

Other comprehensive income:
Unrealized holding gains arising during the period	630	252	378	140	47	93
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	(184)	(73)	(111)	516	175	341
Less reclassification adjustment for gain on sales of securities realized in net income	(188)	(75)	(113)	(148)	(50)	(98)
Less reclassification adjustment for credit related OTTI realized in net income	8	3	5	211	72	139

Total other comprehensive income	266	107	159	719	244	475

Total comprehensive income	$2,588	$891	$1,697	$1,543	$(7,176)	$8.719

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2011 and three months ended March 31, 2012

(unaudited)

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2010	$133	$126,864	$(85)	$(9,380)	$(5,590)	$20,212	$132,154

Net income	—	—	—	—	—	7,987	7,987

Other comprehensive income	—	—	—	—	4,648	—	4,648

Total comprehensive income							12,635

Stock option compensation expense	—	526	—	—	—	—	526

Restricted stock compensation expense	—	17	—	—	—	—	17

Issuance of stock for stock options	—	—	4	—	—	—	4

ESOP shares earned	—	(43)	—	426	—	—	383

Balance, December 31, 2011	133	127,364	(81)	(8,954)	(942)	28,199	145,719

Net income	—	—	—	—	—	1,538	1,538

Other comperhensive income	—	—	—	—	159	—	159

Total comprehensive income							1,697

Stock option compensation expense	—	132	—	—	—	—	132

Restricted stock compensation expense	—	4	—	—	—	—	4

ESOP shares earned	—	(19)	—	106	—	—	87

Balance, March 31, 2012	$133	$127,481	$(81)	$(8,848)	$(783)	$29,737	$147,639

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$1,538	$8,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	673	2,400
Net (gain) loss on the sale of loans	(83)	(42)
Net (gain) loss on the sale of other real estate owned	(37)	(63)
Write-down of other real estate owned	94	47
Loss on impairment of securities	8	211
Net gain on sale of investments	(188)	(148)
Earnings on BOLI	(244)	(247)
Originations of loans held for sale	(5,263)	(3,154)
Proceeds from sales of loans	9,757	3,431
Depreciation and amortization	252	413
ESOP and stock-based compensation expense	223	231
Deferred income taxes	65	(7,915)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	10	(59)
Other assets	1,403	2,052
Accrued interest payable	(75)	(134)
Other liabilities	(130)	(770)

Net cash provided by operating activities	8,003	4,497

Cash flows from investing activities
Proceeds from sales of AFS securities	11,211	10,166
Proceeds from calls, maturities, and principal repayments of AFS securities	16,045	17,812
Purchases of AFS securities	(20,071)	(18,432)
Redemption of Federal Home Loan Bank stock	194	693
Proceeds from sale of other real estate owned	1,505	946
(Increase) decrease in interest-bearing time deposits	118	(251)
(Increase) decrease in loans, net	(2,986)	3,541
Purchases of premises and equipment	(455)	(6)

Net cash provided by investing activities	5,561	14,469

Cash flows from financing activities
Net increase (decrease) in deposits	(9,701)	7,899
Increase in advances from borrowers for taxes and insurance	83	54
Increase in long-term borrowings	—	10,000
Repayments of long-term borrowings	(20,000)	(20,000)
Net change in short-term borrowings	15,700	(5,400)

Net cash used in financing activities	(13,918)	(7,447)

Net increase (decrease) in cash and cash equivalents	(354)	11,519
Cash and cash equivalents at beginning of year	25,475	14,997

Cash and cash equivalents at end of year	$25,121	$26,516

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$2,544	$3,161
Income taxes, net of refunds	$(435)	$—
Supplementary disclosure of non-cash investing activities:
AFS investment security purchase that settles after quarter end	$249	$—
Transfers from loans to other real estate owned	$1,126	$1,655

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

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

Cape Bank (“Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its fifteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey and loan production offices in Burlington and Cape May Counties. The Bank received regulatory approval for the closing of one branch in Atlantic County which was effective as of the close of business March 16, 2012.

The Bank competes with other banking and financial institutions in its primary market areas. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits and all types of loans. Such institutions, as well as consumer financial and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

The Bank is subject to regulations of certain state and federal agencies, and accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended March 31, 2012 and 2011, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $882,000 as of March 31, 2012, and $760,000 as of December 31, 2011 are included in these balances.

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

When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (“OTTI”) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is classified as OTTI. The related OTTI loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI, management considers: the length of time and extent that fair value of the security has been less than the cost of the security the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Recognition of interest income is discontinued when, in the opinion of management, the collectability of such interest becomes doubtful. A commercial loan is classified as non-accrual when the loan is 90 days or more delinquent, or when in the opinion of management, the collectability of such loan is in doubt. Consumer and residential loans are classified as non-accrual when the loan is 90 days or more delinquent with a loan to value ratio greater than 60 percent. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method.

All interest accrued, but not received, for loans placed on non-accrual, is reversed against interest income. Interest received on such loans is accounted for as a reduction of the principal balance until qualifying for return to accrual. Commercial loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Payments are generally applied to reduce the principal balance but, in certain situations, the application of payments may vary. Consumer and residential loans are returned to accrual status when their delinquency becomes less than 90 days and/or the loan to value ratio is less than 60 percent.

The allowance for loan losses is maintained at an amount management deems appropriate to cover probable incurred losses. In determining the level to be maintained, management evaluates many factors including historical loss experience, the borrowers’ ability to repay and repayment performance, current economic trends, estimated collateral values, industry experience, industry loan concentrations, changes in loan policies and procedures, changes in loan volume, delinquency and troubled asset trends, loan management and personnel, internal and external loan review, total credit exposure of the individual or entity, and external factors including competition, legal, regulatory and seasonal factors. In the opinion of management, the allowance is appropriate to absorb probable loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to other real estate owned or a determination of loss is made.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40 “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law or a court, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At March 31, 2012, TDRs totaled $7.2 million, of which $6.6 million were accruing TDRs and $623,000 were non-accruing. This compares to $11.2 million of TDRs at December 31, 2011, of which $10.8 million were accruing TDRs and $405,000 were non-accruing.

Other Real Estate Owned (OREO): Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2012 is performed in the fourth quarter.

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

Defined Benefit Plan: The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (The “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888, and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

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

Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. As of March 31, 2012, 153,294 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Comprehensive Income (Loss): Comprehensive income includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. See the Consolidated Statement of Changes in Comprehensive Income.

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

Effect of Newly Issued Accounting Standards: In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has complied with guidance for the period ended March 31, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and IFRSs. The amendments were issued to achieve convergence between U.S.GAAP and IFRS. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 was effective for the Company on January 1, 2012 and was to be applied prospectively. Adoption of this updated did not have a material impact on the Company’s financial position or results of operations but did result in additional disclosures within the fair value footnote.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the guidance for the period ended March 31, 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210): The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Sections 815-10-45. These amendments are effective for annual periods beginning on or after January 3, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has complied with the guidance for the period ended March 31, 2012.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale at March 31, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2012
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$41,275	$286	$(32)	$41,529
Municipal bonds	20,922	756	(49)	21,629
Collateralized debt obligations	8,321	5	(4,721)	3,605
Corporate bonds	16,927	246	(28)	17,145

Total debt securities	$87,445	$1,293	$(4,830)	$83,908

Mortgage-backed securities
GNMA pass-through certificates	$4,667	$255	$—	$4,922
FHLMC pass-through certificates	4,190	108	—	4,298
FNMA pass-through certificates	11,170	468	—	11,638
Collateralized mortgage obligations	77,988	1,405	(3)	79,390

Total mortgage-backed securities	$98,015	$2,236	$(3)	$100,248

Total securities available for sale	$185,460	$3,529	$(4,833)	$184,156

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$39,370	$377	$(1)	$39,746
Municipal bonds	21,405	818	(226)	21,997
Collateralized debt obligations	8,311	—	(4,727)	3,584
Corporate bonds	22,128	227	(174)	22,181

Total debt securities	$91,214	$1,422	$(5,128)	$87,508

Mortgage-backed securities
GNMA pass-through certificates	$4,699	$265	$—	$4,964
FHLMC pass-through certificates	4,696	116	(6)	4,806
FNMA pass-through certificates	11,781	481	—	12,262
Collateralized mortgage obligations	79,894	1,306	(26)	81,174

Total mortgage-backed securities	$101,070	$2,168	$(32)	$103,206

Total securities available for sale	$192,284	$3,590	$(5,160)	$190,714

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$4,968	$(32)	$—	$—	$4,968	$(32)
Municipal bonds	2,063	(36)	1,230	(13)	3,293	(49)
Corporate bonds	1,991	(28)	—	—	1,991	(28)
Collateralized debt obligations	—	—	3,511	(4,721)	3,511	(4,721)
Mortgage-backed securities	1,392	(3)	15	—	1,407	(3)

Total temporarily impaired investment securities	$10,414	$(99)	$4,756	$(4,734)	$15,170	$(4,833)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$2,007	$(1)	$—	$—	$2,007	$(1)
Municipal bonds	—	—	3,609	(226)	3,609	(226)
Corporate bonds	8,979	(174)	—	—	8,979	(174)
Collateralized debt obligations	—	—	3,495	(4,727)	3,495	(4,727)
Mortgage-backed securities	4,580	(32)	8	—	4,588	(32)

Total temporarily impaired investment securities	$15,566	$(207)	$7,112	$(4,953)	$22,678	$(5,160)

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

At March 31, 2012, the Company’s investment securities portfolio consisted of 324 securities, 39 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 97.7% of the total gross unrealized losses at March 31, 2012. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

As of March 31, 2012, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $8.3 million with an estimated fair value of $3.6 million and is comprised of 24 securities. Of those, 16 have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of March 31, 2012, 16 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 3.19% to 13.90% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of March 31, 2012:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Amortized	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Cost	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$470	$286	$(184)	$(643)	Ca/C	14	46.40%	0.00%
PreTSL VI	1	Mezzanine	42	19	(23)	(16)	Ca/D	3	73.60%	0.00%
PreTSL XIX	1	Mezzanine	54	54	0	(1,759)	C/C	48	27.60%	0.00%
I-PreTSL I	2	Mezzanine	1,840	588	(1,252)	—	NR/CCC	14	17.20%	3.19%
I-PreTSL II	2	Mezzanine	2,726	1,209	(1,517)	—	NR/B	25	5.10%	13.90%
I-PreTSL III	3	Mezzanine	2,713	1,207	(1,506)	—	B2/CCC	22	12.30%	8.11%
I-PreTSL IV	1	Mezzanine	441	202	(239)	—	Ba2/CCC	26	13.20%	6.04%
MM Comm I	1	Mezzanine	35	40	5	(1,465)	NR/C	7	60.70%	0.00%

Total	13		$8,321	$3,605	$(4,716)	$(3,883)

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

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2011:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Amortized	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Cost	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$466	$285	$(181)	$(635)	Ca/C	16	48.30%	0.00%
PreTSL VI	1	Mezzanine	42	18	(24)	(16)	Ca/D	3	73.60%	0.00%
PreTSL XIX	1	Mezzanine	54	54	—	(1,759)	C/C	50	22.60%	0.00%
I-PreTSL I	2	Mezzanine	1,838	587	(1,251)	—	NR/CCC	15	16.80%	2.63%
I-PreTSL II	2	Mezzanine	2,724	1,203	(1,521)	—	NR/B	26	5.10%	13.16%
I-PreTSL III	3	Mezzanine	2,711	1,201	(1,510)	—	B2/CCC	22	12.30%	7.56%
I-PreTSL IV	1	Mezzanine	441	201	(240)	—	Ba2/CCC	27	8.40%	10.46%
MM Comm I	1	Mezzanine	35	35	—	(1,465)	NR/C	7	61.80%	0.00%

Total	13		$8,311	$3,584	$(4,727)	$(3,875)

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 16 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the three months ended March 31, 2012 of $8,000.

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325, “Investments – Other”, and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320. The Company uses a third party model (“model”) to assist in calculating the present value of current estimated cash flows. This value is compared to the amortized cost to determine the credit loss portion of OTTI. The present value of the expected cash flows is calculated based on the contractual terms of the security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition.

The model also takes into account individual defaults and deferrals that have already occurred by any participating issuer within the pool of entities that make up the security’s underlying collateral. With regard to expected defaults and deferrals, the Company performs an ongoing analysis of these securities utilizing both readily available market data and analytical models obtained from the third party. On a quarterly basis we evaluate the underlying collateral of each pooled trust preferred security in our portfolio to determine the appropriate default/deferral assumptions to use in our calculation of discounted cash flows. This process entails obtaining each security’s issuer list which include the most recent financial and credit quality metrics. We then identify issuers that have metrics that are similar to those that have defaulted or are deferring payments. As part of our evaluation we consider such measures as liquidity, capital adequacy, profitability, and credit quality and analyze ratios such as return on average assets (ROAA), net interest margin, Tier 1 risk based capital, tangible equity to tangible assets, Texas ratio, reserves to loans and non-performing loans to loans. Our evaluation also takes into consideration current economic indicators as well as recent default/deferral trends of underlying issuers. Management then develops a projected default/deferral rate for each security based on this analysis. This rate is then applied to the cash flow model developed by the third party to calculate the present value of discounted cash flows for each security. The model assumptions relative to expected recoveries of defaulted issuers and deferring issuers were discussed earlier in this Note. Furthermore, we perform back-testing by comparing actual default/deferral rates to previous projections. The results are used to refine future projections on a continuous basis. Lastly, we continually evaluate the securities for the potential of future impairment by reviewing the FDIC failed bank list and deferral announcements made by the underlying issuers of each CDO security in our portfolio.

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

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at March 31, 2012, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due within one year or less	$2,596	$2,619
Due after one year but within five years	44,496	45,175
Due after five years but within ten years	25,476	25,596
Due after ten years	14,877	10,518
Mortgage-backed securities	98,015	100,248

Total investment securities	$185,460	$184,156

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Beginning balance of cumulative credit losses on CDO securities	$(18,375)	$(16,918)
Additional credit losses for which other than temporary impairment was previously recognized	(8)	(211)

Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(17,129)

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Commercial secured by real estate	$385,692	$386,052
Commercial term loans	7,330	6,343
Construction	12,114	12,378
Other commercial	26,684	23,684
Residential mortgage	250,526	252,513
Home equity loans and lines of credit	46,524	47,237
Other consumer loans	1,278	1,023

Loans receivable, gross	730,148	729,230

Less:
Allowance for loan losses	12,361	12,653
Deferred loan fees	231	236

Loans receivable, net	$717,556	$716,341

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$12,653	$12,538
Provisions charged to operations	673	2,400
Charge-offs	(1,003)	(1,943)
Recoveries	38	37

Balance at end of period	$12,361	$13,032

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2012:

	At or for the three months ended March 31, 2012
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(101)	(27)	(602)	(4)	(207)	(53)	(9)	—	(1,003)
Recoveries	26	—	—	4	—	—	8	—	38
Provision for loan losses	(251)	123	367	588	(103)	(7)	6	(50)	673

Balance at end of period	$7,732	$220	$509	$926	$1,599	$289	$21	$1,065	$12,361

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,031	$—	$—	$139	$51	$—	$—	$—	$1,221
Collectively evaluated	6,701	220	509	787	1,548	289	21	1,065	11,140

Total allowance for loan losses	$7,732	$220	$509	$926	$1,599	$289	$21	$1,065	$12,361

Loans
Individually evaluated	$22,361	$—	$3,495	$819	$5,366	$668	$—	$—	$32,709
Collectively evaluated	363,331	7,330	8,619	25,865	245,160	45,856	1,278	—	697,439

Total loans	$385,692	$7,330	$12,114	$26,684	$250,526	$46,524	$1,278	$—	$730,148

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2011:

	At or for the three months ended March 31, 2011
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(1,051)	(86)	(606)	—	(83)	(90)	(27)	—	(1,943)
Recoveries	16	—	5	5	—	—	11	—	37
Provision for loan losses	836	93	729	505	132	114	11	(20)	2,400

Balance at end of period	$9,316	$91	$864	$974	$910	$219	$8	$650	$13,032

Impairment evaluation
Allowance for loan losses
Individually evaluated	$3,293	$—	$719	$550	$17	$52	$—	$—	$4,631
Collectively evaluated	6,023	91	145	424	893	167	8	650	8,401

Total allowance for loan losses	$9,316	$91	$864	$974	$910	$219	$8	$650	$13,032

Loans
Individually evaluated	$41,993	$—	$6,697	$4,310	$6,132	$515	$—	$—	$59,647
Collectively evaluated	377,051	5,161	7,531	28,937	251,418	46,921	1,277	—	718,296

Total loans	$419,044	$5,161	$14,228	$33,247	$257,550	$47,436	$1,277	$—	$777,943

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2011:

	At or for the Year ended December 31, 2011
				(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(10,030)	(86)	(2,517)	(2,151)	(423)	(393)	(62)	—	(15,662)
Write-downs on loans transferred to HFS	(3,160)	—	(770)	(121)	—	—	—	—	(4,051)
Recoveries	96	—	9	59	23	8	26	—	221
Provision for loan losses	11,637	126	3,286	2,087	1,448	539	39	445	19,607

Balance at end of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,042	$—	$597	$3	$52	$—	$—	$—	$1,694
Collectively evaluated	7,016	124	147	335	1,857	349	16	1,115	10,959

Total allowance for loan losses	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Loans
Individually evaluated	$26,599	$—	$4,324	$864	$5,819	$683	$—	$—	$38,289
Collectively evaluated	359,453	6,343	8,054	22,820	246,694	46,554	1,023	—	690,941

Total loans	$386,052	$6,343	$12,378	$23,684	$252,513	$47,237	$1,023	$—	$729,230

(1)	includes commercial lines of credit

Impaired loans at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Non-accrual loans (1)	$24,399	$25,416
Loans delinquent greater than 90 days and still accruing	1,686	2,033
Troubled debt restructured loans	6,624	10,840

Total impaired loans	$32,709	$38,289

(1)	Non-accrual loans in the table above include TDRs totaling $623,000 at March 31, 2012 and $405,000 at December 31, 2011. Total impaired loans do not include loans held for sale. Loans held for sale include $1.6 million of loans that are on non-accrual status.

	For the three months ended March 31,
	2012	2011
	(in thousands)
Average recorded investment of impaired loans	$32,862	$61,242
Interest income recognized during impairment	$110	$251
Cash basis interest income recognized	$29	$149

At March 31, 2012, non-performing loans had a principal balance of $26.1 million compared to $27.4 million at December 31, 2011. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $1.7 million at March 31, 2012 and $2.0 million at December 31, 2011.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status.

	March 31, 2012			December 31, 2011
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate (1)	$258	$5,715	$5,973	$258	$9,559	$9,817
Residential mortgage	365	909	1,274	147	1,281	1,428

Total TDRs	$623	$6,624	$7,247	$405	$10,840	$11,245

The following tables illustrate TDR information for the three months ended March 31, 2012 and the year ended December 31, 2011.

	For the three months ended March 31, 2012			For the year ended December 31, 2011
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)			(dollars in thousands)
Commercial secured by real estate	—	$—	$—	3	$3,725	$2,740
Residential mortgage	—	—	—	2	811	824

Total	—	$—	$—	5	$4,536	$3,564

	For the three months ended March 31, 2012		For the year ended December 31, 2011
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	contracts	Investment	contracts	Investment
	(dollars in thousands)		(dollars in thousands)
Commercial secured by real estate	—	$—	1	$258
Residential mortgage	2	365	—	—

Total	2	$365	1	$258

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at March 31, 2012 and December 31, 2011 was an impairment reserve for TDRs in the amounts of $165,000 and $215,000, respectively.

The following table presents impaired loans at March 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2012 (1)	Investment (2)	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$8,303	$8,651	$1,031	$8,306	$53
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	170	173	139	172	—
Residential mortgage	506	544	51	506	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$8,979	$9,368	$1,221	$8,984	$53

Impaired loans with no related allowance
Commercial secured by real estate	$14,058	$18,093	$—	$13,953	$—
Commercial term loans	—	—	—	—	—
Construction	3,495	4,542	—	3,888	—
Other commercial	649	1,158	—	650	—
Residential mortgage	4,860	5,310	—	4,709	33
Home equity loans and lines of credit	668	872	—	678	24
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$23,730	$29,975	$—	$23,878	$57

Total impaired loans
Commercial secured by real estate	$22,361	$26,744	$1,031	$22,259	$53
Commercial term loans	—	—	—	—	—
Construction	3,495	4,542	—	3,888	—
Other commercial	819	1,331	139	822	—
Residential mortgage	5,366	5,854	51	5,215	33
Home equity loans and lines of credit	668	872	—	678	24
Other consumer loans	—	—	—	—	—

Total impaired loans	$32,709	$39,343	$1,221	$32,862	$110

(1)	excludes HFS non-accruing loans of $1.6 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011 (1)	Investment (2)	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$7,511	$7,858	$1,042	$6,896	$187
Commercial term loans	—	—	—	—	—
Construction	2,392	2,392	597	1,003	—
Other commercial	35	38	3	35	—
Residential mortgage	364	447	52	364	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$10,302	$10,735	$1,694	$8,298	$187

Impaired loans with no related allowance
Commercial secured by real estate	$19,088	$23,926	$—	$16,718	$289
Commercial term loans	—	—	—	—	—
Construction	1,932	2,869	—	2,373	—
Other commercial	829	1,337	—	824	—
Residential mortgage	5,455	5,807	—	4,503	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$27,987	$34,811	$—	$24,956	$462

Total impaired loans
Commercial secured by real estate	$26,599	$31,784	$1,042	$23,614	$476
Commercial term loans	—	—	—	—	—
Construction	4,324	5,261	597	3,376	—
Other commercial	864	1,375	3	859	—
Residential mortgage	5,819	6,254	52	4,867	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Total impaired loans	$38,289	$45,546	$1,694	$33,254	$649

(1)	excludes HFS non-accruing loans of $3.6 million of which $2.0 million are TDRs.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at March 31, 2012:

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
March 31, 2012	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual (1)	Current	Loans
	(in thousands)
Commercial secured by real estate	$2,661	$570	$—	$3,231	$16,646	$365,815	$385,692
Commercial term loans	—	—	—	—	—	7,330	7,330
Construction	—	—	—	—	3,495	8,619	12,114
Other commercial	8	—	—	8	819	25,857	26,684
Residential mortgage	431	1,027	1,519	2,977	2,938	244,611	250,526
Home equity loans and lines of credit	126	34	167	327	501	45,696	46,524
Other consumer loans	—	—	—	—	—	1,278	1,278

Total	$3,226	$1,631	$1,686	$6,543	$24,399	$699,206	$730,148

(1)	excludes $1.6 million of loans held for sale.

The following table presents loans by past due status at December 31, 2011:

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
December 31, 2011	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual (1)	Current	Loans
	(in thousands)
Commercial secured by real estate	$—	$1,363	$—	$1,363	$17,013	$367,676	$386,052
Commercial term loans	—	—	—	—	27	6,316	6,343
Construction	—	—	—	—	4,324	8,054	12,378
Other commercial	—	—	—	—	864	22,820	23,684
Residential mortgage	1,832	673	1,866	4,371	2,672	245,470	252,513
Home equity loans and lines of credit	280	95	167	542	516	46,179	47,237
Other consumer loans	—	—	—	—	—	1,023	1,023

Total	$2,112	$2,131	$2,033	$6,276	$25,416	$697,538	$729,230

(1)	excludes $3.6 million of loans held for sale.

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

Management believes that the Substandard category is best considered in three discrete classes: RR 7.0 “performing substandard loans”; RR 7.5, and RR 7.9.

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

Risk Rating 7.5—These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.9—These loans have undergone a FASB ASC Topic No. 310 Receivables analysis or have a specific reserve. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged-off.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade	Non-
March 31, 2012	1-5	6	7	7.5	7.9	accrual	Total
	(in thousands)
Commercial secured by real estate	$343,704	$12,556	$7,384	$1,606	$3,796	$16,646	$385,692
Commercial term loans	7,329	—	—	1	—	—	7,330
Construction	8,619	—	—	—	—	3,495	12,114
Other commercial	25,761	—	96	8	—	819	26,684

	$385,413	$12,556	$7,480	$1,615	$3,796	$20,960	$431,820

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade	Non-
December 31, 2011	1-5	6	7	7.5	7.9	accrual	Total
	(in thousands)
Commercial secured by real estate	$340,058	$13,871	$7,081	$3,844	$4,185	$17,013	$386,052
Commercial term loans	6,313	—	—	3	—	27	6,343
Construction	8,054	—	—	—	—	4,324	12,378
Other commercial	22,725	—	95	—	—	864	23,684

	$377,150	$13,871	$7,176	$3,847	$4,185	$22,228	$428,457

The following tables present consumer loans by credit quality indicator:

		30-89 Days		Impaired
March 31, 2012	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$243,702	$1,458	$2,938	$2,428	$250,526
Home equity loans and lines of credit	45,696	160	501	167	46,524
Other consumer loans	1,278	—	—	—	1,278

Total consumer loans	$290,676	$1,618	$3,439	$2,595	$298,328

		30-89 Days		Impaired
December 31, 2011	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$244,555	$2,505	$2,672	$2,781	$252,513
Home equity loans and lines of credit	46,179	375	516	167	47,237
Other consumer loans	1,023	—	—	—	1,023

Total consumer loans	$291,757	$2,880	$3,188	$2,948	$300,773

NOTE 5 – FAIR VALUE

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

Fair value measurement of securities available for sale is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets,benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, and corporate bonds

Collateralized debt obligation securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at March 31, 2012			at December 31, 2011
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$41,529	$—	$—	$39,746	$—
Municipal bonds	—	21,629	—	—	21,997	—
Collateralized debt obligations	—	—	3,605	—	—	3,584
Corporate bonds	—	17,145	—	—	22,181	—
Mortgage-backed securities	—	100,248	—	—	103,206	—

Total securities available for sale	$—	$180,551	$3,605	$—	$187,130	$3,584

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and March 31, 2011.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	For the three months ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$3,584	$1,134
Accretion of discount	18	14
Unrealized holding gain (loss)	11	1,212
Other-than-temporary impairment included in earnings	(8)	(211)

Ending balance	$3,605	$2,149

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at March 31, 2012			at December 31, 2011
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$13,347	$9,014	$—	$14,453	$12,146
Commercial term loans	—	—	—	—	—	—
Construction	—	3,495	—	—	1,932	2,392
Other commercial	—	585	234	—	829	35
Residential mortgage	—	3,783	1,583	—	4,173	1,646
Home equity loans	—	668	—	—	683	—

Total impaired loans	$—	$21,878	$10,831	$—	$22,070	$16,219

Other real estate owned:
Commercial	$—	$6,648	$—	$—	$7,082	$—
Residential mortgage	—	1,269	—	—	1,272	—

Total other real estate owned	$—	$7,917	$—	$—	$8,354	$—

Loans held for sale	$—	$3,163	$—	$—	$7,657	$—
Assets held for sale	$—	$477	$—	$—	$477	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$309	$—	$—	$334

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.

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

		At March 31, 2012
		Fair Value Measurements
		Quoted
		Prices
		in Active	Significant	Significant
		Markets for	Other	Other
	At March 31, 2012	Identical	Observable	Unobservable	At December 31, 2011
	Carrying	Assets	Inputs	Inputs	Carrying	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Value
	(in thousands)
Assets
Cash and cash equivalents	$25,121	$15,499	$9,622	$—	$25,475	$25,475
Interest-bearing time deposits	$9,710	$—	$9,765	$—	$9,828	$9,903
Loans held for sale	$3,163	$—	$3,163	$—	$7,657	$7,657
Loans receivable	$717,556	$—	$21,878	$705,076	$716,341	$724,996
FHLB Stock	$7,339	$—	$7,339	$—	$7,533	$7,533
Bank owned life insurance	$29,493	$—	$29,483	$—	$29,249	$29,249
Accrued interest receivable	$3,591	$—	$840	$2,751	$3,601	$3,601

Liabilities
Savings deposits	$90,621	$—	$90,621	$—	$87,988	$87,988
NOW, checking and MMDA deposits	$405,980	$79,909	$326,071	$—	$397,308	$397,308
Certificates of deposit	$268,096	$—	$265,993	$—	$289,105	$292,260
Borrowings	$139,717	$—	$145,868	$—	$144,019	$150,294
Accrued interest payable	$456	$—	$456	$—	$531	$531

The carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, and accrued interest receivable and payable.

Noninterest-bearing cash and cash equivalents and noninterest-bearing deposit liabilities are classified as Level 1, whereas interest-bearing cash and cash equivalents and interest-bearing deposit liabilities are classified as Level 2. Accrued interest receivable and payable are classified as either Level 2 or Level 3 based on the classification level of the asset or liability with which the accrued interest is associated.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 – OTHER REAL ESTATE OWNED

At March 31, 2012, other real estate owned (OREO) totaled $7.9 million and consisted of five residential properties and fourteen commercial properties. At December 31, 2011, OREO totaled $8.4 million and consisted of two residential and fifteen commercial properties.

For the three months ended March 31, 2012, the Company sold three commercial OREO properties and two residential OREO properties with an aggregate carrying value totaling $1.5 million. The Company recorded net gains on the sale of OREO of $37,000 in the first quarter of 2012 compared to net gains of $63,000 recorded in the first quarter of 2011. During the current quarter, the Company added two commercial properties and nine residential properties, including five residential building lots, to OREO with aggregate carrying values of $564,000 and $562,000, respectively.

Net expenses applicable to OREO were $199,000 for the three month period ending March 31, 2012, which included OREO valuation write-downs of $94,000, taxes and insurance totaling $100,000, net gains on the sale of OREO of $37,000 and $42,000 of miscellaneous expenses, net of OREO rental income. For the three months ended March 31, 2011, net expenses applicable to OREO of $34,000 included OREO valuation write-downs totaling $47,000, taxes and insurance totaling $38,000, net gains on the sale of OREO of $63,000 and $12,000 of miscellaneous expenses, net of rental income.

As of the date of this filing, the Company has agreements of sale for four OREO properties with an aggregate carrying value totaling $1.0 million.

NOTE 7 – DEPOSITS

Deposits are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Savings accounts	$90,621	$87,988
NOW accounts and money market funds	326,071	321,536
Non-interest bearing checking	79,909	75,774
Certificates of deposit of less than $100,000	144,286	157,741
Certificates of deposit of $100,000 or more	123,810	131,364

	$764,697	$774,403

NOTE 8 – INCOME TAXES

For the three months ended March 31, 2012, the Company recorded a net tax expense of $784,000 compared to a net tax benefit of $7.4 million for the three months ended March 31, 2011. Included in the three months ended March 31, 2011 tax benefit was a $7.7 million reversal of the deferred tax asset valuation allowance. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, a valuation allowance of approximately $1.6 million had been established against the Company’s deferred tax assets representing no change from December 31, 2011. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

	For the three months ended March 31,
Income taxes	2012	2011
Pre-tax income	$2,322	$824
Income tax expense (benefit)	$784	$(7,420)

For more information about our income taxes, read Note 11, “Income Taxes,” in our 2011 Annual Report to Shareholders.

NOTE 9 – STOCK BENEFIT PLAN

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

During the first quarter of 2012, the Company issued 10,000 incentive stock options to a certain employee at a grant price of $8.43 per share. During 2011, the Company issued 80,000 incentive stock options to certain employees at prices ranging from $7.51 per share to $10.19 per share. During 2010, the Company issued 740,000 incentive stock options to certain employees at prices ranging from $7.27 per share to $8.50 per share. In addition, in 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share.

Stock option activity for the three months ended March 31, 2012 and 2011 was as follows:

	For the three months ended March 31,
	2012			2011
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life	Options	Price	Life
Outstanding at January 1	833,010	$7.54		763,600	$7.30
Granted	10,000	$8.43		—	$—
Forfeited	(8,000)	$7.27		(10,000)	$7.27
Exercised	—	$—		—	$—

Outstanding at March 31	835,010	$7.56	8.2 years	753,600	$7.30	9.2 years

Exercisable at March 31	148,530	$7.28	8.2 years	—	$—	—

Aggregate Intrinsic Value at March 31	$62,884			$—

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

During 2011, 2,200 restricted stock awards vested at a fair value of $7.68 per share. At March 31, 2012, there were 8,800 non-vested restricted stock awards at a fair value of $7.68 per share.

Restricted stock activity for the three months ended March 31, 2012 and 2011 was as follows:

	For the three months ended March 31,
	2012		2011
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	8,800	$7.68	11,000	$7.68
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—

Outstanding at March 31	8,800	$7.68	11,000	$7.68

At March 31, 2012, unrecognized compensation costs on unvested stock options and restricted stock awards was $1.9 million which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three months ended March 31, 2012 and 2011was as follows:

	For the three months ended March 31,
	2012	2011
	(in thousands)
Compensation expense:
Common stock options	$132	$124
Restricted common stock	4	4

Total compensation expense	136	128
Tax benefit	3	3

Net income effect	$133	$125

As of March 31, 2012, 853,600 options were issued, leaving 477,752 options available to be issued. As of March 31, 2012, based on the option agreements, there were 148,530 incentive stock options exercisable.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

As of March 31, 2012, options to purchase 835,010 shares were outstanding and antidilutive, and accordingly, were excluded in determining diluted earnings per common share. In addition, 8,800 shares of restricted stock were dilutive, and accordingly, were included in determining diluted earnings per common share. As of March 31, 2011, options to purchase 753,600 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three months ended March 31, 2012 and March 31, 2011.

	Three months ended March 31,
	2012	2011
	(in thousands, except share data)
Net income	$1,538	$8,244

Weighted average shares outstanding	12,426,966	12,393,888
Basic earnings per share	$0.12	$0.67
Diluted weighted average shares outstanding	12,428,640	12,396,463
Diluted basic earnings per share	$0.12	$0.67

NOTE 11 – SALE OF BANK PREMISES

On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, NJ. The sale was consummated on May 31, 2011. The selling price of the properties was $7.2 million dollars with net cash proceeds of $6.8 million received at time of sale. The Bank entered into six separate lease agreements, each for a discrete portion of the original complex with initial three year terms, all ending in 2014. The net book value of the property at the time of closing was $3.8 million, resulting in a gain of $3.4 million. This gain is being recognized under the full accrual method and as an operating lease in accordance with ASC Section 840-40 Sale Leaseback Transactions which permits $1.8 million of the gain to be recognized at the time of sale and the remaining portion of the gain, $1.6 million, to be recognized evenly over the initial three-year lease period. At March 31, 2012, the balance of the deferred gain to be recognized totaled $1.2 million.

The Bank plans to vacate a portion of their leased premises at which time a corresponding portion of the deferred gain applicable to the vacated space will be recognized. In addition, the Bank will incur a liability for the prepayment related to this transaction.

NOTE 12 – REGULATORY MATTERS

On July 26, 2011, the Bank agreed with its bank regulators to take certain actions within certain timeframes, including maintaining a Tier 1 Leverage Capital ratio equal to or greater than 8%, and a “Well Capitalized” position; and not declaring or paying any dividends prior to receipt of a non-objection response from bank regulators.

As of March 31, 2012 and December 31, 2011, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category as of March 31, 2012.

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

The merger of Cape Bank and Boardwalk Bank on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, with a total of 20 branches providing complimentary branch coverage. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger. Subsequently, the Bank received regulatory approval for the closing of three branches in Cape May County and the closing of two branches in Atlantic County.

At March 31, 2012, the Company had total assets of $1.059 billion compared to $1.071 billion at December 31, 2011. For the three months ended March 31, 2012 and 2011, the Company had total revenues (interest income plus non-interest income) of $12.9 million and $13.4 million, respectively. Net income for the three months ended March 31, 2012 totaled $1.5 million compared to net income of $8.2 million for the three months ended March 31, 2011.

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, our 14 branch offices located in Atlantic and Cape May Counties, New Jersey and two loan production offices located in Burlington County, New Jersey and Cape May County, New Jersey. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At March 31, 2012, 92.9% of our loan portfolio was secured by real estate and 58.9% of our portfolio were commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey. The Company opened a loan production office in Burlington County, New Jersey in February 2011. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness throughout 2010 and 2011 in the local and national economies has significantly increased our level of non-performing loans and assets and loan foreclosure activity. Non-performing loans as a percentage of total loans decreased to 3.57% at March 31, 2012 from 3.77% at December 31, 2011. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 3.25% at March 31, 2012 from 3.38% at December 31, 2011. For the periods ended, and as of, March 31, 2012 and December 31, 2011, HFS are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total loans decreased to 1.69% at March 31, 2012 from 1.74% at December 31, 2011. The three months ended March 31, 2012 included loan charge-offs of $1.0 million compared to charge-offs of $1.9 million for the three months ended March 31, 2011. Of the $1.0 million of loans charged-off during the current three month period, none of these were fully reserved for as of December 31, 2011. Our total loan portfolio increased from $729.0 million at December 31, 2011 to $729.9 million at March 31, 2012. Commercial loans increased $2.8 million, net of $1.1 million of loans transferred to OREO during the quarter and $734,000 of charge-offs, while residential mortgage loans declined $1.4 million and consumer loans declined $462,000. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits decreased $9.7 million from $774.4 million at December 31, 2011 to $764.7 million at March 31, 2012. A $21.0 million decline in certificates of deposit more than offset increases in Now accounts and money market funds of $4.6 million, non-interest bearing checking accounts of $4.1 million and savings accounts of $2.6 million.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At March 31, 2012, our retail market area primarily included the area surrounding our 15 offices located in Cape May and Atlantic Counties, New Jersey and two loan production offices located in Burlington County, New Jersey and Cape May County, New Jersey. Additionally, on-line account opening is available for the following consumer deposit products: checking, savings, money market deposit and certificates of deposit.

During the remainder of 2012, Cape Bank will continue to emphasize the following:

1)	Grow the loan portfolios while adhering to our existing loan underwriting practices, which we believe are appropriate in the current market;

2)	Continue our efforts to improve the Bank’s credit profile by reducing non-performing assets and classified items, focus on enhancing the bank’s outreach to the community by building relationships;

3)	Manage net interest income and operational improvements to reduce the Efficiency Ratio; and

4)	Explore opportunities to restructure the balance sheet to benefit the net interest margin.

Grow	the loan portfolios:

Efforts to increase outstanding loan balances include residential mortgage and commercial lending. The Bank is in the process of restructuring the residential loan department with the intention of increasing production. This increased activity will focus on additional loans for both the portfolio and for sale in the secondary market. In support of these efforts the Bank has hired new leadership within this area, an experienced senior vice-president to manage the department and three new experienced residential loan originators, in addition to the existing three the Bank currently employs.

The commercial loan department has also increased its staff in the Burlington County market with the addition of one well-seasoned commercial lender from that market area. The Bank is focused on identifying growth markets and capitalizing on the opportunities.

Continue our efforts to reduce non-performing assets and focus on building customer relationship:

During the previous year, Cape was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. In addition, Management arranged for the sale of several troubled credits in 2011. These steps helped performance by reducing non-earning assets and reducing costs that relate to problem loans. Management intends to continue these efforts in 2012 with the hope of reducing classified items to levels that would fall more within industry norms.

As troubled credits are reduced, management is redirecting focus to building core franchise value. During the second half of 2011, the retail banking division and the sales teams were restructured. Compensation plans were revamped to incentivize employees to grow relationships and the loan portfolio. With this groundwork completed, one of the goals of 2012 is to capitalize on these efforts. There are signs that the local economy is getting stronger with some modest strengthening of loan demand. While some of this activity is based on borrowers attempting to take advantage of lower interest rates through refinancing, there are also indications of commercial customers taking on new ventures as confidence in the economy builds.

Manage net interest income and operational improvements:

Management anticipates that there will be continued compression of the Net Interest Margin (NIM) during 2012. Costs of funds have benefited from the decline in rates, but at the current levels, there does not appear to be room for substantial further reductions. Conversely, more borrowers recognize the opportunities for reducing rates through refinancing existing debt. As banks struggle to grow assets, the competition for this business is intense keeping loan rates in check. Comments from the Federal Open Market Committee FOMC point to an extended period of low rates on the short end of the yield curve which could remain low through 2014. The result is that there is pressure on NIM which should continue through the year and perhaps longer.

Management is working to offset some of the impact by increasing non-interest income. For community banks, this source of income is normally a smaller component of total income, but management is working to increase this wherever practicable. The bank no longer offers free checking and we have reviewed the entire fee structure to ensure that we are both competitive and maximizing income.

Since the merger in 2008, the Bank has closed five branches. Despite the closings, core deposits have grown and the cost saves have aided performance. Management believes that more effort needs to be placed on expense control. If management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

Net interest income will benefit if we are successful in increasing earning assets through growth in the loan portfolio. Early signs of activity are positive but with a fragile recovery, exogenous factors could undermine our efforts.

Explore opportunities to restructure the balance sheet to improve net interest margin:

Management is determining what opportunities exist within the balance sheet to restructure positions that will support the net interest margin. This may include deleveraging and restructure of fixed term advances. This process could include the sale of assets and the use of fixed and variable advances as well as interest rate swaps. The timing of these types of transactions will be dependent upon market conditions.

2012 Overview

Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 14.0% and 17.2% respectively, as of February 2012. Residential real estate values decreased as of December 31, 2011 versus 2010 in both Atlantic and Cape May Counties by 4.1% and 5.2%, respectively, while the number of residential building permits issued declined from 2008 to 2009, leveled off during 2010 and declined again in 2011. The gaming industry in New Jersey has been adversely affected by the recession and gaming competition from neighboring states. Commercial real estate (industrial, office and retail) values remain depressed on a national level compared to 2007 levels, commercial real estate rents have declined since 2007 and commercial real estate vacancy rates have increased since 2007. However, in late 2011 and early 2012, commercial real estate (industrial, office and retail) is showing improvement in values, rents and occupancy consistent with improvements within the economy and employment levels.

Unemployment increased in both Atlantic and Cape May Counties as of February 2012, from February 2011 by 0.72% and 1.18%, respectively. As of February 2012, unemployment in Atlantic and Cape May Counties was 14.0% and 17.2% respectively. As of August 2011, unemployment in Atlantic and Cape May Counties was 11.6% and 7.8%, respectively, relatively flat from August 2010 of 11.5% and 7.3%, respectively. These rates were favorably influenced by the summer season. Seasonal businesses enjoyed a very good season with the weather providing ideal conditions with the exception of hurricane Irene at the end of the 2011 summer season. Local lodging facilities based on the barrier islands had a good 2011 season with little indication of discounting needed to keep hotels fully occupied. Seasonal merchants have indicated a comparable season in 2011 to 2010, however not as strong a result as the crowds may have implied. Early indications from local lodging owners indicate a stronger pre-booking season in 2012 than experienced in 2011.

During 2012, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing loan underwriting practices, which we believe are appropriate in the current market. The recognition of additional goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with expected decreases in non-performing assets, and a focus on net interest margin and efficiency ratio, additional goodwill impairment is not probable. Our capital remains strong at Cape Bank and there is no expectation of raising additional capital through government programs or by any other means during 2012.

During the past three years the Bank’s yield curve steepened from 2009 to 2010 then flattened slightly in 2011, as rates on the short end of the yield curve remained stable while rates on the long end continued to decline. During 2011, short term rates remained in a tighter range than mid and long term rates particularly regarding long term rates during 2011 when they experienced historic declines. Changes in the Bank’s net interest margin have been consistent with changes in the Bank’s yield curve. From 2009 to 2010 the net interest margin improved 12 basis points and from 2010 to 2011 the net interest margin declined 6 basis points as the yield curve flattened. Although we incurred a loss in 2009 we did record net income of $4.0 million and $8.4 million for the twelve month periods ended December 31, 2010 and 2011, respectively and $1.5 million for the three months ended March 31, 2012. The loss in 2009 was the result of expenses related to OTTI, provision for loan losses and a deferred tax asset valuation allowance. These items and others are discussed in more detail within the Management Discussion and Analysis section of this report.

The Bank’s net interest margin has held within a range of 12 basis points during the past three years and was 3.60% for 2011, was at a high of 3.66% in 2010 and was 3.54% in 2009. The decline of 6 basis points from 2010 to 2011 was the result of the yield on interest earning assets declining 36 basis points while the cost of funds on interest bearing liabilities declined 32 basis points. The decline on the yield of interest earning assets was primarily the result of the yield on the investment and loan portfolios declining by 30 basis points from 2010 to 2011 while the portfolio mix changed as the average balance of investments increased by $9.7 million and the average balance of the loan portfolio decreased $21.4 million. The decline in the cost of funds on interest bearing liabilities was primarily attributable to the decline of the cost of funds of 65 basis points on money market accounts, 28 basis points on certificates of deposit, and 30 basis points on borrowings. For the three months ended March 31, 2012, the net interest margin decreased 4 basis points to 3.74% from 3.78% for the three months ended March 31, 2011. During the period from 2009 to March 31, 2012, the cost of borrowings declined from 3.47% in 2009 to 3.35% for the three month period ended March 31, 2012. In addition, average certificates of deposit costs decreased from 2.66% in 2009 to 1.32% for the three month period ended March 31, 2012.

The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefitted the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2010. However, during 2011, the Bank’s net interest margin did decline 6 basis points, and we expect during 2012 that we will experience continued downward yield pressure on interest earning assets, without significant benefit from the downward repricing of interest-bearing liabilities. With the expected prolonged low interest rate environment, it is anticipated that net interest margin will remain under pressure for an extended period of time. We do anticipate the benefit of converting non-performing assets into earning assets during 2012.

If interest rates continue to remain at current levels over the next twelve months, as we expect, some margin compression will occur as our opportunities to reduce interest expense become fewer and loans and investments continue to reprice lower. Evidence of this scenario exists as the yield on earning assets decreased 25 basis points for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, while the cost of funds decreased 25 basis points for the same period.

The impact of changes in interest rates on the Bank’s net interest income is discussed in more detail in Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

At March 31, 2012, the Company’s total assets were $1.059 billion, a decrease of $12.1 million from the December 31, 2011 level of $1.071 billion.

Cash and cash equivalents decreased $354,000, or 1.39%, to $25.1 million at March 31, 2012 from $25.5 million at December 31, 2011.

Interest-bearing time deposits decreased $118,000, or 1.20%, from $9.8 million at December 31, 2011 to $9.7 million at March 31, 2012. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans increased to $729.9 million at March 31, 2012 from $729.0 million at December 31, 2011, an increase of $923,000 or 0.13%. Net loans increased $1.2 million, net of a decrease in the allowance for loan losses of $292,000. Delinquent loans decreased $102,000 to $30.5 million or 4.19% of total gross loans at March 31, 2012 from $30.6 million, or 4.20% of total gross loans at December 31, 2011. Total delinquent loans by portfolio at March 31, 2012 were $23.7 million of commercial mortgage and commercial business loans, $6.0 million of residential mortgage loans and $829,000 of consumer loans. At March 31, 2012, delinquent loan balances by number of days delinquent were: 31 to 59 days – $3.2 million; 60 to 89 days – $1.6 million; and 90 days and greater – $25.7 million.

At March 31, 2012, the Company had $26.1 million in non-performing loans or 3.57% of total gross loans, a decrease of $1.3 million from $27.4 million, or 3.77% of total gross loans at December 31, 2011. Non-performing loans do not include loans held for sale. Loans held for sale include $1.6 million of loans that are on non-accrual status. At March 31, 2012, non-performing loans by loan portfolio category were as follows: $20.8 million of commercial loans, $4.6 million of residential mortgage loans, and $668,000 of consumer loans. Of these stated delinquencies, the Company had $1.7 million of loans that were 90 days or more delinquent and still accruing (13 residential mortgage loans for $1.5 million and 5 consumer loans for $167,000). These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At March 31, 2012, commercial non-performing loans had collateral type concentrations of $5.3 million (11 loans or 23%) secured by commercial buildings and equipment, $3.2 million (16 loans or 14%) secured by residential related commercial loans, $1.7 million (5 loans or 7%) secured by restaurant properties, $4.3 million (5 loans or 19%) secured by land and building lots, $5.4 million (10 loans or 23%) secured by retail stores, $2.6 million (4 loans or 11%) secured by hotels and B&B’s and $790,000 (1 loan or 3%) secured by marina/recreational properties. The three largest commercial non-performing loans relationships are $4.9 million, $3.7 million, and $1.8 million. Non-performing loans do not include loans held for sale.

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

Total investment securities decreased $6.6 million, or 3.44%, to $184.1 million at March 31, 2012 from $190.7 million at December 31, 2011. At March 31, 2012 and December 31, 2011 all of the Company’s investment securities were classified as available-for-sale (AFS). The decrease in the portfolio is primarily a result of not reinvesting all of the $10.2 million in cash proceeds from the sale of investment securities that took place toward the end of March. The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the three months ended March 31, 2012 and recorded an $8,000 charge to earnings related to the credit loss portion of impairment. This segment of the portfolio has been adversely impacted by the continued downturn in the economy which has caused many bank issuers to fail and therefore default on their obligations while others have elected to defer future payments of interest on such securities.

At March 31, 2012, other real estate owned (OREO) totaled $7.9 million and consisted of five residential properties and fourteen commercial properties. At December 31, 2011, OREO totaled $8.4 million and consisted of two residential and fifteen commercial properties. For the three months ended March 31, 2012, the Company sold three commercial OREO properties and two residential OREO properties with an aggregate carrying value totaling $1.5 million. The Company recorded net gains on the sale of OREO of $37,000 in the first quarter of 2012. Also, during the current quarter, the Company added two commercial properties and nine residential properties, including five residential building lots, to OREO with aggregate carrying values of $564,000 and $562,000, respectively. As of the date of this filing, the Company has agreements of sale for four OREO properties with an aggregate carrying value totaling $1.0 million.

At March 31, 2012, Cape Bancorp’s total deposits decreased $9.7 million, or 1.25% to $764.7 million from $774.4 million at December 31, 2011. At March 31, 2012, non-interest bearing deposits increased $4.1 million, or 5.46%, to $79.9 million at from $75.8 million at December 31, 2011. NOW and money market accounts increased $4.6 million, or 1.41%, to $326.1 million at March 31, 202 from $321.5 million at December 31, 2011. Certificates of deposit decreased $21.0 million, or 7.27%, to $268.1 million at March 31, 2012 from $289.1 million at December 31, 2011.

Borrowings decreased $4.3 million, or 2.99%, to $139.7 million at March 31, 2012 from $144.0 million at December 31, 2011. Funding sources originating primarily from an increase in deposits and a decline in loan balances were used to pay down borrowings. At March 31, 2012, the Company’s borrowings to assets ratio decreased to 13.2% from 13.4% at December 31, 2011. Borrowings to total liabilities decreased to 15.3% at March 31, 2012 from 15.6% at December 31, 2011.

At March 31, 2012, the Company’s total equity increased to $147.6 million from $145.7 million at December 31, 2011, an increase of $1.9 million, or 1.32%. The increase in equity is primarily attributable to the net income of $1.5 million and a decrease in accumulated other comprehensive loss, net of tax of $159,000. At March 31, 2012, stockholders’ equity totaled $147.6 million or 13.94% of period-end assets, and tangible equity totaled $124.8 million or 12.04% of period-end tangible assets.

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

	For the three months ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$19,513	$39	0.80%	$18,335	$32	0.71%
Investments	196,630	1,333	2.71%	171,019	1,245	2.91%
Loans	731,418	9,917	5.45%	785,621	10,835	5.59%

Total interest-earning assets	947,561	11,289	4.79%	974,975	12,112	5.04%
Noninterest-earning assets	125,927			99,722
Allowance for loan losses	(12,925)			(12,897)

Total assets	$1,060,563			$1,061,800

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$161,748	152	0.38%	$135,347	112	0.34%
Savings accounts	88,462	45	0.20%	83,396	54	0.26%
Money market accounts	164,429	186	0.45%	154,168	327	0.86%
Certificates of deposit	275,217	905	1.32%	312,081	1,179	1.53%
Borrowings	141,720	1,181	3.35%	170,074	1,354	3.23%

Total interest-bearing liabilities	831,576	2,469	1.19%	855,066	3,026	1.44%
Noninterest-bearing deposits	75,936			67,825
Other liabilities	5,873			5,483

Total liabilities	913,385			928,374
Stockholders’ equity	147,178			133,426

Total liabilities & stockholders’ equity	$1,060,563			$1,061,800

Net interest income		$8,820			$9,086

Net interest spread			3.60%			3.60%
Net interest margin			3.74%			3.78%
Net interest income and margin (tax equivalent basis) (1)		$8,921	3.79%		$9,202	3.83%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.95%			114.02%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $101,000, and $116,000 for the three month period ended March 31, 2012 and 2011, respectively. The average yield on investments increased to 2.92% from 2.71% for the three month period ended March 31, 2012 and increased to 3.23% from 2.91% for the three month period ended March 31, 2011.

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

	For the three months ended March 31, 2012
	compared to March 31, 2011
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$2	$5	$7
Investments	165	(77)	88
Loans	(674)	(244)	(918)

Total interest income	(507)	(316)	(823)

Interest-Bearing Liabilities
Interest-bearing demand accounts	25	15	40
Savings accounts	3	(12)	(9)
Money market accounts	21	(162)	(141)
Certificates of deposit	(127)	(147)	(274)
Borrowings	(226)	53	(173)

Total interest expense	(304)	(253)	(557)

Total net interest income	$(203)	$(63)	$(266)

Comparison of Operating Results for the Three and Months Ended March 31, 2012 and 2011

General. Net income for the three months ended March 31, 2012 was $1.5 million, or $.12 per common and fully diluted share, compared to net income of $8.2 million, or $.67 per common and fully diluted share for the three months ended March 31, 2011. The first quarter of 2011 included the reversal of $7.7 million, or $.62 per share, of the deferred tax asset valuation allowance. The loan loss provision for the first quarter of 2012 totaled $673,000 compared to $2.4 million for the first quarter ended March 31, 2011. The first quarter of 2012 included an other-than-temporary-impairment (OTTI) charge of $8,000, compared to an OTTI charge of $211,000 for the first quarter ended March 31, 2011. OREO rental income totaled $83,000 for the first quarter 2012 compared to $8,000 for the same period a year ago. OREO expenses were $319,000 in the first quarter ended March 31, 2012 compared to $105,000 for the first quarter 2011. Loan related expenses totaled $677,000 for the quarter ended March 31, 2012 compared to $286,000 for the same period in 2011. Net interest income decreased $266,000 to $8.8 million in the first quarter 2012 from $9.1 million in the first quarter 2011. The net interest margin decreased 4 basis points from 3.78% for the quarter ended March 31, 2011 to 3.74% for the quarter ended March 31, 2012.

Interest Income. Interest income decreased $823,000 or 6.79%, to $11.3 million for the three months ended March 31, 2012, from $12.1 million for the three months ended March 31, 2011. The decrease consists primarily of a $918,000 decrease related to interest income on loans. This decrease was partially offset by an increase in interest income on investment securities and interest-earning deposits of $95,000. Average loan balances for the three month period ended March 31, 2012 declined $54.2 million, or 6.90%, to $731.4 million from $785.6 million for the three month period ended March 31, 2011. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield of the loan portfolio decreased 14 basis points to 5.45% for the three months ended March 31, 2012 from 5.59% for the three months ended March 31, 2011, reflecting a lower interest rate environment. The average balance of the investment portfolio increased $25.6 million, or 14.98%, to $196.6 million for the three month period ended March 31, 2012 from $171.0 million for the three month period ended March 31, 2011. The increase in the average balance of investments is primarily a result of reinvesting cash flow from the loan portfolio, which has experienced marginal new loan volume. The average yield on the investment portfolio decreased 20 basis points to 2.71% for the three months ended March 31, 2012 from 2.91% for the three months ended March 31, 2011. The decline in the investment portfolio yield is largely due to proceeds from higher yielding securities being reinvested in securities that have lower coupon rates. The Company prefers to maintain an effective duration for the portfolio of approximately 3 years. This strategy, while helpful from a liquidity standpoint, adversely impacts the yield as the Company foregoes purchasing securities with a longer term to maturity and higher coupon rates.

Interest Expense. Interest expense decreased $557,000 or 18.41%, to $2.5 million for the three months ended March 31, 2012, from $3.0 million for the three months ended March 31, 2011, resulting primarily from a shift in funding from higher costing sources such as certificates of deposit and borrowings to lower costing core deposits like interest-bearing demand accounts, savings accounts and money market accounts as well as lower market interest rates. The average rate paid on certificates of deposit decreased 21 basis points to 1.32% for the three months ended March 31, 2012 from 1.53% for the three months ended March 31, 2011 while the average balance of certificates of deposit decreased $36.9 million, or 11.81%, to $275.2 million from $312.1 million for the same period resulting in a combined interest expense savings of $274,000. The average balance of borrowings declined $28.4 million, or 16.67%, to $141.7 million for the three months ended March 31, 2012 from $170.1 million for the three months ended March 31, 2011 resulting in an interest expense savings of $226,000. The average rate paid on money market accounts decreased 41 basis points to 0.45% for the three months ended March 31, 2012 from 0.86% for the three months ended March 31, 2011 for an interest expense savings of $162,000.

Net Interest Income. Net interest income decreased $266,000, or 2.93%, to $8.8 million for the three months ended March 31, 2012, from $9.1 million for the three months ended March 31, 2011. The net interest margin declined 4 basis points to 3.74% for the three months ended March 31, 2012 from 3.78% for the three months ended March 31, 2011. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 113.95% during the three months ended March 31, 2012, from 114.02% for the three months ended March 31, 2011.

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

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well secured and in the process of collection. Loans are also placed on non-accrual status when they are less than 90 days delinquent and if collection of principal or interest in full is in doubt. This determination is normally the result of the review of the borrower’s financial statements or other information that is obtained by the Bank.

All loans that are on non-accrual status are reviewed by management monthly to determine if a specific reserve or charge-off is appropriate. At this point in the delinquency collection efforts, the primary consideration is collateral value. When the Bank has a current appraisal, generally less than twelve months old, and management agrees that the property has not deteriorated in value since the appraisal, then management will analyze the loan in accordance with FASB ASC Topic No. 310 Receivables. When a current appraisal is not available, the Bank will request one. Upon receipt of the appraisal, we will review the loan in accordance with FASB ASC Topic No. 310 Receivables. Prior to receipt of an appraisal, management will consider, based on its knowledge of the market and other available information pertinent to the particular loan being reviewed, allocating a specific reserve for that loan. Loans are charged-off partially or in full based upon the results of a completed FASB ASC Topic No. 310 Receivables analysis. We also perform a FASB ASC Topic No. 310 Receivables analysis on loans that are not collateralized by real estate.

The amount of the allowance is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.

We recorded a provision for loan losses of $673,000 for the three months ended March 31, 2012 compared to $2.4 million for the three months ended March 31, 2011. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 47.39% at March 31, 2012, from 46.10% at December 31, 2011. Included in the three months ended March 31, 2012 were total charge-offs of $1.0 million, of which $474,000 were partial charge-offs. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.04%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 1.05%. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended March 31, 2012 were $38,000 compared to $37,000 for the three months ended March 31, 2011.

The allowance for loan losses decreased $292,000, or 2.31%, to $12.4 million at March 31, 2012, from $12.7 million at December 31, 2011. The ratio of our allowance for loan losses to total loans decreased to 1.69% at March 31, 2012 from 1.74% of total loans at December 31, 2011. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at March 31, 2012 was an impairment reserve for TDRs in the amount of $165,000 compared to $139,000 at December 31, 2011.

Non-Interest Income. Non-interest income totaled $1.6 million for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011. The three months ended March 31, 2012 included an OTTI charge to non-interest income of $8,000 compared to a charge of $211,000 for the three months ended March 31, 2011. Net gains on the sale of investment securities totaled $188,000 for the three months ended March 31, 2012 compared to net gains of $148,000 for the three months ended March 31, 2011. OREO rental income totaled $83,000 for the first quarter of 2012 compared to $8,000 for the first quarter of 2011 and service fee income increased to $887,000 for the three months ended March 31, 2012 from $828,000 for the three months ended March 31, 2011.

Non-Interest Expense. Non-interest expense increased $312,000, or 4.4%, to $7.4 million for the three months ended March 31, 2012 from $7.1 million for the three months ended March 31, 2011. Increases in loan related expenses (real estate taxes, insurance, legal and other) of $391,000, OREO expenses of $214,000 related to higher levels of OREO ($7.9 million at March 31, 2012 versus $4.0 million at March 31, 2011) more than offset reductions in salaries and employee benefits of $204,000 (primarily lower healthcare costs), and lower occupancy and equipment expenses of $173,000 primarily resulting from the sale of bank premises in April 2011.

Income Tax Expense (Benefit). For the three months ended March 31, 2012, the Company recorded a net tax expense of $784,000 compared to a net tax benefit of $7.4 million for the three months ended March 31, 2011. Included in the three months ended March 31, 2011 tax benefit was a $7.7 million reversal of the deferred tax asset valuation allowance.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $16.0 million through March 31, 2012 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of March 31, 2012, the Company’s entire investment portfolio, with a fair market value of $184.2 million, was classified as available-for-sale. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $9.7 million, or 1.3%, during the first three months of 2012, and comprised 83.9% of total liabilities at March 31, 2012, as compared to 83.7% at December 31, 2011.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2012, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of March 31, 2012 and December 31, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of March 31, 2012.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2012
Risk based capital ratios:
Tier I risk based capital	$96,579	12.86%	$30,040	4.00%	$45,060	6.00%
Total risk based capital	$106,005	14.11%	$60,102	8.00%	$75,128	10.00%
Tier I leverage ratio	$96,579	9.48%	$40,751	4.00%	$50,938	5.00%

December 31, 2011
Risk based capital ratios:
Tier I risk based capital	$94,686	12.57%	$30,131	4.00%	$45,197	6.00%
Total risk based capital	$104,144	13.82%	$60,287	8.00%	$75,358	10.00%
Tier I leverage ratio	$94,686	9.15%	$41,393	4.00%	$51,742	5.00%

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

Through March 31, 2012 all 16 of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment in this or prior periods. Of those securities, 11 have been completely written off and the 5 remaining bank-issued CDOs have a total book value of $601,000 and a fair value of $399,000 at March 31, 2012. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At September 30, 2011, the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $3.2 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

Approximately $353,000 of the collateralized mortgage obligations are non-agency and consist of 1 security. This security had an unrealized loss of $1,000 at March 31, 2012. Since this security has been performing according to its contractual terms, and has maintained a strong credit rating, the Company does not have immediate concerns about potential impairment. Should deteriorating financial conditions cause delinquencies in the underlying mortgage loan collateral to deteriorate such that we no longer receive monthly payments on the security, the likelihood of OTTI will increase.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, a valuation allowance of approximately $1.6 million had been established against the Company’s deferred tax assets representing no change from December 31, 2011. Management considered several factors, discussed in Footnote 8 to the Financial Statements, in determining the amount of the deferred tax asset that was more likely than not realizable.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.

Effect of Newly Issued Accounting Standards. In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has complied with guidance for the period ended March 31, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and IFRSs. The amendments were issued to achieve convergence between U.S.GAAP and IFRS. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 was effective for the Company on January 1, 2012 and was to be applied prospectively. Adoption of this updated did not have a material impact on the Company’s financial position or results of operations but did result in additional disclosures within the fair value footnote.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the guidance for the period ended March 31, 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210): The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Sections 815-10-45. These amendments are effective for annual periods beginning on or after January 3, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has complied with the guidance for the period ended March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board, which meets quarterly, as well as an Asset/Liability Committee. The Asset/Liability Committee meets monthly and is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Marketing Officer, Senior Vice President of Residential Lending, Senior Vice President of Retail Banking and the Vice President/Treasurer. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The table below sets forth, as of March 31, 2012, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in	Estimated	Increase (Decrease) in
Interest Rates	Net Interest	Estimated Net Interest Income
(basis points)(1)	Income	Amount	Percent
	(dollars in thousands)
+200	$32,660	$(1,280)	-3.77%
+100	$33,505	$(435)	-1.28%
0	$33,940	$—	—
-100	$34,126	$186	0.55%
-200	$33,572	$(368)	-1.08%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2012, in the event of a 100 basis point increase in interest rates, we would experience a $435,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $186,000 increase in net interest income.

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

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

The Company does not believe its risks have materially changed form those risks included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Robert J. Boyer (3)

10.3	Employment Agreement for Michael D. Devlin (4)

10.4	Change in Control Agreement for Guy Hackney (4)

10.5	Change in Control Agreement for James McGowan, Jr. (4)

10.6	Change in Control Agreement for Michele Pollack (4)

10.7	Change in Control Agreement for Donald Dodson (4)

10.8	Change in Control Agreement for Charles L. Pinto (5)

10.9	Form of Director Retirement Plan (1)

10.10	2008 Equity Incentive Plan (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2012 formatted in XBRL: (1) Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (2) Consolidated Statements of Income for the Three Months Ended March 31, 2012 and March 31, 2011 (unaudited); (3) Consolidated Statements of Changes in Comprehensive Income for the Three Months Ended March 31, 2012 and March 31, 2011 (unaudited); (4) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012 (unaudited) and Year Ended December 31, 2011; (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011(unaudited); and (6) Notes to Consolidated Financial Statements (unaudited) (7)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2010, indicating that such agreement would not be renewed.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commision on October 6, 2010.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(7)	Pursuant to Rule 406T of Regulation S-T, the XBRL-Related information in Exhibit 101 is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: May 1, 2012	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: May 1, 2012	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer