Form 10-Q
period 2012-06-30
Cape Bancorp, Inc.
filed 2012-08-02
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012 there were 13,313,011 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash & due from financial institutions	$19,881	$21,762
Interest-bearing bank balances	8,705	3,713

Cash and cash equivalents	28,586	25,475
Interest-bearing time deposits	9,292	9,828
Investment securities available for sale, at fair value (amortized cost of $163,607 and $192,284 respectively)	161,459	190,714
Loans held for sale	4,961	7,657
Loans, net of allowance of $12,669 and $12,653 respectively	721,491	716,341
Accrued interest receivable	3,319	3,601
Premises and equipment, net	20,582	20,188
Other real estate owned (OREO)	6,788	8,354
Federal Home Loan Bank (FHLB) stock, at cost	5,775	7,533
Prepaid FDIC insurance premium	1,289	1,987
Deferred income taxes	20,650	20,495
Bank owned life insurance (BOLI)	29,737	29,249
Goodwill	22,575	22,575
Intangible assets, net	286	334
Assets held for sale	477	477
Other assets	11,043	6,320

Total assets	$1,048,310	$1,071,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$89,599	$75,774
Interest-bearing deposits	700,319	698,629
Federal funds purchased and repurchase agreements	37,497	37,519
Federal Home Loan Bank borrowings	66,519	106,500
Advances from borrowers for taxes and insurance	683	582
Accrued interest payable	399	531
Other liabilities	5,044	5,874

Total liabilities	900,060	925,409

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,323,421 shares at June 30, 2012 and 13,324,521 shares at December 31, 2011; outstanding 13,313,011 shares at June 30, 2012 and 13,314,111 shares at December 31, 2011	133	133
Additional paid-in capital	127,466	127,364
Treasury stock at cost: 10,410 shares at June 30, 2012 and December 31, 2011	(81)	(81)
Unearned ESOP shares	(8,741)	(8,954)
Accumulated other comprehensive loss, net	(1,289)	(942)
Retained earnings	30,762	28,199

Total stockholders’ equity	148,250	145,719

Total liabilities & stockholders’ equity	$1,048,310	$1,071,128

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,751	$10,379	$19,668	$21,214
Interest and dividends on investments
Taxable	416	537	985	1,173
Tax-exempt	180	240	380	473
Interest on mortgage-backed securities	588	335	1,191	743

Total interest income	10,935	11,491	22,224	23,603

Interest expense:
Interest on deposits	1,169	1,671	2,457	3,343
Interest on borrowings	1,052	1,250	2,233	2,604

Total interest expense	2,221	2,921	4,690	5,947

Net interest income before provision for loan losses	8,714	8,570	17,534	17,656
Provision for loan losses	1,168	3,911	1,841	6,311

Net interest income after provision for loan losses	7,546	4,659	15,693	11,345

Non-interest income:
Service fees	968	955	1,855	1,783
Net gains on sale of loans	90	37	173	79
Net income from BOLI	244	249	488	496
Net rental income	—	49	—	110
Gain (loss) on sale of investment securities held for sale, net	774	—	962	148
Net gain (loss) on sale of OREO	(338)	(63)	(301)	—
Gain on sale of bank premises	425	1,830	425	1,830
Other	467	94	641	172
Gross other-than-temporary impairment losses	—	317	(192)	622
Less: Portion of loss recognized in other comprehensive income	—	(317)	184	(833)

Net other-than-temporary impairment losses	—	—	(8)	(211)

Total non-interest income (expense)	2,630	3,151	4,235	4,407

Non-interest expense:
Salaries and employee benefits	3,410	3,562	6,927	7,283
Occupancy expenses, net	478	464	870	959
Equipment expenses	299	310	582	663
Federal insurance premiums	389	305	731	618
Data processing	362	349	704	672
Loan related expenses	506	431	1,183	717
Advertising	207	120	371	219
Telecommunications	295	249	576	489
Professional services	218	178	378	378
OREO expenses	567	157	886	262
Other operating	1,943	914	2,896	1,897

Total non-interest expense	8,674	7,039	16,104	14,157

Income (loss) before income taxes	1,502	771	3,824	1,595
Income tax expense (benefit)	477	154	1,261	(7,266)

Net income	$1,025	$617	$2,563	$8,861

Earnings per share (see Note 10):
Basic	$.08	$0.05	$0.21	$0.72
Diluted	$.08	$0.04	$0.21	$0.71
Weighted average number of shares outstanding:
Basic	12,426,617	12,394,089	12,421,292	12,388,490
Diluted	12,428,458	12,409,282	12,423,049	12,397,409

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMPREHENSIVE INCOME

(unaudited)

	For the six months ended June 30,
	2012			2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$3,824	$1,261	$2,563	$1,595	$(7,266)	$8,861
Other comprehensive income:
Unrealized holding gains arising during the period	560	224	336	3,671	1,248	2,423
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	(184)	(74)	(110)	833	283	550
Less reclassification adjustment for gain on sales of securities realized in net income	(962)	(384)	(578)	(148)	(50)	(98)
Less reclassification adjustment for credit related OTTI realized in net income	8	3	5	211	72	139

Total other comprehensive (loss) income	(578)	(231)	(347)	4,567	1,553	3,014

Total comprehensive income	$3,246	$1,030	$2,216	$6,162	$(5,713)	$11,875

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2011 and six months ended June 30, 2012

(unaudited)

	Common Stock	Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(in thousands)

Balance, December 31, 2010	$133	$126,864	$(85)	$(9,380)	$(5,590)	$20,212	$132,154

Net income	—	—	—	—	—	7,987	7,987

Other comprehensive income	—	—	—	—	4,648	—	4,648

Total comprehensive income							12,635

Stock option compensation expense	—	526	—	—	—	—	526

Restricted stock compensation expense	—	17	—	—	—	—	17

Issuance of stock for stock options	—	—	4	—	—	—	4

ESOP shares earned	—	(43)	—	426	—	—	383

Balance, December 31, 2011	133	127,364	(81)	(8,954)	(942)	28,199	145,719

Net income	—	—	—	—	—	2,563	2,563

Other comprehensive income (loss)	—	—	—	—	(347)	—	(347)

Total comprehensive income							2,216

Stock option compensation expense	—	137	—	—	—	—	137

Restricted stock compensation expense	—	5	—	—	—	—	5

ESOP shares earned	—	(40)	—	213	—	—	173

Balance, June 30, 2012	$133	$127,466	$(81)	$(8,741)	$(1,289)	$30,762	$148,250

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$2,563	$8,861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,841	6,311
Net (gain) loss on the sale of loans	(173)	(79)
Gain on the sale of bank premises	(425)	(1,830)
Net (gain) loss on the sale of other real estate owned	301	—
Write-down of other real estate owned	412	77
Prepayment penalty on debt extinguishment	921	—
Loss on impairment of securities	8	211
Net gain on sale of investments	(962)	(148)
Gain on the sale of merchant card business	(325)	—
Earnings on BOLI	(488)	(496)
Originations of loans held for sale	(14,693)	(6,613)
Proceeds from sales of loans	17,389	6,290
Depreciation and amortization	560	825
ESOP and stock-based compensation expense	315	466
Deferred income taxes	76	(8,687)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	282	276
Other assets	1,747	2,149
Accrued interest payable	(132)	(152)
Other liabilities	(163)	(1,051)

Net cash provided by operating activities	9,054	6,410

Cash flows from investing activities
Proceeds from sales of AFS securities	50,765	10,166
Proceeds from calls, maturities, and principal repayments of AFS securities	28,382	36,633
Purchases of AFS securities	(55,441)	(56,523)
Redemption of Federal Home Loan Bank stock	1,758	1,638
Proceeds from the sale of merchant card business	350	—
Proceeds from sale of other real estate owned	4,256	1,280
(Increase) decrease in interest-bearing time deposits	536	(739)
(Increase) decrease in loans, net	(10,331)	7,752
Proceeds from sales of premises and equipment	—	7,078
Purchases of premises and equipment	(913)	(121)

Net cash provided by investing activities	19,362	7,164

Cash flows from financing activities
Net increase (decrease) in deposits	15,515	29,465
Increase in advances from borrowers for taxes and insurance	101	107
Increase in long-term borrowings	—	10,000
Repayments of long-term borrowings	(40,921)	(25,000)
Net change in short-term borrowings	—	(20,600)

Net cash used in financing activities	(25,305)	(6,028)

Net increase (decrease) in cash and cash equivalents	3,111	7,546
Cash and cash equivalents at beginning of year	25,475	14,997

Cash and cash equivalents at end of year	$28,586	$22,543

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$4,822	$6,099
Income taxes, net of refunds	$(432)	$1,231
Deferred gain on the sale of bank premises	$—	$1,600
Supplementary disclosure of non-cash investing activities:
AFS investment security sales that settle after quarter end	$5,905	$—
Transfers from loans to other real estate owned	$3,402	$2,827

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

The Bank competes with other banking and financial institutions in its primary market areas. Commercial banks, savings banks, savings and loan associations, and credit unions compete for deposits and all types of loans. Such institutions, as well as consumer financial and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended June 30, 2012 and 2011, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

Use of Estimates: To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, deferred taxes, evaluation of investment securities for other-than-temporary impairment and fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $852,000 as of June 30, 2012, and $760,000 as of December 31, 2011 are included in these balances.

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

When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (“OTTI”) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is classified as OTTI. The related OTTI loss on the debt security will be recognized in earnings to the extent of the credit losses, with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI losses, management considers: the length of time and extent that fair value of the security has been less than the cost of the security, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities, when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale (“HFS”): HFS consists of residential mortgage loans originated and intended for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to HFS, all of which are carried at the lower of aggregate cost or fair market value. The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair values of loans transferred from the loan portfolio to HFS are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Write-downs on loans transferred to HFS are charged to the allowance for loan losses. Subsequent declines in fair value, if any, are charged to operating income and the HFS balance is reduced. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loans sold.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40 “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or maybe imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At June 30, 2012, TDRs totaled $7.1 million, of which $6.2 million were accruing TDRs and $836,000 were non-accruing. This compares to $11.2 million of TDRs at December 31, 2011, of which $10.8 million were accruing TDRs and $405,000 were non-accruing.

Other Real Estate Owned (“OREO”): Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 7 years.

Federal Home Loan Bank of New York (“FHLB”) Stock: The Bank is a member of the FHLB of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as income.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2012 will be performed in the fourth quarter.

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

Bank Owned Life Insurance (“BOLI”): The Bank has an investment of bank owned life insurance. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB Accounting Standards Codification (ASC) Topic 325 “Investments in Insurance Contracts”, the amount recorded is the cash surrender value, which is the amount realizable.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. As of June 30, 2012, 153,294 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740-10 – Income Taxes – Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of Interpretation 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

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

Effect of Newly Issued Accounting Standards: In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company adopted the guidance on January 1, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and IFRSs. The amendments were issued to achieve convergence between US GAAP and IFRS. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 was effective for the Company on January 1, 2012 and was to be applied prospectively. Adoption of this update did not have a material impact on the Company’s financial position or results of operations but did result in additional disclosures within the fair value footnote.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Section 815-10-45. These amendments are effective for annual periods beginning on or after January 3, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company adopted the guidance on January 1, 2012.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale at June 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$23,989	$88	$(1)	$24,076
Municipal bonds	19,497	703	(32)	20,168
Collateralized debt obligations	8,285	5	(4,702)	3,588
Corporate bonds	22,019	238	(38)	22,219

Total debt securities	$73,790	$1,034	$(4,773)	$70,051

Mortgage-backed securities
GNMA pass-through certificates	$4,633	$279	$—	$4,912
FHLMC pass-through certificates	6,099	98	(14)	6,183
FNMA pass-through certificates	20,650	445	(28)	21,067
Collateralized mortgage obligations	58,435	817	(6)	59,246

Total mortgage-backed securities	$89,817	$1,639	$(48)	$91,408

Total securities available for sale	$163,607	$2,673	$(4,821)	$161,459

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$39,370	$377	$(1)	$39,746
Municipal bonds	21,405	818	(226)	21,997
Collateralized debt obligations	8,311	—	(4,727)	3,584
Corporate bonds	22,128	227	(174)	22,181

Total debt securities	$91,214	$1,422	$(5,128)	$87,508

Mortgage-backed securities
GNMA pass-through certificates	$4,699	$265	$—	$4,964
FHLMC pass-through certificates	4,696	116	(6)	4,806
FNMA pass-through certificates	11,781	481	—	12,262
Collateralized mortgage obligations	79,894	1,306	(26)	81,174

Total mortgage-backed securities	$101,070	$2,168	$(32)	$103,206

Total securities available for sale	$192,284	$3,590	$(5,160)	$190,714

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$1,998	$(1)	$—	$—	$1,998	$(1)
Municipal bonds	2,400	(18)	1,227	(14)	3,627	(32)
Corporate bonds	2,058	(8)	1,983	(30)	4,041	(38)
Collateralized debt obligations	54	—	3,494	(4,702)	3,548	(4,702)
Mortgage-backed securities	18,696	(48)	22	—	18,718	(48)

Total temporarily impaired investment securities	$25,206	$(75)	$6,726	$(4,746)	$31,932	$(4,821)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$2,007	$(1)	$—	$—	$2,007	$(1)
Municipal bonds	—	—	3,609	(226)	3,609	(226)
Corporate bonds	8,979	(174)	—	—	8,979	(174)
Collateralized debt obligations	—	—	3,495	(4,727)	3,495	(4,727)
Mortgage-backed securities	4,580	(32)	8	—	4,588	(32)

Total temporarily impaired investment securities	$15,566	$(207)	$7,112	$(4,953)	$22,678	$(5,160)

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

At June 30, 2012, the Company’s investment securities portfolio consisted of 297 securities, 42 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 97.5% of the total gross unrealized losses at June 30, 2012. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

As of June 30, 2012, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $8.3 million with an estimated fair value of $3.6 million and is comprised of 23 securities. Of those, 15 have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of June 30, 2012, 15 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 3.73% to 14.50% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of June 30, 2012:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Number of Securities	Class	Amortized Cost	Fair Value	Unrealized Loss	Realized Loss	Moody’s/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$470	$285	$(185)	$(643)	Ca/C	14	46.40%	0.00%
PreTSL XIX	1	Mezzanine	54	54	—	(1,759)	C/C	48	27.60%	0.00%
I-PreTSL I	2	Mezzanine	1,841	590	(1,251)	—	NR/CCC	14	17.20%	3.73%
I-PreTSL II	2	Mezzanine	2,729	1,209	(1,520)	—	NR/B	25	5.10%	14.50%
I-PreTSL III	3	Mezzanine	2,715	1,207	(1,508)	—	Ba3/CCC	22	12.30%	8.63%
I-PreTSL IV	1	Mezzanine	441	203	(238)	—	Ba2/CCC	26	13.30%	6.62%
MM Comm I	1	Mezzanine	35	40	5	(1,465)	NR/C	7	60.70%	0.00%

Total	12		$8,285	$3,588	$(4,697)	$(3,867)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities. The table above excludes 12 bank-issued CDO securities, 11 of which have been completely written-off and therefore have no book value, and 1 security (PreTSL 6) that was fully redeemed in auction in 2012. The realized loss associated with these securities is $14.5 million.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2011:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Number of Securities	Class	Amortized Cost	Fair Value	Unrealized Loss	Realized Loss	Moody’s/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$466	$285	$(181)	$(635)	Ca/C	16	48.30%	0.00%
PreTSL VI	1	Mezzanine	42	18	(24)	(16)	Ca/D	3	73.60%	0.00%
PreTSL XIX	1	Mezzanine	54	54	—	(1,759)	C/C	50	22.60%	0.00%
I-PreTSL I	2	Mezzanine	1,838	587	(1,251)	—	NR/CCC	15	16.80%	2.63%
I-PreTSL II	2	Mezzanine	2,724	1,203	(1,521)	—	NR/B	26	5.10%	13.16%
I-PreTSL III	3	Mezzanine	2,711	1,201	(1,510)	—	B2/CCC	22	12.30%	7.56%
I-PreTSL IV	1	Mezzanine	441	201	(240)	—	Ba2/CCC	27	8.40%	10.46%
MM Comm I	1	Mezzanine	35	35	—	(1,465)	NR/C	7	61.80%	0.00%

Total	13		$8,311	$3,584	$(4,727)	$(3,875)

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the six months ended June 30, 2012 of $8,000.

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325, “Investments – Other,” and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320. The Company uses a third party model (“model”), which is validated on an annual basis, to assist in calculating the present value of current estimated cash flows. This value is compared to the amortized cost to determine the credit loss portion of OTTI. The present value of the expected cash flows is calculated based on the contractual terms of the security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition.

The model also takes into account individual defaults and deferrals that have already occurred by any participating issuer within the pool of entities that make up the security’s underlying collateral. With regard to expected defaults and deferrals, the Company performs an ongoing analysis of these securities utilizing both readily available market data and analytical models obtained from the third party. On a quarterly basis we evaluate the underlying collateral of each pooled trust preferred security in our portfolio to determine the appropriate default/deferral assumptions to use in our calculation of discounted cash flows. This process entails obtaining each security’s issuer list which include the most recent financial and credit quality metrics. We then identify issuers that have metrics that are similar to those that have defaulted or are deferring payments. As part of our evaluation we consider such measures as liquidity, capital adequacy, profitability, and credit quality and analyze ratios such as return on average assets (“ROAA”), net interest margin, Tier 1 risk based capital, tangible equity to tangible assets, Texas ratio, reserves to loans and non-performing loans to loans. Our evaluation also takes into consideration current economic indicators as well as recent default/deferral trends of underlying issuers. Management then develops a projected default/deferral rate for each security based on this analysis. This rate is then applied to the cash flow model developed by the third party to calculate the present value of discounted cash flows for each security. The model assumptions relative to expected recoveries of defaulted issuers and deferring issuers were discussed earlier in this Note. Furthermore, we perform back-testing by comparing actual default/deferral rates to previous projections. The results are used to refine future projections on a continuous basis. Lastly, we continually evaluate the securities for the potential of future impairment by reviewing the FDIC failed bank list and deferral announcements made by the underlying issuers of each CDO security in our portfolio.

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

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at June 30, 2012, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due within one year or less	$3,893	$3,919
Due after one year but within five years	27,500	27,895
Due after five years but within ten years	27,555	27,750
Due after ten years	14,842	10,487
Mortgage-backed securities	89,817	91,408

Total investment securities	$163,607	$161,459

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,
	2012	2011
Beginning balance of cumulative credit losses on CDO securities	$(18,383)	$(17,129)
Additional credit losses for which other than temporary impairment was previously recognized	—	—

Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(17,129)

	For the six months ended June 30,
	2012	2011
Beginning balance of cumulative credit losses on CDO securities	$(18,375)	$(16,918)
Additional credit losses for which other than temporary impairment was previously recognized	(8)	(211)

Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(17,129)

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Commercial secured by real estate	$384,298	$386,052
Commercial term loans	13,243	6,343
Construction	10,540	12,378
Other commercial	32,786	23,684
Residential mortgage	246,711	252,513
Home equity loans and lines of credit	45,504	47,237
Other consumer loans	1,302	1,023

Loans receivable, gross	734,384	729,230
Less:
Allowance for loan losses	12,669	12,653
Deferred loan fees	224	236

Loans receivable, net	$721,491	$716,341

Activity in the allowance for loan losses is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance at beginning of period	$12,361	$13,032	$12,653	$12,538
Provisions charged to operations	1,168	3,911	1,841	6,311
Charge-offs	(962)	(3,631)	(1,965)	(5,574)
Recoveries	102	20	140	57

Balance at end of period	$12,669	$13,332	$12,669	$13,332

The following table summarizes activity related to the allowance for loan losses by category for the three months ended June 30, 2012:

	At or for the three months ended June 30, 2012
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$7,732	$220	$509	$926	$1,599	$289	$21	$1,065	$12,361
Charge-offs	(761)	—	—	(64)	(32)	(92)	(13)	—	(962)
Recoveries	95	—	—	—	—	—	7	—	102
Provision for loan losses	663	222	89	342	17	95	5	(265)	1,168

Balance at end of period	$7,729	$442	$598	$1,204	$1,584	$292	$20	$800	$12,669

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,516	$—	$—	$132	$38	$6	$—	$—	$1,692
Collectively evaluated	6,213	442	598	1,072	1,546	286	20	800	10,977

Total allowance for loan losses	$7,729	$442	$598	$1,204	$1,584	$292	$20	$800	$12,669

Loans
Individually evaluated	$22,945	$—	$1,131	$750	$5,853	$771	$—	$—	$31,450
Collectively evaluated	361,353	13,243	9,409	32,036	240,858	44,733	1,302	—	702,934

Total loans	$384,298	$13,243	$10,540	$32,786	$246,711	$45,504	$1,302	$—	$734,384

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the six months ended June 30, 2012:

	At or for the six months ended June 30, 2012
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(863)	(27)	(602)	(68)	(238)	(145)	(22)	—	(1,965)
Recoveries	121	—	—	4	—	—	15	—	140
Provision for loan losses	413	345	456	930	(87)	88	11	(315)	1,841

Balance at end of period	$7,729	$442	$598	$1,204	$1,584	$292	$20	$800	$12,669

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,516	$—	$—	$132	$38	$6	$—	$—	$1,692
Collectively evaluated	6,213	442	598	1,072	1,546	286	20	800	10,977

Total allowance for loan losses	$7,729	$442	$598	$1,204	$1,584	$292	$20	$800	$12,669

Loans
Individually evaluated	$22,945	$—	$1,131	$750	$5,853	$771	$—	$—	$31,450
Collectively evaluated	361,353	13,243	9,409	32,036	240,858	44,733	1,302	—	702,934

Total loans	$384,298	$13,243	$10,540	$32,786	$246,711	$45,504	$1,302	$—	$734,384

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2011:

	At or for the Year ended December 31, 2011
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(10,030)	(86)	(2,517)	(2,151)	(423)	(393)	(62)	—	(15,662)
Write-downs on loans transferred to HFS	(3,160)	—	(770)	(121)	—	—	—	—	(4,051)
Recoveries	96	—	9	59	23	8	26	—	221
Provision for loan losses	11,637	126	3,286	2,087	1,448	539	39	445	19,607

Balance at end of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,042	$—	$597	$3	$52	$—	$—	$—	$1,694
Collectively evaluated	7,016	124	147	335	1,857	349	16	1,115	10,959

Total allowance for loan losses	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Loans
Individually evaluated	$26,599	$—	$4,324	$864	$5,819	$683	$—	$—	$38,289
Collectively evaluated	359,453	6,343	8,054	22,820	246,694	46,554	1,023	—	690,941

Total loans	$386,052	$6,343	$12,378	$23,684	$252,513	$47,237	$1,023	$—	$729,230

(1)	includes commercial lines of credit

Impaired loans at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Non-accrual loans (1)	$22,234	$25,416
Loans delinquent greater than 90 days and still accruing	1,706	2,033
Troubled debt restructured loans	6,232	10,840
Loans less that 90 days and still accruing	1,278	—

Total impaired loans	$31,450	$38,289

(1)	Non-accrual loans in the table above include TDRs totaling $836,000 at June 30, 2012 and $405,000 at December 31, 2011. Total impaired loans do not include loans held for sale. Loans held for sale include $1.6 million of loans that are on non-accrual status.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$30,055	$61,258	$29,303	$62,787
Interest income recognized during impairment	$166	$230	$260	$428
Cash basis interest income recognized	$118	$8	$147	$157

At June 30, 2012, non-performing loans had a principal balance of $23.9 million compared to $27.4 million at December 31, 2011. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $1.7 million at June 30, 2012 and $2.0 million at December 31, 2011.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status.

	June 30, 2012			December 31, 2011
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$471	$5,331	$5,802	$258	$9,559	$9,817
Residential mortgage	365	901	1,266	147	1,281	1,428

Total TDRs	$836	$6,232	$7,068	$405	$10,840	$11,245

The following tables illustrate new TDRs and TDR default information for the six months ended June 30, 2012 and the year ended December 31, 2011.

	For the six months ended June 30, 2012			For the year ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)			(dollars in thousands)
Commercial secured by real estate	—	$—	$—	3	$3,725	$2,740
Residential mortgage	—	—	—	2	811	824

Total	—	$—	$—	5	$4,536	$3,564

	For the six months ended June 30, 2012		For the year ended December 31, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(dollars in thousands)		(dollars in thousands)
Commercial secured by real estate	1	$219	1	$258
Residential mortgage	2	365	—	—

Total	3	$584	1	$258

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at June 30, 2012 and December 31, 2011 was an impairment reserve for TDRs in the amounts of $172,000 and $215,000, respectively.

The following table presents impaired loans at June 30, 2012:

June 30, 2012 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$13,592	$14,946	$1,516	$12,237	$167
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	164	169	132	169	—
Residential mortgage	377	377	38	277	—
Home equity loans and lines of credit	59	59	6	51	1
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$14,192	$15,551	$1,692	$12,734	$168

Impaired loans with no related allowance
Commercial secured by real estate	$9,353	$11,983	$—	$9,133	$—
Commercial term loans	—	—	—	—	—
Construction	1,131	1,581	—	1,415	—
Other commercial	586	596	—	587	—
Residential mortgage	5,476	5,926	—	4,886	52
Home equity loans and lines of credit	712	772	—	548	40
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$17,258	$20,858	$—	$16,569	$92

Total impaired loans
Commercial secured by real estate	$22,945	$26,929	$1,516	$21,370	$167
Commercial term loans	—	—	—	—	—
Construction	1,131	1,581	—	1,415	—
Other commercial	750	765	132	756	—
Residential mortgage	5,853	6,303	38	5,163	52
Home equity loans and lines of credit	771	831	6	599	41
Other consumer loans	—	—	—	—	—

Total impaired loans	$31,450	$36,409	$1,692	$29,303	$260

(1)	excludes HFS non-accruing loans of $1.6 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2011:

December 31, 2011 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$7,511	$7,858	$1,042	$6,896	$187
Commercial term loans	—	—	—	—	—
Construction	2,392	2,392	597	1,003	—
Other commercial	35	38	3	35	—
Residential mortgage	364	447	52	364	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$10,302	$10,735	$1,694	$8,298	$187

Impaired loans with no related allowance
Commercial secured by real estate	$19,088	$23,926	$—	$16,718	$289
Commercial term loans	—	—	—	—	—
Construction	1,932	2,869	—	2,373	—
Other commercial	829	1,337	—	824	—
Residential mortgage	5,455	5,807	—	4,503	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$27,987	$34,811	$—	$24,956	$462

Total impaired loans
Commercial secured by real estate	$26,599	$31,784	$1,042	$23,614	$476
Commercial term loans	—	—	—	—	—
Construction	4,324	5,261	597	3,376	—
Other commercial	864	1,375	3	859	—
Residential mortgage	5,819	6,254	52	4,867	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Total impaired loans	$38,289	$45,546	$1,694	$33,254	$649

(1)	excludes HFS non-accruing loans of $3.6 million of which $2.0 million are TDRs.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs ..

The following table presents loans by past due status at June 30, 2012:

June 30, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$133	$573	$—	$706	$16,337	$367,255	$384,298
Commercial term loans	—	—	—	—	—	13,243	13,243
Construction	—	—	—	—	1,131	9,409	10,540
Other commercial	—	—	—	—	749	32,037	32,786
Residential mortgage	816	655	1,498	2,969	3,454	240,288	246,711
Home equity loans and lines of credit	231	33	208	472	563	44,469	45,504
Other consumer loans	—	—	—	—	—	1,302	1,302

Total	$1,180	$1,261	$1,706	$4,147	$22,234	$708,003	$734,384

(1)	excludes $1.6 million of loans held for sale.

The following table presents loans by past due status at December 31, 2011:

December 31, 2011	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$—	$1,363	$—	$1,363	$17,013	$367,676	$386,052
Commercial term loans	—	—	—	—	27	6,316	6,343
Construction	—	—	—	—	4,324	8,054	12,378
Other commercial	—	—	—	—	864	22,820	23,684
Residential mortgage	1,832	673	1,866	4,371	2,672	245,470	252,513
Home equity loans and lines of credit	280	95	167	542	516	46,179	47,237
Other consumer loans	—	—	—	—	—	1,023	1,023

Total	$2,112	$2,131	$2,033	$6,276	$25,416	$697,538	$729,230

(1)	excludes $3.6 million of loans held for sale.

Our policies provide for the classification of commercial loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. There is no specific credit metrics used to determine the risk rating.

Risk Rating 1-5 – Acceptable credit quality ranging from High Pass (cash or near cash as collateral) to Management Attention/Pass (acceptable risk) with some deficiency in one or more of the following areas: management experience, debt service coverage levels, balance sheet leverage, earnings trends, the industry of the borrower and annual receipt of current borrower financial information.

Risk Rating 6 – Watch List reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.

Management believes that the Substandard category is best considered in three discrete classes: RR 7.0 “performing substandard loans”; RR 7.5, and RR 7.9.

Risk Rating 7.0 – The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit some signs of weakness manifested in either cash flow or collateral. In some cases, while cash flow is below the policy levels, the customer is in a cash business and has never presented financial reports that reflect sufficient cash flow for a global cash flow coverage ratio of 1.20.

Risk Rating 7.5 – These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.9 – These loans have undergone a FASB ASC Topic No. 310 Receivables analysis or have a specific reserve. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged-off.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
June 30, 2012	Grades 1-5	Grade 6	Grade 7	Grade 7.5	Grade 7.9	Non- accrual	Total
	(in thousands)
Commercial secured by real estate	$345,544	$10,913	$4,806	$1,652	$5,046	$16,337	$384,298
Commercial term loans	13,243	—	—	—	—	—	13,243
Construction	9,409	—	—	—	—	1,131	10,540
Other commercial	31,935	—	96	6	—	749	32,786

	$400,131	$10,913	$4,902	$1,658	$5,046	$18,217	$440,867

	Risk Ratings
December 31, 2011	Grades 1-5	Grade 6	Grade 7	Grade 7.5	Grade 7.9	Non- accrual	Total
	(in thousands)
Commercial secured by real estate	$340,058	$13,871	$7,081	$3,844	$4,185	$17,013	$386,052
Commercial term loans	6,313	—	—	3	—	27	6,343
Construction	8,054	—	—	—	—	4,324	12,378
Other commercial	22,725	—	95	—	—	864	23,684

	$377,150	$13,871	$7,176	$3,847	$4,185	$22,228	$428,457

The following tables present consumer loans by credit quality indicator:

June 30, 2012	Current	30-89 Days Delinquent	Non-accrual	Impaired Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$239,387	$1,471	$3,454	$2,399	$246,711
Home equity loans and lines of credit	44,469	264	563	208	45,504
Other consumer loans	1,302	—	—	—	1,302

Total consumer loans	$285,158	$1,735	$4,017	$2,607	$293,517

December 31, 2011	Current	30-89 Days Delinquent	Non-accrual	Impaired Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$244,555	$2,505	$2,672	$2,781	$252,513
Home equity loans and lines of credit	46,179	375	516	167	47,237
Other consumer loans	1,023	—	—	—	1,023

Total consumer loans	$291,757	$2,880	$3,188	$2,948	$300,773

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012			Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$24,076	$—	$—	$39,746	$—
Municipal bonds	—	20,168	—	—	21,997	—
Collateralized debt obligations	—	—	3,588	—	—	3,584
Corporate bonds	—	22,219	—	—	22,181	—
Mortgage-backed securities	—	91,408	—	—	103,206	—

Total securities available for sale	$—	$157,871	$3,588	$—	$187,130	$3,584

The fair value of the collateralized debt obligation securities in the table above was determined by utilizing Level 3 inputs. The value was derived from a discounted cash flow model using significant unobservable inputs such as, a discount margin to present value the cash flows, and assumptions about the underlying collateral including default rate, and prepayment speeds. The discount margin used for each security ranged from 2.2% to 9.5%, while the range for the default rate was 0.25% to 2.00%. An annual prepayment speed of 1.00% was assumed. Significant increases in any of those rates would result in a significantly lower fair value measurement.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and June 30, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	For the six months ended June 30,
	2012	2011
	(in thousands)
Beginning balance	$3,584	$1,134
Accretion of discount	26	29
PreTSL 6 note redemption	(29)	—
Unrealized holding gain (loss)	15	3,149
Other-than-temporary impairment included in earnings	(8)	(211)

Ending balance	$3,588	$4,101

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012			Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$9,133	$13,812	$—	$14,453	$12,146
Commercial term loans	—	—	—	—	—	—
Construction	—	1,131	—	—	1,932	2,392
Other commercial	—	587	163	—	829	35
Residential mortgage	—	4,210	1,643	—	4,173	1,646
Home equity loans	—	712	59	—	683	—

Total impaired loans	$—	$15,773	$15,677	$—	$22,070	$16,219

Other real estate owned:
Commercial	$—	$3,706	$—	$—	$7,082	$—
Residential mortgage	—	3,082	—	—	1,272	—

Total other real estate owned	$—	$6,788	$—	$—	$8,354	$—

Loans held for sale	$—	$4,961	$—	$—	$7,657	$—
Assets held for sale	$—	$477	$—	$—	$477	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$286	$—	$—	$334

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.

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

As discussed above, the fair value of impaired loans and other real estate owned is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

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

		At June 30, 2012
		Fair Value Measurements
	At June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	At December 31, 2011
	Carrying Amount				Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$28,586	$19,881	$8,705	$—	$25,475	$25,475
Interest-bearing time deposits	$9,292	$—	$9,347	$—	$9,828	$9,903
Loans held for sale	$4,961	$—	$4,961	$—	$7,657	$7,657
Loans receivable	$721,491	$—	$15,773	$713,970	$716,341	$724,996
FHLB Stock	$5,775	$—	$5,775	$—	$7,533	$7,533
Bank owned life insurance	$29,737	$—	$29,737	$—	$29,249	$29,249
Accrued interest receivable	$3,319	$—	$749	$2,570	$3,601	$3,601

Liabilities
Savings deposits	$93,002	$—	$93,002	$—	$87,988	$87,988
NOW, checking and MMDA deposits	$410,804	$89,599	$321,205	$—	$397,308	$397,308
Certificates of deposit	$286,112	$—	$286,112	$—	$289,105	$292,260
Borrowings	$104,016	$—	$104,016	$—	$144,019	$150,294
Accrued interest payable	$399	$—	$399	$—	$531	$531

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

Loans held for sale – The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair value is equal to the carrying value, since the time from when a loan is closed and settled is generally not more than two weeks. The fair values of loans transferred from the loan portfolio are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Loans held for sale are not included in non-performing loans.

Loans – The fair values of all loans are estimated by discounting the estimated future cash flows using the Company’s interest rates currently offered for loans with similar terms to borrowers of similar credit quality which is not an exit price under FASB ASC Topic No. 820, “Fair Value Measurements and Disclosures”. The carrying value and fair value of loans include the allowance for loan losses.

FHLB stock – Ownership in equity securities of FHLB of New York is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

Bank owned life insurance (BOLI) – The fair value of BOLI approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.

Deposits – The fair value of deposits with no stated maturity, such as money market deposit accounts, checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar size, type and maturity.

Borrowings – The fair value of borrowings, which includes Federal Home Loan Bank of New York advances and securities sold under agreement to repurchase, is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for borrowings of similar maturity and terms.

The Company’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 – OTHER REAL ESTATE OWNED

At June 30, 2012, other real estate owned (“OREO”) totaled $6.8 million and consisted of thirty-five residential properties (including twenty-seven building lots) and eleven commercial properties. At December 31, 2011, OREO totaled $8.4 million and consisted of two residential and fifteen commercial properties.

For the three months ended June 30, 2012, the Company sold five commercial OREO properties and one residential OREO property with aggregate carrying values totaling $3.1 million. The Company recorded net losses on the sale of OREO of $338,000 in the second quarter of 2012 compared to net losses of $63,000 recorded in the second quarter of 2011. For the six months ended June 30, 2012, the Company sold three residential properties and eight commercial properties with aggregate carrying values totaling $4.6 million. For the six months ended June 30, 2012, net losses totaled $301,000 as compared to no net gains or losses for the six months ended June 30, 2011. During the current quarter, the Company added two commercial properties and twenty-seven residential properties (including twenty-two building lots) to OREO with aggregate carrying values of $341,000 and $1.9 million, respectively.

Net expenses applicable to OREO were $819,000 for the three month period ending June 30, 2012, which included OREO valuation write-downs of $318,000, taxes and insurance totaling $130,000, net losses on the sale of OREO of $338,000 and $33,000 of miscellaneous expenses, net of OREO rental income. For the three months ended June 30, 2011, net expenses applicable to OREO of $197,000 included a provision for losses on OREO of $30,000, taxes and insurance totaling $50,000, net losses on the sale of OREO of $63,000 and $54,000 of miscellaneous expenses, net of rental income. For the six months ended June 30, 2012, net expenses applicable to OREO of $1.0 million included OREO valuation write-downs of $412,000, taxes and insurance totaling $230,000, net losses on the sale of OREO of $301,000 and $76,000 of miscellaneous expenses, net of rental income. For the six months ended June 30, 2011, net expenses applicable to OREO totaled $231,000 which included taxes and insurance totaling $88,000, a provision for losses of $77,000 and $66,000 of miscellaneous expenses, net of rental income.

As of the date of this filing, the Company has agreements of sale for three OREO properties with an aggregate carrying value totaling $419,000.

NOTE 7– DEPOSITS

Deposits are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Savings accounts	$93,002	$87,988
NOW accounts and money market funds	321,205	321,536
Non-interest bearing checking	89,599	75,774
Certificates of deposit of less than $100,000	140,477	157,741
Certificates of deposit of $100,000 or more	145,635	131,364

	$789,918	$774,403

NOTE 8 – BORROWINGS

At June 30, 2012 the Bank’s FHLB borrowings totaled $66.5 million compared to $106.5 million at December 31, 2011. The decline of $40.0 million is a result of extinguishing $20.0 million of fixed rate term borrowings prior to their scheduled maturity in June 2012, and the remainder due to replacing maturing advances with lower costing deposit funding. In connection with the early repayment of these borrowings, the Bank incurred a charge of $921,000 to extinguish the debt which was recorded as other expense in the consolidated statements of income.

NOTE 9 – INCOME TAXES

For the three months ended June 30, 2012, the Company recorded a net tax expense of $477,000 compared to a net tax expense of $154,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company recorded a net tax expense of $1.3 million compared to a net tax benefit of $7.3 million for the six months ended June 30, 2011. Included in the six months ended June 30, 2011 tax benefit was a $7.7 million reversal of the deferred tax asset valuation allowance. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012, a valuation allowance of approximately $1.6 million had been established against the Company’s deferred tax assets representing no change from December 31, 2011. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

	For the three months ended June 30,		For the six months ended June 30,
Income taxes	2012	2011	2012	2011
Pre-tax income	$1,502	$771	$3,824	$1,595
Income tax expense (benefit)	$477	$154	$1,261	$(7,266)

For more information about our income taxes, read Note 11, “Income Taxes,” in our 2011 Annual Report to Shareholders.

NOTE 10 – STOCK BENEFIT PLAN

The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs), and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Generally, stock options are granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. Under the plan, 1,331,352 stock options are available to be issued. Forfeited options are returned to the plan and are available for issuance.

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

During the first six months of 2012, the Company issued 10,000 incentive stock options to a certain employee at a grant price of $8.43 per share. During 2011, the Company issued 80,000 incentive stock options to certain employees at prices ranging from $7.51 per share to $10.19 per share. During 2010, the Company issued 740,000 incentive stock options to certain employees at prices ranging from $7.27 per share to $8.50 per share. In addition, in 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share.

Stock option activity for the six months ended June 30, 2012 and 2011 was as follows:

	For the six months ended June 30,
	2012			2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1	833,010	$7.54		763,600	$7.30
Granted	10,000	$8.43		10,000	$10.11
Forfeited	(108,360)	$7.28		(10,000)	$7.27
Exercised	—	$—		—	$—

Outstanding at June 30	734,650	$7.59	8.0 years	763,600	$—	9.0 years

Exercisable at June 30	251,258	$7.28	8.0 years	144,000	$7.27	9.0 years

Aggregate Intrinsic Value at June 30	$259,032			$393,120

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

Restricted stock activity for the six months ended June 30, 2012 and 2011 was as follows:

	For the six months ended June 30,
	2012		2011
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	8,800	$7.68	11,000	$7.68
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	(1,100)	$—	—	$—

Outstanding at June 30	7,700	$7.68	11,000	$7.68

At June 30, 2012, unrecognized compensation costs on unvested stock options and restricted stock awards was $1.6 million which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three and six months ended June 30, 2012 and 2011 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$5	$123	$137	$247
Restricted common stock	1	4	5	8

Total compensation expense	6	127	142	255
Tax benefit	—	2	3	5

Net income effect	$6	$125	$139	$250

As of June 30, 2012, 853,600 options were issued and 596,112 options were available for issuance. As of June 30, 2012, based on the option agreements, there were 251,258 incentive stock options exercisable.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

As of June 30, 2012, options to purchase 734,650 shares were outstanding and antidilutive, and accordingly, were excluded in determining diluted earnings per common share. In addition, 7,700 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of June 30, 2011, options to purchase 763,600 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 11,000 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three and six months ended June 30, 2012 and June 30, 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except share data)		(in thousands, except share data)
Net income	$1,025	$617	$2,563	$8,861

Weighted average shares outstanding	12,426,617	12,394,089	12,421,292	12,388,490
Basic earnings per share	$0.08	$0.05	$0.21	$0.72
Diluted weighted average shares outstanding	12,428,458	12,409,282	12,423,049	12,397,409
Diluted basic earnings per share	$0.08	$0.04	$0.21	$0.71

NOTE 12 – SALE OF BANK ASSETS

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

During the second quarter of 2012, the Bank vacated portions of their leased premises. In accordance with ASC Section 840-40 Sale Leaseback Transactions, the Bank recognized an additional portion of the deferred gain in the amount of $425,000. As a result of vacating, the Bank recorded an early termination fee of $63,000 as rent expense. At June 30, 2012, the balance of the deferred gain to be recognized totaled $647,000.

In addition, in the second quarter of 2012, the Company sold its merchant card business for $350,000, recording a gain on the sale of $325,000. The remaining gain of $25,000 will be amortized over the next seven years.

NOTE 13 – REGULATORY MATTERS

On July 26, 2011, the Bank agreed with its bank regulators to take certain actions within certain timeframes, including maintaining a Tier 1 Leverage Capital ratio equal to or greater than 8%, and a “Well Capitalized” position; and not declaring or paying any dividends prior to receipt of a non-objection response from bank regulators.

As of June 30, 2012 and December 31, 2011, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category as of June 30, 2012. The Bank’s risk based capital ratios at June 30, 2012 were as follows: Tier I risk based capital 13.13%; Total risk based capital 14.39%; Tier I leverage ratio 9.71%.

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

At June 30, 2012, the Company had total assets of $1.048 billion compared to $1.071 billion at December 31, 2011. For the three months ended June 30, 2012 and 2011, the Company had total revenues (interest income plus non-interest income) of $13.6 million and $14.6 million, respectively. Net income for the three months ended June 30, 2012 totaled $1.0 million compared to net income of $617,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, the Company had total revenues of $26.5 million and $28.0 million, respectively. Net income for the six months ended June 30, 2102 totaled $2.6 million compared to $8.9 million for the six months ended June 30, 2011. The 2011 six month period included a $7.7 million tax benefit related to the reversal of the deferred tax valuation allowance.

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, our 14 branch offices located in Atlantic and Cape May Counties, New Jersey and two loan production offices located in Atlantic and Cape May Counties, New Jersey. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At June 30, 2012, 91.9% of our loan portfolio was secured by real estate and 59.8% of our portfolio were commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey. The Company opened a loan production office in Burlington County, New Jersey in February 2011. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness through 2012 in the local and national economies has significantly affected our level of non-performing assets and loan foreclosure activity. Non-performing loans as a percentage of total loans decreased to 3.26% at June 30, 2012 from 3.77% at December 31, 2011. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 2.97% at June 30, 2012 from 3.38% at December 31, 2011. For the periods ended, and as of, June 30, 2012 and December 31, 2011, HFS are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total loans decreased to 1.73% at June 30, 2012 from 1.74% at December 31, 2011. The three months ended June 30, 2012 included loan charge-offs of $962,000 compared to charge-offs of $3.6 million for the three months ended June 30, 2011. Of the $962,000 of loans charged-off during the current three month period, none of these were fully reserved for as of December 31, 2011. Our total loan portfolio increased from $729.0 million at December 31, 2011 to $734.2 million at June 30, 2012. Commercial loans increased $11.6 million, net of $2.8 million of loans transferred to OREO during the first six months and $1.6 million of charge-offs, while residential mortgage loans declined $5.0 million and consumer loans declined $1.5 million. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $15.5 million from $774.4 million at December 31, 2011 to $789.9 million at June 30, 2012. Increases in non-interest bearing checking accounts of $13.3 million and savings accounts of $5.0 million more than offset declines of $3.0 million in certificates of deposit and $331,000 in NOW accounts and money market funds.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At June 30, 2012, our retail market area primarily included the area surrounding our 15 offices located in Cape May and Atlantic Counties, New Jersey and two loan production offices located in Burlington and Cape May Counties, New Jersey. Additionally, on-line account opening is available for the following consumer deposit products: checking, savings, money market deposit and certificates of deposit and we offer an on-line mortgage application service.

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

Grow the loan portfolios:

Efforts to increase outstanding loan balances include residential mortgage and commercial lending. The Bank has restructured the residential loan department with the intention of increasing production. This increased activity will focus on additional loans for both the portfolio and for sale in the secondary market. In support of these efforts, the Bank has hired new leadership within this area, an experienced senior vice-president to manage the department and three new experienced residential loan originators in addition to the existing three the Bank currently employs.

The commercial loan department has also increased its staff in the Burlington County market with the addition of one well-seasoned commercial lender from that market area. The Bank is focused on identifying growth markets and capitalizing on the opportunities.

Continue our efforts to reduce non-performing assets and focus on building customer relationship:

During the previous year and during the first half of 2012, Cape was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. In addition, management arranged for the sale of several troubled credits in 2011. These steps helped performance by reducing non-earning assets and reducing costs that relate to problem loans. Management has continued these efforts in 2012 and has moved closer to reducing classified items to levels that fall more within industry norms.

As troubled credits are reduced, management is redirecting focus to building core franchise value. During the second half of 2011, the retail banking division and the sales teams were restructured. Compensation plans were revamped to incentivize employees to grow relationships and the loan portfolio. With this ground work completed, one of the goals of 2012 is to capitalize on these efforts. There are signs that the local economy is marginally improving with some modest strengthening of loan demand. While some of this activity is based on borrowers attempting to take advantage of lower interest rates through refinancing, there are also indications of commercial customers taking on new ventures as confidence in the economy builds.

Manage net interest income and operational improvements:

Management anticipates that there will be continued pressure on the Net Interest Margin (“NIM”) during 2012. Costs of funds have benefited from the decline in rates, but at the current levels, there does not appear to be room for substantial further reductions. Conversely, more borrowers recognize the opportunities for reducing rates through refinancing existing debt. As banks struggle to grow assets, the competition for this business is intense keeping loan rates in check. Comments from the Federal Open Market Committee (“FOMC”) point to an extended period of low rates on the short end of the yield curve which could remain low through 2014. The result is that there is pressure on NIM which should continue through the year and perhaps longer.

Management is working to offset some of the impact by increasing non-interest income. For community banks, this source of income is normally a smaller component of total income, but management is working to increase this wherever practicable. The bank no longer offers free checking and we have reviewed the entire fee structure to ensure that we are both competitive and maximizing income.

Since the merger in 2008, the Bank has closed three branches. Despite the closings, core deposits have grown and the cost saves have aided performance. Management believes that more effort needs to be placed on expense control. If Management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

Net interest income will benefit if we are successful in increasing earning assets through growth in the loan portfolio. Early signs of activity are positive but with a fragile recovery, exogenous factors could undermine our efforts.

Explore opportunities to restructure the balance sheet to improve net interest margin:

During the latter half of the second quarter 2012, management initiated steps to restructure the balance sheet by extinguishing $20 million of fixed rate term borrowings with an average interest rate of 3.44%, incurring a prepayment penalty of $921,000. The Company also sold $37.9 million in investment securities, which were yielding 1.41%. This restructuring will be accretive to net interest income through the first quarter of 2014. Net interest income is projected to increase by $508,000 and net interest margin will benefit by 14 basis points annually. Management is determining what additional opportunities exist within the balance sheet to restructure positions that will support the net interest margin. This may include additional deleveraging and, or, the restructure of fixed term advances. This process could include the sale of assets and the use of fixed and variable advances as well as interest rate swaps. The timing of these types of transactions will be dependent upon market conditions.

2012 Overview

Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 12.4% and 11.9% respectively, as of May 2012. Median sale prices and the number of single-family homes sold during the first quarter of 2012 increased compared to the same period in 2011 in both Atlantic and Cape May Counties. The median sale prices increased by 8.2% and 0.7%, in Atlantic and Cape May Counties respectively while the number of homes sold increased 8.9% and 36.3% in Atlantic and Cape May Counties respectively. The number of residential building permits issued declined from 2008 to 2009, leveled off during 2010 and declined again in 2011 and for the first four months of 2012. The gaming industry in New Jersey has been adversely affected by the recession and gaming competition from neighboring states. Commercial real estate (industrial, office and retail) values remain depressed on a national level compared to 2007 levels. Commercial real estate rents have declined since 2007 and commercial real estate vacancy rates have increased since 2007. In late 2011 and early 2012, commercial real estate (industrial, office and retail) showed improvement in values, rents and occupancy consistent with improvements within the economy and employment levels, however these improvements have leveled off during the 2nd quarter of 2012 as job creation with the United States has slowed and general economic conditions both domestically and internationally during the second quarter of 2012 have not been as favorable as the 1st quarter of 2012.

Unemployment decreased in Atlantic County as of May 2012 from May 2011 by 3.9%, while Cape May County saw the unemployment rate increase by 2.6% as of May 2012 from May 2011. As of May 2012, unemployment in Atlantic and Cape May Counties was 12.4% and 11.9%, respectively. As of August 2011, unemployment in Atlantic and Cape May Counties was 11.6% and 7.8%, respectively, relatively flat from August 2010 of 11.5% and 7.3%, respectively. Traditionally, unemployment rates are favorably influenced by the summer season. Local lodging facilities based on the barrier islands had a good 2011 season with little indication of discounting needed to keep hotels fully occupied. Early indications from local lodging owners indicate a stronger pre-booking season in 2012 than experienced in 2011, and the local market has benefitted from a mild 2012 winter and spring.

For the remainder of 2012, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing loan underwriting practices, which we believe are appropriate in the current market. The recognition of additional goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with continued decreases in non-performing assets, and a focus on net interest margin and efficiency ratio, additional goodwill impairment is not probable. Our capital remains strong at Cape Bank and there is no expectation of raising additional capital through government programs or by any other means during 2012.

The Bank’s yield curve steepened from 2009 to 2010 then flattened slightly in 2011, as rates on the short end of the yield curve declined less than the rates on the longer end. During 2011, short term rates remained in a tighter range than mid and long term rates, particularly regarding long term rates during 2011 when they experienced historic declines. The Bank’s net interest margin has moved directionally, consistent with the bank’s yield curve during the past three years, from 2009 to 2010 the net interest margin improved 12 basis points and from 2010 to 2011 the net interest margin declined 6 basis points as the yield curve flattened. However, during the first six months of 2012 the Bank’s yield curve has steepened as costs of interest bearing liabilities have declined more than the yield has declined on interest earning assets. The Banks net interest margin for the six months ended June 30, 2012 was 3.73% compared to 3.67% for the six months ended June 30, 2011.

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

For the six months ended June 30, 2012, the net interest margin increased 6 basis points to 3.73% from 3.67% for the six months ended June 30, 2011. The increase of 6 basis points for the six month period ended June 30, 2012 compared to the same period ended June 30, 2011, was the result of the yield on interest-earning assets declining 17 basis points while the cost of funds on interest-bearing liabilities declined 27 basis points. The decline on the yield of interest-earning assets was primarily the result of the yield on the investment and loan portfolios declining by 12 basis points and 8 basis points, respectively, during the measured period, while the portfolio mix changed as the average balance of investments increased by $21.2 million and the average balance of the loan portfolio decreased $48.0 million. The decline in the cost of funds on interest-bearing liabilities was primarily attributable to the decline of the cost of funds of 41 basis points on money market accounts, 24 basis points on certificates of deposit, and 12 basis points on borrowings.

The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefitted the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2010. However, during 2011, the Bank’s net interest margin did decline 6 basis points, and we expect during the remainder of 2012 that we will experience continued downward yield pressure on interest earning assets, without significant benefit from the downward repricing of interest-bearing liabilities. With the expected prolonged low interest rate environment, it is anticipated that net interest margin will remain under pressure for an extended period of time. We do anticipate the continued benefit of converting non-performing assets into earning assets during the remainder of 2012 and into 2013.

If interest rates continue to remain at current levels over the next twelve months, as we expect, some margin compression will occur as our opportunities to reduce interest expense become fewer and loans and investments continue to reprice lower. Evidence of this scenario exists as the yield on earning assets decreased 17 basis points for the six month period ended June 30, 2012 compared to the three month period ended March 31, 2011, while the cost of funds decreased 27 basis points for the same period.

The impact of changes in interest rates on the Bank’s net interest income is discussed in more detail in Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

At June 30, 2012, the Company’s total assets were $1.048 billion, a decrease of $22.8 million from the December 31, 2011 level of $1.071 billion.

Cash and cash equivalents increased $3.1 million, or 12.21%, to $28.6 million at June 30, 2012 from $25.5 million at December 31, 2011.

Interest-bearing time deposits decreased $536,000, or 5.45%, from $9.8 million at December 31, 2011 to $9.3 million at June 30, 2012. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans increased to $734.2 million at June 30, 2012 from $729.0 million at December 31, 2011, an increase of $5.2 million or 0.71%. Net loans increased $5.2 million, net of an increase in the allowance for loan losses of $16,000. Delinquent loans (excluding two loans totaling $159,000 that were 60 to 89 days delinquent and on non-accrual) decreased $4.8 million to $25.8 million, or 3.51% of total gross loans, at June 30, 2012 from $30.6 million, or 4.20% of total gross loans at December 31, 2011. Total delinquent loans by portfolio at June 30, 2012 were $18.2 million of commercial mortgage and commercial business loans, $6.6 million of residential mortgage loans and $1.0 million of consumer loans. At June 30, 2012, delinquent loan balances by number of days delinquent were: 31 to 59 days – $1.2 million; 60 to 89 days – $1.2 million; and 90 days and greater – $23.4 million.

At June 30, 2012, the Company had $23.9 million in non-performing loans, or 3.26% of total gross loans, a decrease of $3.5 million from $27.4 million, or 3.77% of total gross loans at December 31, 2011. Non-performing loans do not include loans held for sale. Loans held for sale include $1.6 million of loans that are on non-accrual status. At June 30, 2012, non-performing loans by loan portfolio category were as follows: $18.2 million of commercial loans, $4.9 million of residential mortgage loans, and $771,000 of consumer loans. Of these stated delinquencies, the Company had $1.7 million of loans that were 90 days or more delinquent and still accruing (11 residential mortgage loans for $1.5 million and 5 consumer loans for $208,000). These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At June 30, 2012, commercial non-performing loans had collateral type concentrations of $4.6 million (14 loans or 23%) secured by commercial buildings and equipment, $3.0 million (15 loans or 16%) secured by residential related commercial loans,

$1.5 million (4 loans or 8%) secured by restaurant properties, $1.8 million (5 loans or 9%) secured by land and building lots, $6.1 million (11 loans or 31%) secured by retail stores, $1.8 million (4 loans or 9%) secured by hotels and B&B’s and $790,000 (1 loan or 4%) secured by marina/recreational properties. The three largest commercial non-performing loans relationships are $4.3 million, $3.9 million, and $857,000.

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

Total investment securities decreased $29.2 million, or 15.34%, to $161.5 million at June 30, 2012 from $190.7 million at December 31, 2011. At June 30, 2012 and December 31, 2011 all of the Company’s investment securities were classified as available-for-sale (AFS). The decrease in the portfolio is primarily a result of investment security sales. A portion of these proceeds were used by the Company to restructure the balance sheet as $20.0 million in FHLB fixed rate term borrowings were extinguished. The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the six months ended June 30, 2012 and recorded an $8,000 charge to earnings related to the credit loss portion of impairment.

At June 30, 2012, other real estate owned (“OREO”) totaled $6.8 million and consisted of thirty-five residential properties (including twenty-seven building lots) and eleven commercial properties. At December 31, 2011, OREO totaled $8.4 million and consisted of two residential and fifteen commercial properties. For the three months ended June 30, 2012, the Company sold five commercial OREO properties and one residential OREO property with aggregate carrying values totaling $2.8 million. The Company recorded net losses on the sale of OREO of $338,000 in the second quarter of 2012. Also, during the current quarter, the Company added two commercial properties and twenty-seven residential properties (building lots) to OREO with aggregate carrying values of $341,000 and $1.9 million, respectively. As of the date of this filing, the Company has agreements of sale for three OREO properties with an aggregate carrying value totaling $419,000.

At June 30, 2012, Cape Bancorp’s total deposits increased $15.5 million, or 2.00% to $789.9 million from $774.4 million at December 31, 2011. At June 30, 2012, non-interest bearing deposits increased $13.8 million, or 18.25%, to $89.6 million from $75.8 million at December 31, 2011. NOW and money market accounts decreased $331,000 or 0.10%, to $321.2 million at June 30, 2012 from $321.5 million at December 31, 2011. Certificates of deposit decreased $3.0 million, or 1.04%, to $286.1 million at June 30, 2012 from $289.1 million at December 31, 2011.

Borrowings decreased $40.0 million, or 27.78%, to $104.0 million at June 30, 2012 from $144.0 million at December 31, 2011. The Company extinguished $20.0 million in FHLB of NY fixed rate term borrowings which had a weighted average rate of 3.44% and maturity dates ranging from August 2013 through February 2014. The prepayment of these borrowings will be accretive to net interest income through the first quarter of 2014. At June 30, 2012, the Company’s borrowings to assets ratio decreased to 9.9% from 13.4% at December 31, 2011. Borrowings to total liabilities decreased to 11.6% at June 30, 2012 from 15.6% at December 31, 2011.

At June 30, 2012, the Company’s total equity increased to $148.3 million from $145.7 million at December 31, 2011, an increase of $2.6 million, or 1.74%. The increase in equity is primarily attributable to the net income of $2.6 million partially offset by an increase in accumulated other comprehensive loss, net of tax of $347,000. At June 30, 2012, stockholders’ equity totaled $148.3 million or 14.14% of period-end assets, and tangible equity totaled $125.4 million or 12.23% of period-end tangible assets.

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

	For the three months ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$16,598	$30	0.73%	$18,576	$31	0.67%
Investments	189,611	1,154	2.43%	172,901	1,081	2.47%
Loans	734,586	9,751	5.34%	776,460	10,379	5.36%

Total interest-earning assets	940,795	10,935	4.67%	967,937	11,491	4.76%
Noninterest-earning assets	126,259			108,841
Allowance for loan losses	(12,322)			(12,642)

Total assets	$1,054,732			$1,064,136

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$157,204	150	0.38%	$131,660	107	0.33%
Savings accounts	91,414	44	0.19%	84,113	54	0.26%
Money market accounts	165,663	183	0.44%	159,561	343	0.86%
Certificates of deposit	270,663	792	1.18%	322,109	1,167	1.45%
Borrowings	135,139	1,052	3.13%	142,868	1,250	3.51%

Total interest-bearing liabilities	820,083	2,221	1.09%	840,311	2,921	1.39%
Noninterest-bearing deposits	79,740			75,426
Other liabilities	6,513			5,700

Total liabilities	906,336			921,437
Stockholders’ equity	148,396			142,699

Total liabilities & stockholders’ equity	$1,054,732			$1,064,136

Net interest income		$8,714			$8,570

Net interest spread			3.58%			3.37%
Net interest margin			3.73%			3.55%
Net interest income and margin (tax equivalent basis) (1)		$8,805	3.76%		$8,690	3.60%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.72%			115.19%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $91,000, and $120,000 for the three month period ended June 30, 2012 and 2011, respectively. The average yield on investments increased to 2.63% from 2.43% for the three month period ended June 30, 2012 and increased to 2.79% from 2.47% for the three month period ended June 30, 2011.

	For the six months ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$18,055	$70	0.78%	$18,456	$62	0.68%
Investments	193,121	2,486	2.57%	171,966	2,327	2.69%
Loans	733,002	19,668	5.40%	781,015	21,214	5.48%

Total interest-earning assets	944,178	22,224	4.73%	971,437	23,603	4.90%
Noninterest-earning assets	126,098			104,346
Allowance for loan losses	(12,624)			(12,768)

Total assets	$1,057,652			$1,063,015

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$159,477	303	0.38%	$133,493	219	0.33%
Savings accounts	89,938	88	0.20%	83,756	108	0.26%
Money market accounts	165,046	368	0.45%	156,880	670	0.86%
Certificates of deposit	272,939	1,698	1.25%	317,123	2,346	1.49%
Borrowings	138,429	2,233	3.24%	156,396	2,604	3.36%

Total interest-bearing liabilities	825,829	4,690	1.14%	847,648	5,947	1.41%
Noninterest-bearing deposits	77,837			71,647
Other liabilities	6,195			5,588

Total liabilities	909,861			924,883
Stockholders’ equity	147,791			138,132

Total liabilities & stockholders’ equity	$1,057,652			$1,063,015

Net interest income		$17,534			$17,656

Net interest spread			3.59%			3.49%
Net interest margin			3.73%			3.67%

Net interest income and margin (tax equivalent basis) (1)		$17,726	3.78%		$17,892	3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.33%			114.60%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $192,000, and $236,000 for the six month period ended June 30, 2012 and 2011, respectively. The average yield on investments increased to 2.77% from 2.57% for the six month period ended June 30, 2012 and increased to 3.01% from 2.69% for the six month period ended June 30, 2011.

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

	For the three months ended June 30, 2012 compared to June 30, 2011
	Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$(4)	$3	$(1)
Investments	76	(3)	73
Loans	(582)	(46)	(628)

Total interest income	(510)	(46)	(556)

Interest-Bearing Liabilities
Interest-bearing demand accounts	23	20	43
Savings accounts	5	(15)	(10)
Money market accounts	13	(173)	(160)
Certificates of deposit	(171)	(204)	(375)
Borrowings	(67)	(131)	(198)

Total interest expense	(197)	(503)	(700)

Total net interest income	$(313)	$457	$144

	For the six months ended June 30, 2012 compared to June 30, 2011
	Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$(1)	$9	$8
Investments	240	(81)	159
Loans	(1,244)	(302)	(1,546)

Total interest income	(1,005)	(374)	(1,379)

Interest-Bearing Liabilities
Interest-bearing demand accounts	47	37	84
Savings accounts	8	(28)	(20)
Money market accounts	34	(336)	(302)
Certificates of deposit	(300)	(348)	(648)
Borrowings	(287)	(84)	(371)

Total interest expense	(498)	(759)	(1,257)

Total net interest income	$(507)	$385	$(122)

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011

General. Net income for the three months ended June 30, 2012 was $1.0 million, or $.08 per common and fully diluted share, compared to net income of $617,000, or $.05 per common share and $.04 per fully diluted share for the three months ended June 30, 2011. The loan loss provision for the second quarter of 2012 totaled $1.2 million compared to $3.9 million for the second quarter ended June 30, 2011. Net gains on sales of investment securities totaled $774,000 for the second quarter of 2012 compared to no net gains for the same period in 2011. The second quarter of 2012 included an additional gain on the sale of bank premises of $425,000 compared to the initial $1.8 million gain recorded in the second quarter of 2011. The additional gain resulted from the vacating of leased space in the second quarter of 2012. OREO rental income totaled $85,000 for the second quarter of 2012 compared to $23,000 for the same period a year ago. OREO expenses were $567,000 in the second quarter ended June 30, 2012 compared to $157,000 for the second quarter of 2011. Included in these expenses were OREO write-downs totaling $318,000 in the second quarter of 2012 compared to $30,000 of OREO write-downs in the second quarter of 2011. Loan related expenses totaled $506,000 for the second quarter ended June 30, 2012 compared to $431,000 for the same period in 2011. Other operating expenses for the second quarter of 2012 included a $921,000 penalty on the prepayment of fixed rate term borrowings as the Company pursued opportunities to restructure the balance sheet. The prepayment of these borrowings will be accretive to net interest margin through the first quarter of 2014. Net interest income increased $144,000 to $8.7 million in the second quarter of 2012 from $8.6 million in the second quarter of 2011. The net interest margin increased 18 basis points from 3.55% for the quarter ended June 30, 2011 to 3.73% for the quarter ended June 30, 2012.

For the six months ended June 30, 2012 net income was $2.6 million, or $.21 per common and fully diluted share. This compares to net income of $8.9 million, or $.72 per common share and $.71 per fully diluted share primarily resulting from the reversal of $7.7 million, or $.62 per share, of the deferred tax valuation allowance. The loan loss provision totaled $1.8 million for the six months ended June 30, 2012 compared to $6.3 million for the six months ended June 30, 2011. Net gains on the sales of investment securities totaled $962,000 for the six months ended June 30, 2012 compared to $148,000 in net securities gains for the six months ended June 30, 2011. The six months ended June 30, 2011 included the recognition of a $1.8 million gain on the sale of bank premises. An additional gain of $425,000 was recognized in the six month period ending June 30, 2012 as a result of vacating leased space in the second quarter. The six months ended June 30, 2012 included an other-than-temporary-impairment (OTTI) charge of $8,000 compared to an OTTI charge of $211,000 for the six months ended June 30, 2011. OREO rental income totaled $168,000 for the six months ended June 30, 2012 compared to $31,000 for the same six month period in 2011. OREO expenses were $886,000 for the six months ended June 30, 2012 compared to $262,000 for the six months ended June 30, 2011. Included in these expenses were OREO write-downs totaling $412,000 for the six months ended June 30, 2012 compared to $77,000 for the six months ended June 30, 2011. Loan related expenses were $1.2 million for the six months ended June 30, 2012 compared to $717,000 for the same period in 2011. Other operating expenses for the six months ended June 30, 2012 included the previously mentioned $921,000 penalty on the prepayment of fixed rate term borrowings.

Interest Income. Interest income decreased $556,000, or 4.8%, to $10.9 million for the three months ended June 30, 2012, from $11.5 million for the three months ended June 30, 2011. The decrease consists primarily of a $628,000 decrease related to interest income on loans. This decrease was partially offset by an increase in interest income on investment securities and interest-earning deposits of $72,000. Average loan balances for the three month period ended June 30, 2012 declined $41.9 million, or 5.39%, to $734.6 million from $776.5 million for the three month period ended June 30, 2011. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield of the loan portfolio decreased 2 basis points to 5.34% for the three months ended June 30, 2012 from 5.36% for the three months ended June 30, 2011, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income partially offset by $118,000 of interest received on impaired loans. The average balance of the investment portfolio increased $16.7 million, or 9.66%, to $189.6 million for the three month period ended June 30, 2012 from $172.9 million for the three month period ended June 30, 2011. The increase in the average balance of investments is primarily a result of reinvesting cash flow from the loan portfolio, which has experienced marginal new loan volume. The average yield on the investment portfolio decreased 4 basis points to 2.43% for the three months ended June 30, 2012 from 2.47% for the three months ended June 30, 2011. The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates. The Company prefers to maintain an effective duration for the portfolio of approximately 3 years. This strategy, while helpful from a liquidity standpoint, adversely impacts the yield as the Company foregoes purchasing securities with a longer term to maturity and higher coupon rates.

For the six months ended June 30, 2012, interest income totaled $22.2 million, a decrease of $1.4 million, or 5.8%, from the six months ended June 30, 2011 total of $23.6 million. The decrease consists primarily of a $1.5 million decrease related to interest income on loans. This decrease was partially offset by an increase in interest income on investment securities and interest-earning deposits of $167,000. Average loan balances for the six month period ended June 30, 2012 declined $48.0 million, or 6.15%, to $733.0 million from $781.0 million for the six month period ended June 30, 2011. The average balance of the investment portfolio increased $21.2 million, or 12.3%, to $193.1 million for the six month period ended June 30, 2012 from $171.9 million for the six month period ended June 30, 2011.

Interest Expense. Interest expense decreased $700,000, or 24.0%, to $2.2 million for the three months ended June 30, 2012, from $2.9 million for the three months ended June 30, 2011. The decrease resulted primarily from lower interest rates being paid on deposits and a shift in deposit funding from higher costing certificates of deposit to lower costing core deposits like interest-bearing demand accounts, savings accounts and money market accounts. In addition, $20.0 million of fixed rate term advances with an average rate of 3.56% matured during the first quarter of 2012 and were replaced with the FHLB overnight advance which has not had an interest rate that has exceeded 0.41% during the second quarter of 2012. The average rate paid on certificates of deposit decreased 27 basis points to 1.18% for the three months ended June 30, 2012 from 1.45% for the three months ended June 30, 2011 while the average balance of certificates of deposit decreased $51.4 million, or 15.97%, to $270.7 million from $322.1 million for the same period resulting in a combined interest expense savings of $375,000. The average balance of borrowings declined $7.7 million, or 5.41%, to $135.1 million for the three months ended June 30, 2012 from $142.8 million for the three months ended June 30, 2011 resulting in an interest expense savings of $198,000. The average rate paid on money market accounts decreased 42 basis points to 0.44% for the three months ended June 30, 2012 from 0.86% for the three months ended June 30, 2011 for an interest expense savings of $160,000.

For the six months ended June 30, 2012, interest expense decreased $1.2 million, or 21.1%, to $4.7 million from $5.9 million for the six months ended June 30, 2011, resulting from interest expense reductions of $648,000 on certificates of deposit, $371,000 on borrowings and $302,000 on money market accounts. Interest rates paid on certificates of deposit declined to 1.25% for the six months ended June 30, 2012 from 1.49% for the six months ended June 30, 2011. The average balance for certificates of deposit declined $44.2 million to $272.9 million for the six months ended June 30, 2012 from $317.1 million for the six months ended June 30, 2011. The cost of borrowings declined 12 basis points to 3.24% for the six months ended June 30, 2012 from 3.36% for the six months ended June 30, 2011. Average borrowings declined $18.0 million to $138.4 million for the six months ended June 30, 2012 from $156.4 million for the six months ended June 30, 2011.

Net Interest Income. Net interest income increased $144,000, or 1.7%, to $8.7 million for the three months ended June 30, 2012, from $8.6 million for the three months ended June 30, 2011. The net interest margin increased 18 basis points to 3.73% for the three months ended June 30, 2012 from 3.55% for the three months ended June 30, 2011. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.72% for the three months ended June 30, 2012, from 115.19% for the three months ended June 30, 2011. For the six months ended June 30, 2012, net interest income declined $122,000 to $17.5 million for the six months ended June 30, 2012 from $17.6 million for the six months ended June 30, 2011. The net interest margin increased 6 basis points to 3.73% for the six months ended June 30, 2012 from 3.67% for the six months ended June 30, 2011. For the six months ended June 30, 2012, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.33% from 114.60% for the six months ended June 30, 2011.

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

We recorded a provision for loan losses of $1.2 million for the three months ended June 30, 2012 compared to $3.9 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, the loan loss provision totaled $1.8 million compared to $6.3 million for the six months ended June 30, 2011. Loan charge-offs for the second quarter of 2012 totaled $962,000 compared to $3.6 million for the second quarter of 2011. For the six months ended June 30, 2012, loan charge-offs totaled $2.0 million compared to $5.6 million for the six months ended June 30, 2011. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 52.92% at June 30, 2012, from 46.10% at December 31, 2011 and 28.97% at June 30, 2011. Included in the six months ended June 30, 2012 total charge-offs of $2.0 million were partial charge-offs of $1.5 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.07%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 2.04%. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended June 30, 2012 were $102,000 compared to $20,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012, loan loss recoveries totaled $140,000 compared to loan loss recoveries of $57,000 for the six months ended June 30, 2011.

The allowance for loan losses increased $16,000, or 0.13%, to $12.669 million at June 30, 2012, from $12.653 million at December 31, 2011. The ratio of our allowance for loan losses to total loans decreased to 1.73% at June 30, 2012 from 1.74% of total loans at December 31, 2011. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at June 30, 2012 was an impairment reserve for TDRs in the amount of $171,000 compared to $215,000 at December 31, 2011.

Non-Interest Income. Non-interest income totaled $2.6 million for the three months ended June 30, 2012 compared to $3.2 million for the three months ended June 30, 2011. Net gains on the sale of investment securities totaled $774,000 for the three months ended June 30, 2012 compared to no net gains for the three months ended June 30, 2011. The second quarter of 2012 included an additional gain on the sale of bank premises of $425,000 compared to the initial $1.8 million gain recorded in the second quarter of 2011. The additional gain resulted from the vacating of leased space in the second quarter of 2012. Included in other operating income for the second quarter of 2012 was a $325,000 gain from the sale of the Company’s merchant card business. OREO rental income totaled $85,000 for the second quarter of 2012 compared to $23,000 for the second quarter of 2011. For the six months ended June 30, 2012, non-interest income totaled $4.2 million compared to $4.4 million for the six months ended June 30, 2011. Net gains on the sales of investment securities totaled $962,000 for the six months ended June 30, 2012 compared to $148,000 in net securities gains for the six months ended June 30, 2011. The six months ended June 30, 2011 included the recognition of a $1.8 million gain on the sale of bank premises. An additional gain of $425,000 was recognized in the six month period ending June 30, 2012 as a result of vacating leased space in the second quarter. The six months ended June 30, 2012 included an other-than-temporary-impairment (OTTI) charge of $8,000 compared to an OTTI charge of $211,000 for the six months ended June 30, 2011. Included in other operating income for the six months ended June 30, 2012 was a $325,000 gain from the sale of the Company’s merchant card business. OREO rental income totaled $168,000 for the six months ended June 30, 2012 compared to $31,000 for the six month period in 2011.

Non-Interest Expense. Non-interest expense increased $1.6 million, or 23.2%, to $8.6 million for the three months ended June 30, 2012 from $7.0 million for the three months ended June 30, 2011. Increases in OREO expenses of $410,000 related to higher levels of OREO ($6.8 million at June 30, 2012 versus $4.7 million at June 30, 2011), loan related expenses (real estate taxes, insurance, legal and other) of $75,000, advertising costs of $87,000 and the previously mentioned prepayment penalty of $921,000 more than offset reductions in salaries and employee benefits of $152,000 (primarily lower healthcare costs).

Income Tax Expense (Benefit). For the three months ended June 30, 2012, the Company recorded a net tax expense of $477,000 compared to a net tax expense of $154,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company recorded a net tax expense of $1.3 million compared to a net tax benefit of $7.3 million for the six months ended June 30, 2011. Included in the six months ended June 30, 2011 net tax benefit was a $7.7 million reversal of the deferred tax asset valuation allowance.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $28.4 million through June 30, 2012 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of June 30, 2012, the Company’s entire investment portfolio, with a fair market value of $161.5 million, was classified as available-for-sale. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $15.5 million, or 2.0%, during the first six months of 2012, and comprised 87.8% of total liabilities at June 30, 2012, as compared to 83.7% at December 31, 2011.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2012, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of June 30, 2012 and December 31, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of June 30, 2012.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2012
Risk based capital ratios:
Tier I risk based capital	$97,851	13.13%	$29,810	4.00%	$44,715	6.00%
Total risk based capital	$107,209	14.39%	$59,602	8.00%	$74,502	10.00%
Tier I leverage ratio	$97,851	9.71%	$40,309	4.00%	$50,387	5.00%

December 31, 2011
Risk based capital ratios:
Tier I risk based capital	$94,686	12.57%	$30,131	4.00%	$45,197	6.00%
Total risk based capital	$104,144	13.82%	$60,287	8.00%	$75,358	10.00%
Tier I leverage ratio	$94,686	9.15%	$41,393	4.00%	$51,742	5.00%

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

Securities Impairment. The Company’s investment portfolio includes 23 securities in pooled trust preferred collateralized debt obligations, 15 of which have been principally issued by bank holding companies, and 8 of which have been principally issued by insurance companies. The portfolio also includes 1 private label (non-agency) collateralized mortgage obligation (“CMO”). With the exception of the non-agency collateralized mortgage obligation, all of the aforementioned securities have below investment grade credit ratings. These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral.

Through June 30, 2012 all 15 of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment in this or prior periods. Of those securities, 11 have been completely written off and the 4 remaining bank-issued CDOs have a total book value of $559,000 and a fair value of $379,000 at June 30, 2012. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At June 30, 2012, the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $3.2 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012, a valuation allowance of approximately $1.6 million had been established against the Company’s deferred tax assets representing no change from December 31, 2011. Management considered several factors, discussed in Footnote 8 to the Financial Statements, in determining the amount of the deferred tax asset that was more likely than not realizable.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.

Effect of Newly Issued Accounting Standards. In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company adopted the guidance on January 1, 2012.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the guidance for the period ended June 30, 2012.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has complied with the guidance for the period ended June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board, which meets quarterly, as well as an Asset/Liability Committee. The Asset/Liability Committee meets monthly and is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Marketing Officer,

Senior Vice President of Residential Lending, Senior Vice President of Retail Banking and the Vice President/Treasurer. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial loans that generally tend to have shorter maturity or repricing periods and higher interest rates than residential mortgage loans;

•	investing in shorter duration investment grade corporate securities, U.S. Government agency obligations and collateralized mortgage-backed securities;

•	obtaining general financing through lower cost deposits, brokered deposits and overnight advances from the Federal Home Loan Bank;

•	originating adjustable rate and short-term consumer loans;

•	selling a portion of our long-term residential mortgage loans; and

•	lengthening the terms of borrowings and deposits.

By implementing the strategies outlined above the average maturity of our interest-earning assets will shorten and the amount and frequency of repricing assets will increase, thereby creating a better match between the maturities and interest rates of our assets and liabilities. This will reduce the exposure of our net interest income to changes in market interest rates.

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

The table below sets forth, as of June 30, 2012, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated Net Interest Income	Increase (Decrease) in
		Estimated Net Interest Income
		Amount	Percent
	(dollars in thousands)
+200	$32,405	$(1,357)	-4.02%
+100	$33,298	$(464)	-1.37%
0	$33,762	$—	—
-100	$33,506	$(256)	-0.76%
-200	$33,122	$(640)	-1.90%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2012, in the event of a 100 basis point increase in interest rates, we would experience a $464,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $256,000 increase in net interest income.

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

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

The Company does not believe its risks have materially changed from those risks included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Robert J. Boyer (3)

10.3	Employment Agreement for Michael D. Devlin (4)

10.4	Change in Control Agreement for Guy Hackney (4)

10.5	Change in Control Agreement for James McGowan, Jr. (4)

10.6	Change in Control Agreement for Michele Pollack (4)

10.7	Change in Control Agreement for Donald Dodson (4)

10.8	Change in Control Agreement for Charles L. Pinto (5)

10.9	Form of Director Retirement Plan (1)

10.10	2008 Equity Incentive Plan (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2012 formatted in XBRL: (1) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (2) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and June 30, 2011 (unaudited); (3) Consolidated Statements of Changes in Comprehensive Income for the Six Months Ended June 30, 2012 and March 31, 2011 (unaudited); (4) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended March 31, 2012 (unaudited) and Year Ended December 31, 2011; (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011; and (6) Notes to Consolidated Financial Statements (unaudited) (7)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2010, indicating that such agreement would not be renewed.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.

(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

(7)	Pursuant to Rule 406T of Regulation S-T, the XBRL-Related information in Exhibit 101 is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: August 1, 2012	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: August 1, 2012	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer