Form 10-Q
period 2012-09-30
Cape Bancorp, Inc.
filed 2012-11-05
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012 there were 13,337,601 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1.	Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash & due from financial institutions	$5,458	$6,064
Interest-bearing bank balances	14,038	19,411

Cash and cash equivalents	19,496	25,475
Interest-bearing time deposits	9,548	9,828
Investment securities available for sale, at fair value (amortized cost of $170,150 and $192,284, respectively)	169,349	190,714
Loans held for sale	10,146	7,657
Loans, net of allowance of $12,483 and $12,653, respectively	718,837	716,341
Accrued interest receivable	3,426	3,601
Premises and equipment, net	20,410	20,188
Other real estate owned (OREO)	7,647	8,354
Federal Home Loan Bank (FHLB) stock, at cost	7,228	7,533
Prepaid FDIC insurance premium	957	1,987
Deferred income taxes	20,110	20,495
Bank owned life insurance (BOLI)	29,983	29,249
Goodwill	22,575	22,575
Intangible assets, net	262	334
Assets held for sale	449	477
Other assets	2,884	6,320

Total assets	$1,043,307	$1,071,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$87,575	$75,774
Interest-bearing deposits	666,080	698,629
Federal funds purchased and repurchase agreements	9,920	37,519
Federal Home Loan Bank borrowings	120,103	106,500
Advances from borrowers for taxes and insurance	670	582
Accrued interest payable	168	531
Other liabilities	7,798	5,874

Total liabilities	892,314	925,409

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,337,601 shares at September 30, 2012 and 13,324,521 shares at December 31, 2011; outstanding 13,337,601 shares at September 30, 2012 and 13,314,111 shares at December 31, 2011	133	133
Additional paid-in capital	127,680	127,364
Treasury stock at cost: no shares at September 30, 2012 and 10,410 shares at December 31, 2011	—	(81)
Unearned ESOP shares	(8,634)	(8,954)
Accumulated other comprehensive loss, net	(481)	(942)
Retained earnings	32,295	28,199

Total stockholders’ equity	150,993	145,719

Total liabilities & stockholders’ equity	$1,043,307	$1,071,128

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,755	$10,362	$29,423	$31,576
Interest and dividends on investments
Taxable	486	572	1,471	1,745
Tax-exempt	155	237	535	710
Interest on mortgage-backed securities	553	393	1,744	1,136

Total interest income	10,949	11,564	33,173	35,167

Interest expense:
Interest on deposits	1,069	1,630	3,526	4,973
Interest on borrowings	828	1,252	3,061	3,856

Total interest expense	1,897	2,882	6,587	8,829

Net interest income before provision for loan losses	9,052	8,682	26,586	26,338
Provision for loan losses	710	8,762	2,551	15,073

Net interest income after provision for loan losses	8,342	(80)	24,035	11,265

Non-interest income:
Service fees	921	904	2,776	2,687
Net gains on sale of loans	227	45	400	124
Net income from BOLI	246	253	734	749
Net rental income	—	23	—	133
Gain (loss) on sale of investment securities held for sale, net	1	19	963	167
Net gain (loss) on sale of OREO	44	(22)	(257)	(22)
Gain on sale of bank premises	—	—	425	1,830
Other	162	97	803	269
Gross other-than-temporary impairment losses	71	15	(121)	637
Less: Portion of loss recognized in other comprehensive income	(71)	(78)	113	(911)

Net other-than-temporary impairment losses	—	(63)	(8)	(274)

Total non-interest income (expense)	1,601	1,256	5,836	5,663

Non-interest expense:
Salaries and employee benefits	3,973	3,675	10,900	10,958
Occupancy expenses, net	418	468	1,288	1,427
Equipment expenses	303	267	885	930
Federal insurance premiums	347	319	1,078	937
Data processing	375	347	1,079	1,019
Loan related expenses	392	916	1,575	1,633
Advertising	163	155	534	374
Telecommunications	299	271	875	760
Professional services	183	203	561	581
OREO expenses	670	886	1,556	1,148
Other operating	888	710	3,784	2,607

Total non-interest expense	8,011	8,217	24,115	22,374

Income (loss) before income taxes	1,932	(7,041)	5,756	(5,446)
Income tax expense (benefit)	399	(8,207)	1,660	(15,473)

Net income	$1,533	$1,166	$4,096	$10,027

Earnings per share (see Note 11):
Basic	$0.12	$0.09	$0.33	$0.81
Diluted	$0.12	$0.09	$0.33	$0.81

Weighted average number of shares outstanding:
Basic	12,447,659	12,405,298	12,430,106	12,392,626
Diluted	12,451,333	12,406,150	12,432,501	12,398,826

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMPREHENSIVE INCOME

(unaudited)

	For the nine months ended September 30,
	2012			2011
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Expense	Tax	Tax	Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(in thousands)
Net income	$5,756	$1,660	$4,096	$(5,446)	$(15,473)	$10,027

Other comprehensive income:
Unrealized holding gains arising during the period	1,837	735	1,102	4,444	1,511	2,933
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	(113)	(45)	(68)	911	310	601
Less reclassification adjustment for gain on sales of securities realized in net income	(963)	(385)	(578)	(167)	(57)	(110)
Less reclassification adjustment for credit related OTTI realized in net income	8	3	5	274	93	181

Total other comprehensive income (loss)	769	308	461	5,462	1,857	3,605

Total comprehensive income	$6,525	$1,968	$4,557	$16	$(13,616)	$13,632

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2011 and nine months ended September 30, 2012

(unaudited)

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2010	$133	$126,864	$(85)	$(9,380)	$(5,590)	$20,212	$132,154
Net income	—	—	—	—	—	7,987	7,987
Other comprehensive income	—	—	—	—	4,648	—	4,648

Total comprehensive income							12,635
Stock option compensation expense	—	526	—	—	—	—	526
Restricted stock compensation expense	—	17	—	—	—	—	17
Issuance of stock for stock options	—	—	4	—	—	—	4
ESOP shares earned	—	(43)	—	426	—	—	383

Balance, December 31, 2011	133	127,364	(81)	(8,954)	(942)	28,199	145,719
Net income	—	—	—	—	—	4,096	4,096
Other comprehensive income (loss)	—	—	—	—	461	—	461

Total comprehensive income							4,557
Stock option compensation expense	—	258	—	—	—	—	258
Restricted stock compensation expense	—	9	—	—	—	—	9
Issuance of stock for stock options	—	98	81	—	—	—	179
ESOP shares earned	—	(49)	—	320	—	—	271

Balance, September 30, 2012	$133	$127,680	$—	$(8,634)	$(481)	$32,295	$150,993

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$4,096	$10,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,551	15,073
Net (gain) loss on the sale of loans	(400)	(124)
Gain on the sale of bank premises	(425)	(1,830)
Net (gain) loss on the sale of other real estate owned	257	22
Write-down of other real estate owned	796	824
Prepayment penalty on debt extinguishment	921	—
Loss on impairment of securities	8	274
Net gain on sale of investments	(963)	(167)
Gain on the sale of merchant card business	(350)	—
Earnings on BOLI	(734)	(749)
Originations of loans held for sale	(32,616)	(10,249)
Proceeds from sales of loans	30,097	10,015
Depreciation and amortization	1,109	1,002
ESOP and stock-based compensation expense	537	701
Deferred income taxes	78	(13,420)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	175	285
Other assets	4,566	(1,224)
Accrued interest payable	(363)	(165)
Other liabilities	41	(737)

Net cash provided by operating activities	9,381	9,558

Cash flows from investing activities
Proceeds from sales of AFS securities	56,617	10,404
Proceeds from calls, maturities, and principal repayments of AFS securities	42,196	78,506
Purchases of AFS securities	(73,409)	(109,804)
Redemption of Federal Home Loan Bank stock	305	878
Proceeds from the sale of merchant card business	350	—
Proceeds from the sale of other real estate owned	9,051	2,643
(Increase) decrease in interest-bearing time deposits	280	(651)
(Increase) decrease in loans, net	(14,209)	16,933
Proceeds from sales of premises and equipment	—	7,078
Purchases of premises and equipment	(1,022)	(184)

Net cash provided by investing activities	20,159	5,803

Cash flows from financing activities
Net increase (decrease) in deposits	(20,748)	21,379
Increase in advances from borrowers for taxes and insurance	88	80
Increase in long-term borrowings	59,000	20,000
Repayments of long-term borrowings	(106,338)	(25,000)
Net change in short-term borrowings	32,300	(13,700)
Proceeds from exercise of shares from option plans	179	4

Net cash provided (used) in financing activities	(35,519)	2,763

Net increase (decrease) in cash and cash equivalents	(5,979)	18,124
Cash and cash equivalents at beginning of year	25,475	14,997

Cash and cash equivalents at end of year	$19,496	$33,121

Supplementary disclosure of cash flow information:
Cash paid (received) during period for:
Interest	$6,950	$8,995
Income taxes, net of refunds	$(432)	$1,238
Deferred gain on the sale of bank premises	$—	$1,600
Supplementary disclosure of non-cash investing activities:
AFS investment security purchases that settle after quarter end	$2,549	$—
Transfers from loans to other real estate owned	$9,397	$6,842
Transfers from loans to loans held for sale	$—	$11,946

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

Cape Bank (“Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its fifteen full service branch offices located throughout Atlantic and Cape May counties in southern New Jersey and market development offices (“MDOs”) in Burlington and Cape May Counties. The Bank received regulatory approval for the closing of one branch in Atlantic County which was effective as of the close of business March 16, 2012. In addition, the Bank intends to open a MDO in Mercer County in the fourth quarter of 2012.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (“US GAAP”).

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended September 30, 2012 and 2011, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, deferred taxes, evaluation of investment securities for other-than-temporary impairment and fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $717,000 as of September 30, 2012, and $760,000 as of December 31, 2011 are included in these balances.

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

When the fair value of a debt security has declined below the amortized cost at the measurement date, the Company intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, it must recognize the other-than-temporary impairment (“OTTI”) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is classified as OTTI. The related OTTI loss on the debt security will be recognized in earnings to the extent of the credit losses, with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI losses, management considers: the length of time and extent that fair value of the security has been less than the cost of the security, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities, when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40 “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At September 30, 2012, TDRs totaled $7.5 million, of which $5.0 million were accruing TDRs and $2.5 million were non-accruing. This compares to $11.2 million of TDRs at December 31, 2011, of which $10.8 million were accruing TDRs and $405,000 were non-accruing.

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

Federal Home Loan Bank of New York (“FHLB”) Stock: The Bank is a member of the FHLB of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as income.

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

Bank Owned Life Insurance (“BOLI”): The Bank has an investment of bank owned life insurance. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB Accounting Standards Codification (ASC) Topic 325 “Investments in Insurance Contracts,” the amount recorded is the cash surrender value, which is the amount realizable.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. As of September 30, 2012, 153,294 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740-10 - Income Taxes - Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Effect of Newly Issued Accounting Standards: In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company adopted the guidance on January 1, 2012. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in US GAAP and IFRSs. The amendments were issued to achieve convergence between US GAAP and IFRS. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 was effective for the Company on January 1, 2012 and was to be applied prospectively. Adoption of this update did not have a material impact on the Company’s financial position or results of operations but did result in additional disclosures within the fair value footnote.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale at September 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$31,986	$154	$—	$32,140
Municipal bonds	18,776	751	(3)	19,524
Collateralized debt obligations	8,292	65	(4,378)	3,979
Corporate bonds	21,973	442	(2)	22,413

Total debt securities	$81,027	$1,412	$(4,383)	$78,056

Mortgage-backed securities
GNMA pass-through certificates	$4,572	$296	$—	$4,868
FHLMC pass-through certificates	5,981	190	—	6,171
FNMA pass-through certificates	20,061	759	—	20,820
Collateralized mortgage obligations	58,509	936	(11)	59,434

Total mortgage-backed securities	$89,123	$2,181	$(11)	$91,293

Total securities available for sale	$170,150	$3,593	$(4,394)	$169,349

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$39,370	$377	$(1)	$39,746
Municipal bonds	21,405	818	(226)	21,997
Collateralized debt obligations	8,311	—	(4,727)	3,584
Corporate bonds	22,128	227	(174)	22,181

Total debt securities	$91,214	$1,422	$(5,128)	$87,508

Mortgage-backed securities
GNMA pass-through certificates	$4,699	$265	$—	$4,964
FHLMC pass-through certificates	4,696	116	(6)	4,806
FNMA pass-through certificates	11,781	481	—	12,262
Collateralized mortgage obligations	79,894	1,306	(26)	81,174

Total mortgage-backed securities	$101,070	$2,168	$(32)	$103,206

Total securities available for sale	$192,284	$3,590	$(5,160)	$190,714

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	—	—	225	(3)	225	(3)
Corporate bonds	1,038	(1)	989	(1)	2,027	(2)
Collateralized debt obligations	53	(1)	3,825	(4,377)	3,878	(4,378)
Mortgage-backed securities	3,814	(11)	2	(0)	3,816	(11)

Total temporarily impaired investment securities	$4,905	$(13)	$5,041	$(4,381)	$9,946	$(4,394)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$2,007	$(1)	$—	$—	$2,007	$(1)
Municipal bonds	—	—	3,609	(226)	3,609	(226)
Corporate bonds	8,979	(174)	—	—	8,979	(174)
Collateralized debt obligations	—	—	3,495	(4,727)	3,495	(4,727)
Mortgage-backed securities	4,580	(32)	8	—	4,588	(32)

Total temporarily impaired investment securities	$15,566	$(207)	$7,112	$(4,953)	$22,678	$(5,160)

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

At September 30, 2012, the Company’s investment securities portfolio consisted of 295 securities, 20 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 99.6% of the total gross unrealized losses at September 30, 2012. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

As of September 30, 2012, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $8.3 million with an estimated fair value of $4.0 million and is comprised of 23 securities. Of those, 15 have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of September 30, 2012, 15 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 4.22% to 13.19% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of September 30, 2012:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Number of Securities	Class	Amortized Cost	Fair Value	Unrealized Loss	Realized Loss	Moody’s/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$470	$358	$(112)	$(643)	Ca/C	14	47.50%	0.00%
PreTSL XIX	1	Mezzanine	54	53	(1)	(1,759)	C/C	46	28.20%	0.00%
I-PreTSL I	2	Mezzanine	1,842	850	(992)	—	NR/CCC	14	25.80%	4.22%
I-PreTSL II	2	Mezzanine	2,731	1,209	(1,522)	—	NR/B	23	12.60%	13.19%
I-PreTSL III	3	Mezzanine	2,718	1,207	(1,511)	—	Ba3/CCC	22	12.30%	9.18%
I-PreTSL IV	1	Mezzanine	442	202	(240)	—	Ba2/CCC	24	13.90%	7.44%
MM Comm I	1	Mezzanine	35	100	65	(1,465)	NR/C	7	58.60%	0.00%

Total	12		$8,292	$3,979	$(4,313)	$(3,867)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities. The table above excludes 12 bank-issued CDO securities, 11 of which have been completely written-off and therefore have no book value and 1 security (PreTSL 6) that was fully redeemed at auction in June 2012. The realized loss associated with these securities is $14.5 million.

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

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the nine months ended September 30, 2012 of $8,000.

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

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at September 30, 2012, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due within one year or less	$4,590	$4,634
Due after one year but within five years	26,490	27,094
Due after five years but within ten years	35,600	35,911
Due after ten years	14,347	10,417
Mortgage-backed securities	89,123	91,293

Total investment securities	$170,150	$169,349

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,
	2012	2011
Beginning balance of cumulative credit losses on CDO securities	$(18,383)	$(17,129)
Additional credit losses for which other than temporary impairment was previously recognized	—	(63)

Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(17,192)

	For the nine months ended September 30,
	2012	2011
Beginning balance of cumulative credit losses on CDO securities	$(18,375)	$(16,918)
Additional credit losses for which other than temporary impairment was previously recognized	(8)	(274)

Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(17,192)

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Commercial secured by real estate	$385,832	$386,052
Commercial term loans	13,582	6,343
Construction	8,184	12,378
Other commercial	32,039	23,684
Residential mortgage	244,878	252,513
Home equity loans and lines of credit	45,784	47,237
Other consumer loans	1,249	1,023

Loans receivable, gross	731,548	729,230

Less:
Allowance for loan losses	12,483	12,653
Deferred loan fees	228	236

Loans receivable, net	$718,837	$716,341

Activity in the allowance for loan losses is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$12,669	$13,332	$12,653	$12,538
Provisions charged to operations	710	8,762	2,551	15,073
Charge-offs	(926)	(2,534)	(2,891)	(8,108)
Write-downs on transfers to HFS	—	(5,519)	—	(5,519)
Recoveries	30	116	170	173

Balance at end of period	$12,483	$14,157	$12,483	$14,157

The following table summarizes activity related to the allowance for loan losses by category for the three months ended September 30, 2012:

	At or for the three months ended September 30, 2012
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$7,729	$442	$598	$1,204	$1,584	$292	$20	$800	$12,669
Charge-offs	(848)	—	—	(55)	(18)	—	(5)	—	(926)
Recoveries	7	—	11	—	—	5	7	—	30
Provision for loan losses	1,172	(17)	(214)	(103)	55	(14)	(4)	(165)	710

Balance at end of period	$8,060	$425	$395	$1,046	$1,621	$283	$18	$635	$12,483

Impairment evaluation
Allowance for loan losses
Individually evaluated	$2,026	$—	$—	$61	$108	$—	$—	$—	$2,195
Collectively evaluated	6,034	425	395	985	1,513	283	18	635	10,288

Total allowance for loan losses	$8,060	$425	$395	$1,046	$1,621	$283	$18	$635	$12,483

Loans
Individually evaluated	$17,119	$—	$141	$618	$5,648	$818	$—	$—	$24,344
Collectively evaluated	368,713	13,582	8,043	31,421	239,230	44,966	1,249	—	707,204

Total loans	$385,832	$13,582	$8,184	$32,039	$244,878	$45,784	$1,249	$—	$731,548

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the nine months ended September 30, 2012:

	At or for the nine months ended September 30, 2012
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(1,711)	(27)	(602)	(123)	(256)	(145)	(27)	—	$(2,891)
Recoveries	128	—	11	4	—	5	22	—	$170
Provision for loan losses	1,585	328	242	827	(32)	74	7	(480)	2,551

Balance at end of period	$8,060	$425	$395	$1,046	$1,621	$283	$18	$635	$12,483

Impairment evaluation
Allowance for loan losses
Individually evaluated	$2,026	$—	$—	$61	$108	$—	$—	$—	$2,195
Collectively evaluated	6,034	425	395	985	1,513	283	18	635	10,288

Total allowance for loan losses	$8,060	$425	$395	$1,046	$1,621	$283	$18	$635	$12,483

Loans
Individually evaluated	$17,119	$—	$141	$618	$5,648	$818	$—	$—	$24,344
Collectively evaluated	368,713	13,582	8,043	31,421	239,230	44,966	1,249	—	707,204

Total loans	$385,832	$13,582	$8,184	$32,039	$244,878	$45,784	$1,249	$—	$731,548

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2011:

	At or for the Year ended December 31, 2011
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(10,030)	(86)	(2,517)	(2,151)	(423)	(393)	(62)	—	(15,662)
Write-downs on loans transferred to HFS	(3,160)	—	(770)	(121)	—	—	—	—	(4,051)
Recoveries	96	—	9	59	23	8	26	—	221
Provision for loan losses	11,637	126	3,286	2,087	1,448	539	39	445	19,607

Balance at end of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,042	$—	$597	$3	$52	$—	$—	$—	$1,694
Collectively evaluated	7,016	124	147	335	1,857	349	16	1,115	10,959

Total allowance for loan losses	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Loans
Individually evaluated	$26,599	$—	$4,324	$864	$5,819	$683	$—	$—	$38,289
Collectively evaluated	359,453	6,343	8,054	22,820	246,694	46,554	1,023	—	690,941

Total loans	$386,052	$6,343	$12,378	$23,684	$252,513	$47,237	$1,023	$—	$729,230

(1)	includes commercial lines of credit

Impaired loans at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans (1)	$16,614	$25,416
Loans delinquent greater than 90 days and still accruing	1,444	2,033
Troubled debt restructured loans	5,013	10,840
Loans less than 90 days and still accruing	1,273	—

Total impaired loans	$24,344	$38,289

(1)	Non-accrual loans in the table above include TDRs totaling $2.5 million at September 30, 2012 and $405,000 at December 31, 2011. Total impaired loans do not include loans held for sale. Loans held for sale include $1.6 million of loans that are on non-accrual status.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
	(in thousands)
Average recorded investment of impaired loans	$23,426	$39,215	$21,556	$37,581
Interest income recognized during impairment	$144	$219	$383	$545
Cash basis interest income recognized	$58	$25	$205	$182

At September 30, 2012, non-performing loans had a principal balance of $18.1 million compared to $27.4 million at December 31, 2011. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $1.4 million at September 30, 2012 and $2.0 million at December 31, 2011.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status.

	September 30, 2012			December 31, 2011
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$2,338	$3,923	$6,261	$258	$9,559	$9,817
Residential mortgage	168	1,090	1,258	147	1,281	1,428

Total TDRs	$2,506	$5,013	$7,519	$405	$10,840	$11,245

The following tables illustrate new TDRs and TDR default information for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	For the nine months ended September 30, 2012			For the year ended December 31, 2011
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)			(dollars in thousands)
Commercial secured by real estate	2	$482	$482	3	$3,725	$2,740
Residential mortgage	—	—	—	2	811	824

Total	2	$482	$482	5	$4,536	$3,564

	For the nine months ended September 30, 2012		For the year ended December 31, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(dollars in thousands)		(dollars in thousands)
Commercial secured by real estate	2	$278	1	$258
Residential mortgage	1	168	—	0

Total	3	$446	1	$258

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at September 30, 2012 and December 31, 2011 was a reserve for TDRs in the amounts of $296,000 and $215,000, respectively.

The following table presents impaired loans at September 30, 2012:

September 30, 2012 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$11,883	$14,451	$2,026	$10,847	$201
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	122	124	61	131	—
Residential mortgage	1,081	1,311	108	932	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$13,086	$15,886	$2,195	$11,910	$201

Impaired loans with no related allowance
Commercial secured by real estate	$5,236	$5,935	$—	$4,873	$64
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	496	546	—	526	—
Residential mortgage	4,567	4,787	—	3,601	60
Home equity loans and lines of credit	818	878	—	506	58
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$11,258	$12,354	$—	$9,646	$182

Total impaired loans
Commercial secured by real estate	$17,119	$20,386	$2,026	$15,720	$265
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	618	670	61	657	—
Residential mortgage	5,648	6,098	108	4,533	60
Home equity loans and lines of credit	818	878	—	506	58
Other consumer loans	—	—	—	—	—

Total impaired loans	$24,344	$28,240	$2,195	$21,556	$383

(1)	excludes HFS non-accruing loans of $1.6 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2011:

December 31, 2011 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$7,511	$7,858	$1,042	$6,896	$187
Commercial term loans	—	—	—	—	—
Construction	2,392	2,392	597	1,003	—
Other commercial	35	38	3	35	—
Residential mortgage	364	447	52	364	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$10,302	$10,735	$1,694	$8,298	$187

Impaired loans with no related allowance
Commercial secured by real estate	$19,088	$23,926	$—	$16,718	$289
Commercial term loans	—	—	—	—	—
Construction	1,932	2,869	—	2,373	—
Other commercial	829	1,337	—	824	—
Residential mortgage	5,455	5,807	—	4,503	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$27,987	$34,811	$—	$24,956	$462

Total impaired loans
Commercial secured by real estate	$26,599	$31,784	$1,042	$23,614	$476
Commercial term loans	—	—	—	—	—
Construction	4,324	5,261	597	3,376	—
Other commercial	864	1,375	3	859	—
Residential mortgage	5,819	6,254	52	4,867	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Total impaired loans	$38,289	$45,546	$1,694	$33,254	$649

(1)	excludes HFS non-accruing loans of $3.6 million of which $2.0 million are TDRs.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at September 30, 2012:

September 30, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$—	$—	$—	$—	$11,923	$373,909	$385,832
Commercial term loans	—	—	—	—	—	13,582	13,582
Construction	—	—	141	141	—	8,043	8,184
Other commercial	4	—	—	4	618	31,417	32,039
Residential mortgage	753	512	1,005	2,270	3,553	239,055	244,878
Home equity loans and lines of credit	133	147	298	578	520	44,686	45,784
Other consumer loans	—	—	—	—	—	1,249	1,249

Total	$890	$659	$1,444	$2,993	$16,614	$711,941	$731,548

(1)	excludes $1.6 million of loans held for sale.

The following table presents loans by past due status at December 31, 2011:

December 31, 2011	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$—	$1,363	$—	$1,363	$17,013	$367,676	$386,052
Commercial term loans	—	—	—	—	27	6,316	6,343
Construction	—	—	—	—	4,324	8,054	12,378
Other commercial	—	—	—	—	864	22,820	23,684
Residential mortgage	1,832	673	1,866	4,371	2,672	245,470	252,513
Home equity loans and lines of credit	280	95	167	542	516	46,179	47,237
Other consumer loans	—	—	—	—	—	1,023	1,023

Total	$2,112	$2,131	$2,033	$6,276	$25,416	$697,538	$729,230

(1)	excludes $3.6 million of loans held for sale.

Our policies provide for the classification of commercial loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. There is no specific credit metrics used to determine the risk rating.

Risk Rating 1-5 - Acceptable credit quality ranging from High Pass (cash or near cash as collateral) to Management Attention/Pass (acceptable risk) with some deficiency in one or more of the following areas: management experience, debt service coverage levels, balance sheet leverage, earnings trends, the industry of the borrower and annual receipt of current borrower financial information.

Risk Rating 6 - Watch List reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.

Management believes that the Substandard category is best considered in three discrete classes: RR 7.0 “performing substandard loans”; RR 7.5, and RR 7.9.

Risk Rating 7.0 - The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit some signs of weakness manifested in either cash flow or collateral.

Risk Rating 7.5 - These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.9 - These loans have undergone a FASB ASC Topic No. 310 Receivables analysis or have a specific reserve. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged-off.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
September 30, 2012	Grades 1-5	Grade 6	Grade 7	Grade 7.5	Grade 7.9	Non- accrual	Total
	(in thousands)
Commercial secured by real estate	$352,624	$11,283	$4,776	$127	$5,099	$11,923	$385,832
Commercial term loans	13,582	—	—	—	—	—	13,582
Construction	8,043	—	—	—	141		8,184
Other commercial	31,324	—	93	4	—	618	32,039

Total commercial loans	$405,573	$11,283	$4,869	$131	$5,240	$12,541	$439,637

	Risk Ratings
December 31, 2011	Grades 1-5	Grade 6	Grade 7	Grade 7.5	Grade 7.9	Non- accrual	Total
	(in thousands)
Commercial secured by real estate	$340,058	$13,871	$7,081	$3,844	$4,185	$17,013	$386,052
Commercial term loans	6,313	—	—	3	—	27	6,343
Construction	8,054	—	—	—	—	4,324	12,378
Other commercial	22,725	—	95	—	—	864	23,684

Total commercial loans	$377,150	$13,871	$7,176	$3,847	$4,185	$22,228	$428,457

The following tables present consumer loans by credit quality indicator:

September 30, 2012	Current	30-89 Days Delinquent	Non-accrual	Impaired Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$237,965	$1,265	$3,553	$2,095	$244,878
Home equity loans and lines of credit	44,686	280	520	298	45,784
Other consumer loans	1,249	—	—	—	1,249

Total consumer loans	$283,900	$1,545	$4,073	$2,393	$291,911

December 31, 2011	Current	30-89 Days Delinquent	Non-accrual	Impaired Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$244,555	$2,505	$2,672	$2,781	$252,513
Home equity loans and lines of credit	46,179	375	516	167	47,237
Other consumer loans	1,023	—	—	—	1,023

Total consumer loans	$291,757	$2,880	$3,188	$2,948	$300,773

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

Prior to 2009, collateralized debt obligation securities which, are issued by financial institutions and insurance companies, were historically priced using Level 2 inputs. Since the financial crisis, there has been a significant decline in the level of observable inputs and market activity in this class of investments resulting in unreliable external pricing. As discussed in more detail below, these investments are now priced using Level 3 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012			Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$32,140	$—	$—	$39,746	$—
Municipal bonds	—	19,524	—	—	21,997	—
Collateralized debt obligations	—	—	3,979	—	—	3,584
Corporate bonds	—	22,413	—	—	22,181	—
Mortgage-backed securities	—	91,293	—	—	103,206	—

Total securities available for sale	$—	$165,370	$3,979	$—	$187,130	$3,584

The fair value of the collateralized debt obligation securities in the table above was determined by utilizing Level 3 inputs. The value was derived from a discounted cash flow model using significant unobservable inputs such as, a discount margin to present value the cash flows, and assumptions about the underlying collateral including default rate, recovery rate for deferring issuers, and prepayment speeds. The discount margin used for each security ranged from 2.2% to 9.5%, while the range for the default rate was 0.25% to 2.00% and a 15% recovery rate for deferring issuers has been assumed. An annual prepayment speed of 1.00% was assumed. Significant increases in any of the rates, with the exception of the recovery rate, would result in a significantly lower fair value measurement.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and September 30, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	For the nine months ended September 30,
	2012	2011
	(in thousands)
Beginning balance	$3,584	$1,134
Accretion of discount	33	41
PreTSL 6 note redemption	(44)	—
Realized gain on PreTSL 6 redemption	23	—
Unrealized holding gain (loss)	391	3,165
Other-than-temporary impairment included in earnings	(8)	(274)

Ending balance	$3,979	$4,066

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012			Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$3,177	$13,942	$—	$14,453	$12,146
Commercial term loans	—	—	—	—	—	—
Construction	—	141	—	—	1,932	2,392
Other commercial	—	496	122	—	829	35
Residential mortgage	—	3,309	2,339	—	4,173	1,646
Home equity loans	—	818	—	—	683	—

Total impaired loans	$—	$7,941	$16,403	$—	$22,070	$16,219

Other real estate owned:
Commercial	$—	$4,185	$—	$—	$7,082	$—
Residential mortgage	—	3,462	—	—	1,272	—

Total other real estate owned	$—	$7,647	$—	$—	$8,354	$—

Loans held for sale	$—	$10,146	$—	$—	$7,657	$—
Assets held for sale	$—	$449	$—	$—	$477	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$262	$—	$—	$334

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.

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

		At September 30, 2012
		Fair Value Measurements
	At September 30, 2012	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Other Unobservable	At December 31, 2011
	Carrying Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Carrying Amount	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$19,496	$5,458	$14,038	$—	$25,475	$25,475
Interest-bearing time deposits	$9,548	$—	$9,548	$—	$9,828	$9,903
Loans held for sale	$10,146	$—	$10,146	$—	$7,657	$7,657
Loans receivable	$718,837	$—	$7,941	$724,029	$716,341	$724,996
FHLB Stock	$7,228	$—	$7,228	$—	$7,533	$7,533
Bank owned life insurance	$29,983	$—	$29,983	$—	$29,249	$29,249
Accrued interest receivable	$3,426	$—	$760	$2,666	$3,601	$3,601

Liabilities
Savings deposits	$95,186	$—	$95,186	$—	$87,988	$87,988
NOW, checking and MMDA deposits	$421,049	$87,575	$333,474	$—	$397,308	$397,308
Certificates of deposit	$237,420	$—	$237,420	$—	$289,105	$292,260
Borrowings	$130,023	$—	$130,023	$—	$144,019	$150,294
Accrued interest payable	$168	$—	$168	$—	$531	$531

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

Loans — The fair values of all loans are estimated by discounting the estimated future cash flows using the Company’s interest rates currently offered for loans with similar terms to borrowers of similar credit quality which is not an exit price under FASB ASC Topic No. 820, “Fair Value Measurements and Disclosures”. The carrying value and fair value of loans are net of the allowance for loan losses.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 – OTHER REAL ESTATE OWNED

At September 30, 2012, other real estate owned (“OREO”) totaled $7.6 million and consisted of thirty-five residential properties (including twenty-seven building lots) and fourteen commercial properties. At December 31, 2011, OREO totaled $8.4 million and consisted of two residential and fifteen commercial properties.

For the three months ended September 30, 2012, the Company sold three commercial OREO properties and six residential OREO properties with aggregate carrying values totaling $4.7 million. The Company recorded net gains on the sale of OREO of $44,000 in the third quarter of 2012 compared to net losses of $22,000 recorded in the third quarter of 2011. For the nine months ended September 30, 2012, the Company sold nine residential properties and eleven commercial properties with aggregate carrying values totaling $9.3 million. For the nine months ended September 30, 2012, net losses totaled $257,000 as compared to net losses of $22,000 for the nine months ended September 30, 2011. During the current quarter, the Company added six commercial properties and six residential properties to OREO with aggregate carrying values of $4.1 million and $1.9 million, respectively.

Net expenses applicable to OREO were $553,000 for the three month period ending September 30, 2012, which included OREO valuation write-downs of $384,000, taxes and insurance totaling $110,000, net gains on the sale of OREO of $44,000 and $103,000 of miscellaneous expenses, net of OREO rental income. For the three months ended September 30, 2011, net expenses applicable to OREO of $877,000 included OREO valuation write-downs of $748,000, taxes and insurance totaling $81,000, net losses on the sale of OREO of $22,000 and $26,000 of miscellaneous expenses, net of rental income. For the nine months ended September 30, 2012, net expenses applicable to OREO of $1.6 million included OREO valuation write-downs of $796,000, taxes and insurance totaling $340,000, net losses on the sale of OREO of $257,000 and $178,000 of miscellaneous expenses, net of rental income. For the nine months ended September 30, 2011, net expenses applicable to OREO totaled $1.1 million which included OREO valuation write-downs of $824,000, taxes and insurance totaling $169,000, net losses on the sale of OREO totaling $22,000 and miscellaneous expenses, net of rental income totaling $93,000.

As of the date of this filing, the Company has agreements of sale for three OREO properties with an aggregate carrying value totaling $232,000. In the fourth quarter of 2012, to date, the Company has added three residential OREO properties and one commercial OREO property, with an aggregate carrying value of $460,000. In addition, the Company has sold one commercial OREO property and one residential OREO property with an aggregate value of $343,000. In the fourth quarter of 2012, to date, the Company recorded net gains of $10,000 related to these sales.

NOTE 7 – DEPOSITS

Deposits are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Savings accounts	$95,186	$87,988
NOW accounts and money market funds	333,474	321,536
Non-interest bearing checking	87,575	75,774
Certificates of deposit of less than $100,000	135,362	157,741
Certificates of deposit of $100,000 or more	102,058	131,364

Total deposits	$753,655	$774,403

NOTE 8 – BORROWINGS

At September 30, 2012, the Bank’s FHLB borrowings and repurchase agreements totaled $130.0 million compared to $144.0 million at December 31, 2011. The decline of $14.0 million is primarily a result of extinguishing $20.0 million of fixed rate term borrowings prior to their scheduled maturity in June 2012. In connection with the early repayment of these borrowings, the Bank incurred a charge of $921,000 to extinguish the debt which was recorded as other expense in the consolidated statements of income. In August 2012, the Company restructured $54.0 million in borrowings, lowering the cost of funds. This action represents a continuation of the balance sheet restructuring the Company began in the second quarter of 2012. The replacement borrowings are adjustable rate, non-callable FHLB advances with maturities ranging from 5 years to 7 years. The interest rate is indexed to the 1 month LIBOR, with spreads that range from 0.42% to 0.52%. A prepayment penalty of $6.4 million was incurred related to the restructuring of the old debt and is being amortized as an adjustment to interest expense over the terms of the new borrowings using the interest method.

NOTE 9 – INCOME TAXES

For the three months ended September 30, 2012, the Company recorded a net tax expense of $399,000 compared to a net tax benefit of $8.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company recorded a net tax expense of $1.7 million compared to a net tax benefit of $15.5 million for the nine months ended September 30, 2011. Income tax expense for both the three and nine months ended September 30, 2012 included a benefit from the reversal of a $257,000 reserve that was previously established for certain tax positions taken in the 2008 tax return. As a result of this reversal, the Company no longer has a reserve related to unrecognized tax benefits at September 30, 2012. In addition, the Company reversed $55,000 of interest and penalties associated with the unrecognized tax benefit that had been accrued in non-interest expense. Included in the three and nine months ended September 30, 2011 were tax benefits totaling $4.6 million and $12.3 million, respectively, representing the reversal of a portion of the deferred tax asset valuation allowance. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012, a valuation allowance of approximately $1.6 million had been established against the Company’s deferred tax assets representing no change from December 31, 2011. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

	For the three months ended September 30,		For the nine months ended September 30,
Income taxes	2012	2011	2012	2011
Pre-tax income	$1,932	$(7,041)	$5,756	$(5,446)
Income tax expense (benefit)	$399	$(8,207)	$1,660	$(15,473)

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

During the first nine months of 2012, the Company issued 15,000 incentive stock options to certain employees at grant prices ranging from $8.43 per share to $9.10 per share. During 2011, the Company issued 70,000 incentive stock options to certain employees at prices ranging from $7.51 per share to $10.19 per share. During 2010, the Company issued 740,000 incentive stock options to certain employees at prices ranging from $7.27 per share to $8.50 per share. In addition, in 2010, 23,600 non-qualified stock options were issued to directors at a price of $7.68 per share.

Stock option activity for the nine months ended September 30, 2012 and 2011 was as follows:

	For the nine months ended September 30,
	2012			2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1	833,010	$7.54		763,600	$7.30
Granted	15,000	$8.65		70,000	$10.18
Forfeited	(108,360)	$7.28		(10,000)	$7.27
Exercised	(24,590)	$7.28		(590)	$7.68

Outstanding at September 30	715,060	$7.62	7.9 years	823,010	$7.54	8.8 years

Exercisable at September 30	250,024	$7.34	7.7 years	148,130	$7.28	8.7 years

Aggregate Intrinsic Value at September 30	$505,280			$—

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

Restricted stock activity for the nine months ended September 30, 2012 and 2011 was as follows:

	For the nine months ended September 30,
	2012		2011
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	8,800	$7.68	11,000	$7.68
Granted	—	$—	—	$—
Vested	(1,925)	$7.68	(2,200)	$7.68
Forfeited	(1,100)	$7.68	—	$—

Outstanding at September 30	5,775	$7.68	8,800	$7.68

At September 30, 2012, unrecognized compensation costs on unvested stock options and restricted stock awards was $1.5 million which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three and nine months ended September 30, 2012 and 2011was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Compensation expense:
Common stock options	$121	$139	$258	$386
Restricted common stock	4	4	9	13

Total compensation expense	125	143	267	399
Tax benefit	3	3	6	8

Net income effect	$122	$140	$261	$391

As of September 30, 2012, 858,600 options were issued and 591,112 options were available for issuance. As of September 30, 2012, based on the option agreements, there were 250,024 incentive stock options exercisable.

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

For the nine months ended September 30, 2012, options to purchase 714,102 shares of common stock and 4,338 shares of restricted stock were antidilutive, and accordingly, were excluded in determining diluted earnings per common share. For the nine months ended September 30, 2011, options to purchase 818,347 shares of common stock and 7,263 shares of restricted stock were antidilutive, and accordingly, were excluded in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three and nine months ended September 30, 2012 and September 30, 2011:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
	(in thousands, except share data)
Net income	$1,533	$1,166	$4,096	$10,027

Weighted average shares outstanding	12,447,659	12,405,298	12,430,106	12,392,626
Basic earnings per share	$0.12	$0.09	$0.33	$0.81
Diluted weighted average shares outstanding	12,451,333	12,406,150	12,432,501	12,398,826
Diluted basic earnings per share	$0.12	$0.09	$0.33	$0.81

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

During the second quarter of 2012, the Bank vacated portions of their leased premises. In accordance with ASC Section 840-40 Sale Leaseback Transactions, the Bank recognized an additional portion of the deferred gain in the amount of $425,000. As a result of vacating, the Bank recorded an early termination fee in the amount of $63,000 as rent expense. At September 30, 2012, the balance of the deferred gain to be recognized totaled $647,000.

In addition, during 2012, the Company sold its merchant card business recording a gain on the sale of $350,000.

NOTE 13 – REGULATORY MATTERS

On July 26, 2011, the Bank agreed with its bank regulators to take certain actions within certain timeframes, including maintaining a Tier 1 Leverage Capital ratio equal to or greater than 8%, and a “Well Capitalized” position; and not declaring or paying any dividends prior to receipt of a non-objection response from bank regulators.

As of September 30, 2012 and December 31, 2011, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based,

Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category as of September 30, 2012. The Bank’s risk based capital ratios at September 30, 2012 were as follows: Tier I risk based capital 13.49%; Total risk based capital 14.74%; Tier I leverage ratio 9.94%.

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

The merger of Cape Bank and Boardwalk Bank on January 31, 2008 resulted in a well-capitalized community oriented bank with a significant commercial loan presence. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. At the time of this merger, the United States was in the early stages of what has become one of the most severe recessions in its history. Interest rates have subsequently dropped to historically low levels, the national unemployment rate increased to above 9% and has remained at elevated levels for an extended period of time. The federal government provided direct financial assistance to major corporations as well as provided significant liquidity to the financial markets.

At September 30, 2012, the Company had total assets of $1.043 billion compared to $1.071 billion at December 31, 2011. For the three months ended September 30, 2012 and 2011, the Company had total revenues (interest income plus non-interest income) of $12.6 million and $12.8 million, respectively. Net income for the three months ended September 30, 2012 totaled $1.5 million compared to net income of $1.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, the Company had total revenues of $39.0 million and $40.8 million, respectively. Net income for the nine months ended September 30, 2012 totaled $4.1 million compared to $10.0 million for the nine months ended September 30, 2011. Included in the three and nine months ended September 30, 2011 were tax benefits totaling $4.6 million and $12.3 million, respectively, representing the reversal of a portion of the deferred tax valuation allowance.

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225

North Main Street, Cape May Court House, New Jersey 08210, our 14 branch offices located in Atlantic and Cape May Counties, New Jersey and two MDOs located in Burlington and Cape May Counties, New Jersey. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include savings accounts, checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At September 30, 2012, 92.9% of our loan portfolio was secured by real estate and 60.0% of our portfolio were commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey. The Company opened a MDO in Burlington County, New Jersey in February 2011. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness through 2012 in the local and national economies significantly affected our level of non-performing assets and loan foreclosure activity. However, we have made progress in improving our credit quality ratios. Non-performing loans as a percentage of total loans decreased to 2.47% at September 30, 2012 from 3.77% at December 31, 2011. The Company’s Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at September 30, 2012 was 35%, a significant improvement from 57% at December 31, 2011 and 69% at September 30, 2011. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets declined to 2.51% at September 30, 2012 from 3.38% at December 31, 2011. For the periods ended, and as of, September 30, 2012 and December 31, 2011, HFS are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total loans decreased to 1.71% at September 30, 2012 from 1.74% at December 31, 2011. The three months ended September 30, 2012 included loan charge-offs of $926,000 compared to charge-offs and write-downs of $8.1 million for the three months ended September 30, 2011. Of the $926,000 of loans charged-off during the current three month period, none of these were fully reserved for as of December 31, 2011. Our total loan portfolio increased from $729.0 million at December 31, 2011 to $731.3 million at September 30, 2012. Commercial loans increased $11.1 million, net of $9.4 million of loans transferred to OREO during the first nine months and $2.9 million of charge-offs, while residential mortgage loans declined $7.5 million and consumer loans declined $1.2 million. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits declined $20.7 million from $774.4 million at December 31, 2011 to $753.7 million at September 30, 2012. Increases in non-interest bearing accounts of $11.8 million, NOW and money market accounts of $11.9 million and an increase in savings accounts of $7.2 million were more than offset by a decrease in certificates of deposit of $51.7 million.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At September 30, 2012, our retail market area primarily included the area surrounding our 15 offices located in Cape May and Atlantic Counties, New Jersey and two MDOs located in Burlington and Cape May Counties, New Jersey. Additionally, on-line account opening is available for the following consumer deposit products: checking, savings, money market deposit and certificates of deposit and we offer an on-line mortgage application service

During the remainder of 2012 and 2013, Cape Bank will continue to emphasize the following:

1)	Grow the loan portfolios while adhering to our existing loan underwriting practices, which we believe are appropriate in the current market;

2)	Manage net interest income and operational improvements to reduce the Efficiency Ratio; and

3)	Continue our efforts to improve the Bank’s credit profile by reducing non-performing assets and classified items and focus on enhancing the Bank’s outreach to the community by building relationships.

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

The commercial loan department has also increased its staff in the Burlington County market with the addition of one well-seasoned commercial lender from that market area. The Bank is focused on identifying growth markets and capitalizing on the opportunities. Additionally, the Bank anticipates opening a MDO in Mercer County during the fourth quarter of 2012 with an expected staff of three commercial loan officers and a residential loan originator. The Bank will continue to focus on identifying growth markets and capitalizing on the opportunities going into 2013.

Manage net interest income and operational improvements:

Management anticipates that there will be continued pressure on the Net Interest Margin (“NIM”) during 2012 and 2013. Costs of funds have benefited from the decline in rates, but at the current levels, substantial further reductions appear likely. Conversely, more borrowers recognize the opportunities for reducing rates through refinancing existing debt. As banks struggle to grow assets, the competition for this business is intense keeping loan rates in check. Comments from the Federal Open Market Committee (“FOMC”) point to an extended period of low rates on the short end of the yield curve which could remain low through 2014. The result is that there is pressure on NIM which should continue through the remainder of 2012 and into 2013.

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

Net interest income will benefit if we are successful in increasing earning assets through growth in the loan portfolio. Early signs of activity are positive but with a fragile recovery exogenous factors could undermine our efforts.

Continue our efforts to reduce non-performing assets and focus on building customer relationship:

During the previous year and during the first nine months of 2012, Cape Bank has been able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. In addition, management arranged for the sale of several troubled credits in 2011. These steps helped performance by reducing non-earning assets and reducing costs that relate to problem loans. Management has continued these efforts in 2012, and has moved closer to reducing classified items to levels that fall more within industry norms. The Bank’s Classified Asset Ratio as of September 30, 2012 was 35%, a significant improvement from 57% at December 31, 2011 and 69% at September 30, 2011.

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

2012 Overview

Our market area has been significantly affected by the severe economic recession which has affected unemployment and real estate values. Unemployment in Atlantic and Cape May County was 12.2% and 9.0% respectively, as of August 2012. Median sale prices of single-family homes sold during the second quarter of 2012 declined compared to the same period in 2011 in both Atlantic and Cape May Counties, however the number of single-family homes sold during the second quarter of 2012 increased compared to the same period in 2011 in both Atlantic and Cape May Counties. The median sale prices decreased by 7.4% and 3.2%, in Atlantic and Cape May Counties respectively while the number of homes sold increased 10.3% and 3.5% in Atlantic and Cape May Counties respectively. The number of residential building permits issued declined from 2008 to 2009, leveled off during 2010 and declined again in 2011and for the first eight months of 2012. The gaming industry in New Jersey has been adversely affected by the recession and gaming competition from neighboring states. Commercial real estate (industrial, office and retail) values remain depressed on a national level compared to 2007 levels. Commercial real estate rents have declined since 2007 and commercial real estate vacancy rates have increased since 2007. In late 2011, and during the first half of 2012, commercial real estate (industrial, office and retail) showed improvement in values, rents and occupancy consistent with improvements within the economy and employment levels, however these improvements have slowed during the 2nd quarter of 2012 as job creation with the United States has slowed and general economic conditions both domestically and internationally during the second quarter of 2012 have not been as favorable as the 1st quarter of 2012.

Unemployment increased in Atlantic County and Cape May County as of August 2012 from August 2011 by 5.17% and 15.38% respectively. As of August 2012, unemployment in Atlantic and Cape May Counties was 12.2% and 9.0%, respectively. As of August 2011, unemployment in Atlantic and Cape May Counties was 11.6% and 7.8%, respectively, relatively flat from August 2010 of 11.5% and 7.3%, respectively. Traditionally, unemployment rates are favorably influenced by the summer season. The increase in the unemployment rate is inconsistent with indications we have had from businesses in our local markets. Local lodging facilities based on the barrier islands had a good 2012 season with little indication of discounting needed to keep hotels fully occupied, and the local market has benefitted from a mild 2012 winter and spring.

For the remainder of 2012 and 2013, Cape Bank will be focusing on core banking practices with an emphasis on managing non-performing assets. We intend to adhere to our existing loan underwriting practices, which we believe are appropriate in the current market. The recognition of additional goodwill impairment is dependent on many variables, some of which are not directly controllable by Cape Bank. However, with continued decreases in non-performing assets, and a focus on net interest margin and efficiency ratio, additional goodwill impairment is not probable. Our capital remains strong at Cape Bank and there is no expectation of raising additional capital during 2012 or 2013.

The Bank’s yield curve steepened from 2009 to 2010 then flattened slightly in 2011, as rates on the short end of the yield curve declined less than the rates on the longer end. During 2011, short term rates remained in a tighter range than mid and long term rates, particularly regarding long term rates during 2011 when they experienced historic declines. The Bank’s net interest margin has moved directionally, consistent with the bank’s yield curve during the past three years, from 2009 to 2010 the net interest margin improved 12 basis points and from 2010 to 2011 the net interest margin declined 6 basis points as the yield curve flattened. However, during the first nine months of 2012 the Bank’s yield curve has steepened as costs of interest bearing liabilities have declined more than the yield has declined on interest earning assets. The Bank’s net interest margin for the nine months ended September 30, 2012 was 3.75% compared to 3.66% for the twelve months ended December 31, 2011.

The Bank’s net interest margin has held within a range of 12 basis points during the past three years and was 3.60% for 2011, was at a high of 3.66% in 2010 and was 3.54% in 2009. The decline of 6 basis points from 2010 to 2011 was the result of the yield on interest earning assets declining 36 basis points while the cost of funds on interest bearing liabilities declined 32 basis points. The decline on the yield of interest earning assets was primarily the result of the yield on the investment and loan portfolios declining by 30 basis points from 2010 to 2011 while the portfolio mix changed as the average balance of investments increased by $9.7 million and the average balance of the loan portfolio decreased $21.4 million. The decline in the cost of interest-bearing liabilities was primarily attributable to the decline in the cost of funds of 65 basis points on money market accounts, 28 basis points on certificates of deposit, and 30 basis points on borrowings.

For the nine months ended September 30, 2012, the net interest margin increased 12 basis points to 3.75% from 3.63% for the nine months ended September 30, 2011. The increase of 12 basis points for the nine month period ended September 30, 2012 compared to the same period ended September 30, 2011, was the result of the yield on interest-earning assets declining 17 basis points while the cost of funds on interest-bearing liabilities declined 32 basis points. The decline on the yield of interest-earning assets was primarily the result of the yield on the investment and loan portfolios declining by 3 basis points and 11 basis points, respectively, during the measured period, while the portfolio mix changed as the average balance of investments increased by $11.2 million and the average balance of the loan portfolio decreased $39.3 million. The decline in the cost of interest-bearing liabilities was primarily attributable to the decline in the cost of funds of 39 basis points on money market accounts, 27 basis points on certificates of deposit, and 32 basis points on borrowings.

The historically low interest rate environment, which has been significantly influenced by the target Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefitted the Bank’s net interest income as our cost of funds decreased more than the decrease in the yield on our assets during the twelve month period ended December 31, 2010. However, during 2011, the Bank’s net interest margin did decline 6 basis points, and we expect during the remainder of 2012 that we will experience continued downward yield pressure on interest earning assets, without significant benefit from the downward repricing of interest-bearing liabilities. With the expected prolonged low interest rate environment, it is anticipated that net interest margin will remain under pressure for an extended period of time. We do anticipate the continued benefit of converting non-performing assets into earning assets during the remainder of 2012 and 2013.

If interest rates continue to remain at current levels over the next twelve months, as we expect, some margin compression will occur as our opportunities to reduce interest expense become fewer and loans and investments continue to reprice lower. Evidence of this scenario exists as the yield on earning assets decreased 17 basis points for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, while the cost of funds decreased 32 basis points for the same period.

The impact of changes in interest rates on the Bank’s net interest income is discussed in more detail in Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

At September 30, 2012, the Company’s total assets were $1.043 billion, a decrease of $27.8 million from the December 31, 2011 level of $1.071 billion.

Cash and cash equivalents decreased $6.0 million, or 23.47%, to $19.5 million at September 30, 2012 from $25.5 million at December 31, 2011.

Interest-bearing time deposits decreased $280,000, or 2.85%, from $9.8 million at December 31, 2011 to $9.5 million at September 30, 2012. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans increased to $731.3 million at September 30, 2012 from $729.0 million at December 31, 2011, an increase of $2.3 million or 0.32%. Net loans increased $2.5 million, net of a decrease in the allowance for loan losses of $170,000. Delinquent loans decreased $13.8 million to $16.8 million, or 2.29% of total gross loans, at September 30, 2012 from $30.6 million, or 4.20% of total gross loans at December 31, 2011. Total delinquent loans by portfolio at September 30, 2012 were $9.7 million of commercial mortgage and commercial business loans, $6.0 million of residential mortgage loans and $1.1 million of consumer loans. At September 30, 2012, delinquent loan balances by number of days delinquent were: 31 to 59 days – $890,000; 60 to 89 days – $659,000; and 90 days and greater – $15.2 million.

At September 30, 2012, the Company had $18.1 million in non-performing loans, or 2.47% of total gross loans, a decrease of $9.3 million from $27.4 million, or 3.77% of total gross loans at December 31, 2011. Non-performing loans do not include loans held for sale. Loans held for sale include $1.6 million of loans that are on non-accrual status. At September 30, 2012, non-performing loans by loan portfolio category were as follows: $12.5 million of commercial loans, $4.7 million of residential mortgage loans, and $819,000 of consumer loans. Of these stated delinquencies, the Company had $1.4 million of loans that were 90 days or more delinquent and still accruing (9 residential mortgage loans for $1.1 million and 4 consumer loans for $298,000). These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At September 30, 2012, commercial non-performing loans had collateral type concentrations of $3.7 million (11 loans or 30%) secured by commercial buildings and equipment, $1.3 million (8 loans or 10%) secured by residential related commercial loans, $410,000 (1 loan or 3%) secured by restaurant properties, $264,000 (1 loans or 2%) secured by land and building lots, $3.6 million (12 loans or 29%) secured by retail stores, $1.8 (4 loans or 15%) secured by hotels and B&B’s and $1.4 million (1 loan or 11%) secured by marina/recreational properties. The three largest commercial non-performing loans relationships are $3.9 million, $789,000, and $781,000.

We believe we have charged-off, written-down or established appropriate loss reserves on problem loans that we have identified. For the remainder of 2012 and throughout 2013, we anticipate a gradual decrease in the amount of problem assets. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities decreased $21.4 million, or 11.20%, to $169.3 million at September 30, 2012 from $190.7 million at December 31, 2011. At September 30, 2012 and December 31, 2011 all of the Company’s investment securities were classified as available-for-sale (AFS). The decrease in the portfolio is primarily a result of investment security sales. A portion of these proceeds were used by the Company to restructure the balance sheet as $20.0 million in FHLB fixed rate term borrowings were extinguished. The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the nine months ended September 30, 2012 and recorded an $8,000 charge to earnings related to the credit loss portion of impairment.

At September 30, 2012, other real estate owned (“OREO”) totaled $7.6 million and consisted of thirty-five residential properties (including twenty-seven building lots) and fourteen commercial properties. At December 31, 2011, OREO totaled $8.4 million and consisted of two residential and fifteen commercial properties. For the three months ended September 30, 2012, the Company sold three commercial OREO properties and six residential OREO properties with aggregate carrying values totaling $4.7 million. The Company recorded net gains on the sale of OREO of $44,000 in the third quarter of 2012 compared to net losses of $22,000 recorded in the third quarter of 2011. Also, during the current quarter, the Company added six commercial properties and six residential properties to OREO with aggregate carrying values of $4.1 million and $1.9 million, respectively. As of the date of this filing, the Company has agreements of sale for three OREO properties with an aggregate carrying value totaling $232,000. In the fourth quarter of 2012, the Company has added three residential OREO properties and one commercial OREO property with an aggregate carrying value of $460,000. In addition, the Company has sold one commercial OREO property and one residential OREO property with an aggregate value of $343,000. In the fourth quarter of 2012, the Company recorded net gains of $10,000 related to these sales.

At September 30, 2012, Cape Bancorp’s total deposits decreased $20.7 million, or 2.68% to $753.7 million from $774.4 million at December 31, 2011. At September 30, 2012, non-interest bearing deposits increased $11.8 million, or 15.57%, to $87.6 million from $75.8 million at December 31, 2011. NOW and money market accounts increased $12.0 million, or 3.71%, to $333.5 million at September 30, 2012 from $321.5 million at December 31, 2011 and savings deposits increased $7.2 million, or 8.18%, to $95.2 million at September 30, 2012 from $88.0 million at December 31, 2011. Certificates of deposit decreased $51.7 million, or 17.88%, to $237.4 million at September 30, 2012 from $289.1 million at December 31, 2011.

Borrowings decreased $14.0 million, or 9.72%, to $130.0 million at September 30, 2012 from $144.0 million at December 31, 2011. The Company extinguished $20.0 million in FHLB of NY fixed rate term borrowings which had a weighted average rate of 3.44% and maturity dates ranging from August 2013 through February 2014. The prepayment of these borrowings will be accretive to net interest income through the first quarter of 2014. In addition, in August 2012, the Company restructured an additional $54.0 million in borrowings, significantly lowering the cost of funds. As a result of both restructurings, net interest income is projected to increase by $1.3 million annually and the net interest margin will benefit by 22 basis points annually. At September 30, 2012, the Company’s borrowings to assets ratio decreased to 12.5% from 13.4% at December 31, 2011. Borrowings to total liabilities decreased to 14.6% at September 30, 2012 from 15.6% at December 31, 2011.

At September 30, 2012, the Company’s total equity increased to $151.0 million from $145.7 million at December 31, 2011, an increase of $5.3 million, or 3.62%. The increase in equity is primarily attributable to the net income of $4.1 million and a decrease in accumulated other comprehensive loss, net of tax of $461,000. At September 30, 2012, stockholders’ equity totaled $151.0 million or 14.47% of period-end assets, and tangible equity totaled $128.2 million or 12.56% of period-end tangible assets.

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

	For the three months ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$25,786	$37	0.57%	$25,940	$33	0.50%
Investments	172,664	1,157	2.68%	181,081	1,169	2.53%
Loans	736,648	9,755	5.27%	758,920	10,362	5.42%

Total interest-earning assets	935,099	10,949	4.66%	965,941	11,564	4.75%
Noninterest-earning assets	117,914			123,238
Allowance for loan losses	(12,108)			(13,649)

Total assets	$1,040,905			$1,075,530

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$157,868	130	0.33%	$139,248	115	0.33%
Savings accounts	94,546	42	0.18%	86,458	55	0.25%
Money market accounts	170,656	178	0.41%	170,874	340	0.79%
Certificates of deposit	250,118	719	1.14%	300,761	1,120	1.48%
Borrowings	121,644	828	2.71%	142,257	1,252	3.49%

Total interest-bearing liabilities	794,832	1,897	0.95%	839,598	2,882	1.36%
Noninterest-bearing deposits	85,917			83,732
Other liabilities	10,275			6,500

Total liabilities	891,024			929,830
Stockholders’ equity	149,881			145,700

Total liabilities & stockholders’ equity	$1,040,905			$1,075,530

Net interest income		$9,052			$8,682

Net interest spread			3.71%			3.39%
Net interest margin			3.85%			3.57%
Net interest income and margin (tax equivalent basis) (1)		$9,130	3.87%		$8,801	3.61%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.65%			115.05%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $79,000, and $119,000 for the three month period ended September 30, 2012 and 2011, respectively. The impact of this adjustment increased the average yield on investments from 2.68% to 2.86% for the three month period ended September 30, 2012 and from 2.53% to 2.82% for three month period ended September 30, 2011.

	For the nine months ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$26,675	$120	0.60%	$20,978	$95	0.61%
Investments	186,252	3,630	2.60%	175,037	3,496	2.63%
Loans	734,226	29,423	5.35%	773,570	31,576	5.46%

Total interest-earning assets	947,153	33,173	4.68%	969,585	35,167	4.85%
Noninterest-earning assets	117,600			110,715
Allowance for loan losses	(12,451)			(13,065)

Total assets	$1,052,302			$1,067,235

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$158,936	432	0.36%	$135,433	334	0.33%
Savings accounts	91,485	131	0.19%	84,667	163	0.26%
Money market accounts	166,930	546	0.44%	161,595	1,009	0.83%
Certificates of deposit	265,277	2,417	1.22%	311,609	3,467	1.49%
Borrowings	132,793	3,061	3.08%	151,631	3,856	3.40%

Total interest-bearing liabilities	815,421	6,587	1.08%	844,935	8,829	1.40%
Noninterest-bearing deposits	77,632			75,720
Other liabilities	10,753			5,895

Total liabilities	903,806			926,550
Stockholders’ equity	148,496			140,685

Total liabilities & stockholders’ equity	$1,052,302			$1,067,235

Net interest income		$26,586			$26,338

Net interest spread			3.60%			3.45%
Net interest margin			3.75%			3.63%
Net interest income and margin (tax equivalent basis) (1)		$26,857	3.79%		$26,693	3.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.16%			114.75%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $271,000, and $355,000 for the nine month period ended September 30, 2012 and 2011, respectively. The impact of this adjustment increased the average yield on investments from 2.60% to 2.79% for the nine month period ended September 30, 2012 and from 2.63% to 2.94% for the nine month period ended September 30, 2011.

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

	For the three months ended September 30, 2012 compared to September 30, 2011
	Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$—	$4	$4
Investments	(66)	54	(12)
Loans	(313)	(294)	(607)

Total interest income	(379)	(236)	(615)

Interest-Bearing Liabilities
Interest-bearing demand accounts	15	(0)	15
Savings accounts	5	(18)	(13)
Money market accounts	—	(162)	(162)
Certificates of deposit	(171)	(230)	(401)
Borrowings	(166)	(258)	(424)

Total interest expense	(317)	(668)	(985)

Total net interest income	$(62)	$432	$370

	For the nine months ended September 30, 2012 compared to September 30, 2011
	Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$26	$(1)	$25
Investments	187	(53)	134
Loans	(1,564)	(589)	(2,153)

Total interest income	(1,351)	(643)	(1,994)

Interest-Bearing Liabilities
Interest-bearing demand accounts	62	36	98
Savings accounts	12	(44)	(32)
Money market accounts	33	(496)	(463)
Certificates of deposit	(472)	(578)	(1,050)
Borrowings	(452)	(343)	(795)

Total interest expense	(817)	(1,425)	(2,242)

Total net interest income	$(534)	$782	$248

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011

General. Net income for the three months ended September 30, 2012 was $1.5 million, or $.12 per common and fully diluted share, compared to net income of $1.2 million, or $.09 per common share and fully diluted share for the three months ended September 30, 2011. The loan loss provision for the third quarter of 2012 totaled $710,000 compared to $8.8 million for the third quarter ended September 30, 2011. Included in the $8.8 million loan loss provision was $5.5 million related to the transfer of loans to the loans held for sale account. These loans were written-down to their fair market value on the date of transfer to the loans held for sale account. Net gains on the sale of loans totaled $227,000 for the third quarter 2012 compared to net gains of $45,000 for the same 2011 period. OREO rental income totaled $74,000 for the third quarter of 2012 compared to $31,000 for the same period a year ago. OREO expenses were $670,000 in the third quarter ended September 30, 2012 compared to $886,000 for the third quarter of 2011. Included in these expenses were OREO write-downs totaling $384,000 in the third quarter of 2012 compared to $748,000 of OREO write-downs in the third quarter of 2011. Loan related expenses totaled $392,000 for the third quarter ended September 30, 2012 compared to $916,000 for the same period in 2011. Net interest income increased $370,000 to $9.1 million in the third quarter of 2012 from $8.7 million in the third quarter of 2011. The net interest margin increased 28 basis points from 3.57% for the quarter ended September 30, 2011 to 3.85% for the quarter ended September 30, 2012. In addition, the three and nine months ended September 30, 2012 reflect an income tax benefit of $257,000 resulting from the reversal of a reserve established for certain tax positions taken in the 2008 tax return. Included in the three months ended September 30, 2011 were tax benefits totaling $4.6 million representing the reversal of a portion of the deferred tax valuation allowance.

For the nine months ended September 30, 2012, net income was $4.1 million, or $.33 per common and fully diluted share. This compares to net income of $10.0 million, or $.81 per common share and fully diluted share primarily resulting from the reversal of a portion of the deferred tax valuation allowance totaling $12.3 million. The loan loss provision totaled $2.6 million for the nine months ended September 30, 2012 compared to $15.1 million for the nine months ended September 30, 2011. The 2011 provision included the previously disclosed $5.5 million related to the transfer of loans to the loans held for sale account. Net gains on the sales of investment securities totaled $963,000 for the nine months ended September 30, 2012 compared to $167,000 in net securities gains for the nine months ended September 30, 2011. The nine months ended September 30, 2012 included a gain on the sale of bank premises of $425,000 compared to the initial $1.8 million gain recorded in the second quarter of 2011. The additional gain of $425,000 resulted from vacating leased space in the second quarter of 2012, which accelerated the recognition of a portion of the deferred gain. Net gains on the sale of loans totaled $400,000 for the nine months ended September 30, 2012 compared to net gains of $124,000 for the nine months ended September 30, 2011. Included in the nine month period ended September 30, 2012 was a $350,000 gain on the sale of the Company’s merchant card business as a strategic decision was made to exit the business. The nine months ended September 30, 2012 included an other-than-temporary-impairment (OTTI) charge of $8,000 compared to an OTTI charge of $274,000 for the nine months ended September 30, 2011. OREO rental income totaled $242,000 for the nine months ended September 30, 2012 compared to $62,000 for the same nine month period in 2011. OREO expenses were $1.6 million for the nine months ended September 30, 2012 compared to $1.1 million for the nine month period ended September 30, 2011. Included in these expenses were OREO write-downs totaling $796,000 for the nine months ended September 30, 2012 compared to $824,000 for the nine months ended September 30, 2011. Loan related expenses were $1.6 million for both nine month periods ended September 30, 2012. Other operating expenses for the nine months ended September 30, 2012 included a $921,000 penalty on the prepayment of fixed rate borrowings in the second quarter as the Company pursued opportunities to restructure the balance sheet.

Interest Income. Interest income decreased $615,000, or 5.3%, to $10.9 million for the three months ended September 30, 2012, from $11.6 million for the three months ended September 30, 2011. The decrease consists primarily of a $607,000 decrease related to interest income on loans. Average loan balances for the three month period ended September 30, 2012 declined $22.3 million, or 2.93%, to $736.6 million from $758.9 million for the three month period ended September 30, 2011. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield of the loan portfolio decreased 15 basis points to 5.27% for the three months ended September 30, 2012 from 5.42% for the three months ended September 30, 2011, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income partially offset by $58,000 of cash interest received on impaired loans. The average balance of the investment portfolio decreased $8.4 million, or 4.65%, to $172.7 million for the three month period ended September 30, 2012 from $181.1 million for the three month period ended September 30, 2011. The decrease in the average balance of investments is primarily a result of the Company using $21.0 million of the $37.0 million in sale proceeds to restructure the balance sheet as $20.0 million in FHLB fixed rate term borrowings were extinguished in June 2012. In connection with the early prepayment of these borrowings, the Company also incurred a charge of $921,000 to extinguish the debt. The average yield on the investment portfolio increased 15 basis points to 2.68% for the three months ended September 30, 2012 from 2.53% for the three months ended September 30, 2011. The increase in the investment portfolio yield is largely due to the impact of the investment sales discussed earlier, as the securities that were sold had a weighted average yield of 1.41%, which was less than the yield of the entire portfolio. This impact was partially offset by proceeds from higher yielding securities being reinvested into securities that have lower coupon rates.

For the nine months ended September 30, 2012, interest income totaled $33.2 million, a decrease of $2.0 million, or 5.7%, from the nine months ended September 30, 2011 total of $35.2 million. The decrease consists primarily of a $2.2 million decrease related to interest income on loans. This decrease was partially offset by an increase in interest income on investment securities and interest-earning deposits of $159,000. Average loan balances for the nine month period ended September 30, 2012 declined $39.3 million, or 5.09%, to $734.2 million from $773.5 million for the nine month period ended September 30, 2011. The average balance of the investment portfolio increased $11.2 million, or 6.4%, to $186.2 million for the nine month period ended September 30, 2012 from $175.0 million for the nine month period ended September 30, 2011.

Interest Expense. Interest expense decreased $985,000, or 34.2%, to $1.9 million for the three months ended September 30, 2012, from $2.9 million for the three months ended September 30, 2011. The decrease resulted primarily from lower interest rates being paid on deposits and a shift in deposit funding from higher costing certificates of deposit to lower costing core deposits like interest-bearing demand accounts, savings accounts and money market accounts. The average rate paid on money market accounts decreased 38 basis points to 0.41% for the three months ended September 30, 2012 from 0.79% for the three months ended September 30, 2011, for an interest expense savings of $162,000. In addition, the average rate paid on certificates of deposit decreased 34 basis points to 1.14% for the three months ended September 30, 2012 from 1.48% for the three months ended September 30, 2011 resulting in interest expense savings of $230,000. Interest expense also declined $171,000 due to the average balance of certificates of deposit decreasing $50.6 million, or 16.84%, to $250.1 million from $300.7 million for the same period. The average balance of borrowings declined $20.6 million, or 14.49%, to $121.6 million for the three months ended September 30, 2012 from $142.2 million for the three months ended September 30, 2011 and the average rate paid on borrowings decreased 78 basis points to 2.71% from 3.49% for the same period resulting in interest expense on borrowings declining $424,000. The savings achieved in borrowing interest expense is a result of actions taken by the Company in June and August of 2012 to restructure the balance sheet. These actions are discussed in more detail in Footnote 8 to the Consolidated Financial Statements.

For the nine months ended September 30, 2012, interest expense decreased $2.2 million, or 25.4%, to $6.6 million from $8.8 million for the nine months ended September 30, 2011, resulting from interest expense reductions of $1.1 million on certificates of deposit, $795,000 on borrowings and $463,000 on money market accounts. Interest rates paid on certificates of deposit declined to 1.22% for the nine months ended September 30, 2012 from 1.48% for the nine months ended September 30, 2011. The average balance for certificates of deposit declined $46.3 million to $265.3 million for the nine months ended September 30, 2012 from $311.6 million for the nine months ended September 30, 2011. The cost of borrowings declined 32 basis points to 3.08% for the nine months ended September 30, 2012 from 3.40% for the nine months ended September 30, 2011. Average borrowings declined $18.8 million to $132.8 million for the nine months ended September 30, 2012 from $151.6 million for the nine months ended September 30, 2011. For both the three and nine months ended September 30, 2012, the cost of borrowings benefited from the previously disclosed actions taken by the Company to restructure the balance sheet.

Net Interest Income. Net interest income increased $370,000, or 4.3%, to $9.1 million for the three months ended September 30, 2012, from $8.7 million for the three months ended September 30, 2011. The net interest margin increased 28 basis points to 3.85% for the three months ended September 30, 2012 from 3.57% for the three months ended September 30, 2011. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 117.65% for the three months ended September 30, 2012, from 115.05% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net interest income increased $248,000 to $26.6 million for the nine months ended September 30, 2012 from $26.3 million for the nine months ended September 30, 2011. The net interest margin increased 12 basis points to 3.75% for the nine months ended September 30, 2012 from 3.63% for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.16% from 114.75% for the nine months ended September 30, 2011.

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

We recorded a provision for loan losses of $710,000 for the three months ended September 30, 2012 compared to $8.8 million for the three months ended September 30, 2011. Included in the $8.8 million loan loss provision was $5.5 million related to the transfer of loans to the loans held for sale account. These loans were written-down to their fair market value on the date of transfer to the loans held for sale account. Loan charge-offs for the third quarter of 2012 were significantly lower and totaled $926,000 compared to charge-offs and write-downs totaling $8.1 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the loan loss provision totaled $2.6 million compared to $15.1 million for the nine months ended September 30, 2011. Loan charge-offs for the nine months ended September 30, 2012 totaled $2.9 million compared to loan charge-offs and write-downs of $13.6 million for the nine month period ended September 30, 2011. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 69.13% at September 30, 2012, from 46.10% at December 31, 2011 and 46.65% at September 30, 2011. Included in the nine months ended September 30, 2012 total charge-offs of $2.9 million were partial charge-offs of $1.7 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.16%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 6.34%. The coverage ratio is already net of loan charge-offs. Loan loss recoveries for the three months ended September 30, 2012 were $30,000 compared to $116,000 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, loan loss recoveries totaled $170,000 compared to loan loss recoveries of $173,000 for the nine months ended September 30, 2011.

The allowance for loan losses decreased $170,000, or 1.34%, to $12.483 million at September 30, 2012, from $12.653 million at December 31, 2011. The ratio of our allowance for loan losses to total loans decreased to 1.71% at September 30, 2012 from 1.74% of total loans at December 31, 2011. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at September 30, 2012 was an impairment reserve for TDRs in the amount of $158,000 compared to $215,000 at December 31, 2011.

Non-Interest Income. Non-interest income totaled $1.6 million for the three months ended September 30, 2012 compared to $1.3 million for the three months ended September 30, 2011. Net gains on the sale of loans totaled $227,000 for the three months ended September 30, 2012 compared $45,000 for the three months ended September 30, 2011. The third quarter of 2012 included net gains on the sale of OREO of $44,000 compared to net losses of $22,000 for the third quarter of 2011. OREO rental income totaled $74,000 for the third quarter of 2012 compared to $31,000 for the third quarter of 2011. For the nine months ended September 30, 2012, non-interest income totaled $5.8 million compared to $5.7 million for the nine months ended September 30, 2011. Net gains on the sales of investment securities totaled $963,000 for the nine months ended September 30, 2012 compared to $167,000 in net securities gains for the nine months ended September 30, 2011. Net gains on the sale of loans totaled $400,000 for the nine months ended September 30, 2012 compared to gains of $124,000 for the nine months ended September 30, 2011. The nine months ended September 30, 2012 included a gain on the sale of bank premises of $425,000 compared to the initial $1.8 million gain recorded in the second quarter of 2011. The additional gain of $425,000 resulted from vacating leased space in the second quarter of 2012, which accelerated the recognition of a portion of the deferred gain. The nine months ended September 30, 2012 included an other-than-temporary-impairment (OTTI) charge of $8,000 compared to an OTTI charge of $274,000 for the nine months ended September 30, 2011. Included in other operating income for the nine months ended September 30, 2012 was a $350,000 gain from the sale of the Company’s merchant card business. The nine months ended September 30, 2012 included net losses on OREO sales of $257,000 compared to net losses of $22,000 for the nine months ended September 30, 2011. OREO rental income totaled $242,000 for the nine months ended September 30, 2012 compared to $62,000 for the nine month period in 2011.

Non-Interest Expense. Non-interest expense decreased $206,000, or 2.5%, to $8.0 million for the three months ended September 30, 2012 from $8.2 million for the three months ended September 30, 2011. Lower loan related expenses ($524,000) and lower OREO expenses ($216,000) were partially offset by increases in salaries and employee benefits related to incentive compensation accruals. For the nine months ended September 30, 2012, non-interest expense increased $1.7 million to 24.1 million from $22.4 million for the nine months ended September 30, 2011. This increase primarily resulted from an increase in OREO expenses of $408,000 resulting from higher levels of OREO ($7.6 million at September 30, 2012 versus $6.6 million at September 30, 2011), higher advertising costs of $160,000 and the $921,000 prepayment penalty related to the debt extinguishment in the second quarter of 2012.

Income Tax Expense (Benefit). For the three months ended September 30, 2012, the Company recorded a net tax expense of $399,000 compared to a net tax benefit of $8.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company recorded a net tax expense of $1.7 million compared to a net tax benefit of $15.5 million for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2012, income taxes benefited from the reversal of a $257,000 reserve established for certain tax positions taken in the 2008 tax return. Included in the three and nine months ended September 30, 2011 were tax benefits totaling $4.6 million and $12.3 million, respectively, representing the reversal of a portion of the deferred tax asset valuation allowance.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $42.2 million through September 30, 2012 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of September 30, 2012, the Company’s entire investment portfolio, with a fair market value of $169.3 million, was classified as available-for-sale. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Total deposits were $753.7 million at September 30, 2012 and comprised 84.5% of total liabilities as compared to 83.7% at December 31, 2011.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2012, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of September 30, 2012 and December 31, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of September 30, 2012.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
September 30, 2012
Risk based capital ratios:
Tier I risk based capital	$99,716	13.49%	$29,567	4.00%	$44,351	6.00%
Total risk based capital	$109,000	14.74%	$59,159	8.00%	$73,948	10.00%
Tier I leverage ratio	$99,716	9.94%	$40,127	4.00%	$50,159	5.00%

December 31, 2011
Risk based capital ratios:
Tier I risk based capital	$94,686	12.57%	$30,131	4.00%	$45,197	6.00%
Total risk based capital	$104,144	13.82%	$60,287	8.00%	$75,358	10.00%
Tier I leverage ratio	$94,686	9.15%	$41,393	4.00%	$51,742	5.00%

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

Through September 30, 2012 all 15 of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment in this or prior periods. Of those securities, 11 have been completely written off and the 4 remaining bank-issued CDOs have a total book value of $559,000 and a fair value of $511,000 at September 30, 2012. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. As a result of these conditions, many bank issuers failed causing them to default on their security obligations while some bank trust preferred issuers have elected to defer future payments of interest on such securities. At September 30, 2012, the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $3.5 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012, a valuation allowance of approximately $1.6 million had been established against the Company’s deferred tax assets representing no change from December 31, 2011. Management considered several factors, discussed in Footnote 9 to the Financial Statements, in determining the amount of the deferred tax asset that was more likely than not realizable. Income tax expense for both the three and nine months ended September 30, 2012 included a benefit from the reversal of a $257,000 reserve that was previously established for certain tax positions taken in the 2008 tax return. As a result of this reversal, the Company no longer has a reserve related to unrecognized tax benefits at September 30, 2012.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the guidance for the period ended September 30, 2012.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has complied with the guidance for the period ended September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board, which meets quarterly, as well as an Asset/Liability Committee. The Asset/Liability Committee meets monthly and is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Marketing Officer, Senior Vice President of Residential Lending and the Vice President/Treasurer. The Interest

Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial loans that generally tend to have shorter maturity or repricing periods and higher interest rates than residential mortgage loans;

•	investing in shorter duration investment grade corporate securities, U.S. Government agency obligations, municipal securities and collateralized mortgage-backed securities;

•	obtaining general financing through lower cost deposits, brokered deposits and the overnight advance from the Federal Home Loan Bank;

•	originating adjustable rate and short-term consumer loans; and

•	selling a portion of our long-term residential mortgage loans.

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

The table below sets forth, as of September 30, 2012, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated Net Interest Income	Increase (Decrease) in
		Estimated Net Interest Income
		Amount	Percent
	(dollars in thousands)
+200	$31,314	$(2,237)	-6.67%
+100	$32,650	$(901)	-2.69%
0	$33,551	$—	—
-100	$34,043	$492	1.47%
-200	$33,653	$102	0.30%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2012, in the event of a 100 basis point increase in interest rates, we would experience a $901,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $492,000 increase in net interest income.

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

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Michael D. Devlin (3)

10.3	Change in Control Agreement for Guy Hackney (3)

10.4	Change in Control Agreement for James McGowan, Jr. (3)

10.5	Change in Control Agreement for Michele Pollack (3)

10.6	Change in Control Agreement for Donald Dodson (3)

10.7	Change in Control Agreement for Charles L. Pinto (4)

10.8	Form of Director Retirement Plan (1)

10.9	2008 Equity Incentive Plan (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2012 formatted in XBRL: (1) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (2) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and September 30, 2011 (unaudited); (3) Consolidated Statements of Changes in Comprehensive Income for the Nine Months Ended September 30, 2012 and September 30, 2011 (unaudited); (4) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2012 (unaudited) and Year Ended December 31, 2011; (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011; and (6) Notes to Consolidated Financial Statements (unaudited) (6)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(6)	Pursuant to Rule 406T of Regulation S-T, the XBRL-Related information in Exhibit 101 is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.
Date: November 2, 2012	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: November 2, 2012	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer