Form 10-K
period 2012-12-31
Cape Bancorp, Inc.
filed 2013-03-15
CIK 1411303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     YES  ☐    NO  ☒

As of March 14, 2013 there were 13,344,776 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, was $103,196,000.

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

The merger of Cape Bank and Boardwalk Bank on January 31, 2008 resulted in a well-capitalized community oriented bank with a significant commercial loan presence. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. At the time of this merger the United States was in the early stages of what has become one of the most severe recessions in its history. Interest rates have subsequently dropped to historically low levels, the national unemployment rate increased to above 9% and has remained at elevated levels for an extended period of time. The federal government provided direct financial assistance to major corporations as well as provided significant liquidity to the financial markets.

At December 31, 2012, the Company had total assets of $1.041 billion compared to $1.071 billion at December 31, 2011. For the years ended December 31, 2012 and 2011, the Company had total revenues of $51.5 million and $51.8 million, respectively. Net income for the year ended December 31, 2012 totaled $4.6 million compared to $8.0 million for the year ended December 31, 2011. At December 31, 2012, the Company had total deposits of $784.6 million and total stockholders’ equity of $150.8 million, compared to total deposits of $774.4 million and total stockholders’ equity of $145.7 million at December 31, 2011. Results of operations differ from the results reported in the Company’s press release of February 1, 2013 due to new information related to the financial condition of a customer at December 31, 2012. This change resulted in an additional $823,000 loan loss provision arising from the placing of $2.2 million in loans on non-accrual status and the subsequent charge-off of $1.1 million of that exposure. Management became aware of the change in the customer’s financial status at the end of February 2013. The change resulted in a decrease in net income from the previously reported amount of $551,000, or $0.04 per common and fully diluted share, for the year ended December 31, 2012. All applicable financial information has been updated to reflect this change.

Cape Bank

General

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, our 14 branch offices located in Atlantic and Cape May Counties, New Jersey and our market development offices (“MDOs”). We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include checking accounts, money market accounts, certificates of deposit with terms ranging from 30 days to 84 months and savings accounts. At December 31, 2012, 92.4% of our loan portfolio was secured by real estate and 60.9% of our portfolio was commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs located in Burlington and Mercer Counties, New Jersey. The Mercer County MDO opened in November 2012. In addition, in March 2013, the Company opened a MDO in Radnor, PA to service the five county Philadelphia market area. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The severe recession of 2008 and 2009, and the continued economic weakness through 2012 in the local and national economies significantly affected our level of non-performing assets and loan foreclosure activity. However, we have made progress in improving our credit quality ratios. Non-performing loans as a percentage of total gross loans decreased to 2.67% at December 31, 2012 from 3.77% at December 31, 2011. The Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at December 31, 2012 was 30%, a significant improvement from 57% at December 31, 2011. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 2.61% at December 31, 2012 from 3.38% at December 31, 2011. For the periods ended, and as of December 31, 2012 and December 31, 2011, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total loans decreased to 1.36% at December 31, 2012, from 1.74% at December 31, 2011, while the ratio of our allowance for loan losses to non-performing loans increased to 50.86% at December 31, 2012 from 46.10% at December 31, 2011. For the year ended December 31, 2012, loan charge-offs totaled $7.5 million compared to loan charge-offs and write-downs of loans transferred to loans held for sale of $19.7 million for the year ended December 31, 2011. Of the $7.5 million of loan charge-offs during 2012, none of these were fully reserved for as of December 31, 2011. Our total loan portfolio decreased from $729.0 million at December 31, 2011 to $724.5 million at December 31, 2012. Commercial loans increased $13.7 million, net of $10.2 million of commercial loans transferred to OREO throughout the year and $7.5 million of charge-offs, while residential mortgage loans declined $16.5 million and consumer loans declined $1.7 million. The decline in mortgage loans resulted from normal amortizations, payoffs and the Bank selling approximately 54% of originations made during the year in an effort to manage interest rate risk. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $10.2 million from $774.4 million at December 31, 2011 to $784.6 million at December 31, 2012. Increases in NOW and money market deposits of $42.0 million, non-interest bearing accounts of $10.5 million and savings deposits of $8.2 million more than offset a reduction in certificates of deposit of $50.5 million.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At December 31, 2012, our market area primarily included the area surrounding our 15 offices located in Cape May and Atlantic Counties, New Jersey and our MDOs located in Burlington and Mercer Counties, New Jersey.

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

Market Area

Our primary market area consists of Cape May and Atlantic Counties, which includes communities along the barrier islands of the southern New Jersey shore and the mainland areas. While the economies along the New Jersey shore are more seasonal in nature, the mainland areas are comprised of year-round communities. The economy of our market area is impacted by the gaming industry, a variety of service businesses, vacation-related businesses concentrated along the coastal areas and, to a lesser degree, commercial fishing and agriculture. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry, and is an important regional economic hub. The opening of our MDO in Mercer County, New Jersey in November 2012 is an effort to expand the Bank’s presence and diversify its customer base in the central region of the State. The severe national and local economic recession that began in late 2007 has had a significant negative impact on our market area. Unemployment rates have risen steadily in both Atlantic and Cape May Counties, reaching levels of 14.3% and 16.2% respectively at December 2012. This persistent increase in the unemployment rates was inconsistent with the State of New Jersey that had seen unemployment level off between 2010 and 2011, yet increase again in 2012 to 9.3% as of December 2012. The national trend of unemployment has seen declines from 9.4% at December 2010 to 8.5% at December 2011 to 7.8% at December 2012. Both residential and commercial real estate values have declined during this recession. Residential real estate median sales prices have decreased 1.2% in Atlantic County and increased 32.0% in Cape May County when comparing the quarter ended September 30, 2012 to the same period in 2011. Additionally, the number of residential building permits issued in 2012 increased from 2011, by 18% and 11% in Atlantic County and Cape May County, respectively. The gaming industry in New Jersey continues to be adversely affected by the recession and gaming competition from neighboring states. Commercial real estate (industrial, office and retail) values remain depressed on a national level compared to 2007 levels, commercial real estate rents have declined since 2007 and commercial real estate vacancy rates have increased since 2007. However, the improvement in the commercial real estate market (industrial, office and retail) that began in 2011 continues during 2012 with improving values, rents and occupancy rates consistent with improvements within the economy. The Company believes that this information, both nationally and regionally, is consistent with the Atlantic City metropolitan area.

The gaming industry is a significant economic force in our market and has already suffered a serious decline in revenues due to the economy and increased regional competition. The Atlantic City casino industry has experienced mixed results through the first three quarters of 2012. The items below reflect changes excluding the Revel which opened in April 2012.

Gross operating profit up 9% for the nine month period;

Nine casinos had revenue declines during the period;

Occupancy rate in the casino hotels was up slightly to 86.2% from 85.2% the previous year.

Competition from neighboring states has played an important role in this decline. Pennsylvania now has 11 operating casinos representing an addition of one from the previous year. These casinos offer both table games and slots. Delaware has only three casinos, but in 2012 began offering table games in addition to their historic slot offerings. In an attempt to revitalize Atlantic City, the State of New Jersey has worked on several initiatives:

The Tourism District Law led to a $30 million marketing plan and realigned State gaming agencies to reduce bureaucracy.

In 2011, a second casino related law was passed with a comprehensive overhaul of casino regulations. This was the first major revision since 1977.

In February 2013, the State passed a law permitting online gaming in the state if the customer registers with an existing casino.

Notwithstanding the recession, the year-round residency has remained relatively unchanged in both Cape May and Atlantic Counties from 2010 to 2012. Median household income has remained relatively stable in each county during the past three years, and was $54,993 for Atlantic County and $55,114 for Cape May County during 2012. For the State of New Jersey, median household income during 2012 was $66,950.

Competition

We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Bank and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 14.0% of the deposits in Cape May County, which was the 2nd largest market share out of the 14 financial institutions with offices in Cape May County, and we held approximately 8.1% of the deposits in Atlantic County, which was the 6th largest market share of the 16 financial institutions with offices in Atlantic County. On a combined market basis we held approximately 10.1% of the deposits which was the 3rd largest market share of 21 financial institutions.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies. Our market area has a large number of competitors offering real estate lending products. Data is not available to determine our competitive position among this group. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We offer a variety of loans, including commercial mortgages, commercial loans, residential mortgage loans, home equity loans and lines of credit, and construction loans. Our commercial mortgage loan portfolio at December 31, 2012, comprised 53.0% of our total loan portfolio, which was greater than any other loan category.

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

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$383,650	53.0%	$374,252	51.4%	$413,487	52.7%	$412,475	51.3%	$411,809	51.8%
Residential mortgage	235,921	32.6%	252,513	34.6%	258,047	32.9%	244,897	30.5%	226,963	28.5%
Construction	1,765	0.2%	12,378	1.7%	15,191	1.9%	28,839	3.6%	54,187	6.8%
Home equity loans and lines of credit	45,258	6.2%	47,237	6.5%	47,875	6.1%	52,806	6.6%	46,850	5.9%
Commercial business loans	56,589	7.8%	41,827	5.7%	48,223	6.1%	62,685	7.8%	54,319	6.8%
Other consumer loans	1,317	0.2%	1,023	0.1%	2,207	0.3%	1,284	0.2%	1,388	0.2%

Total loans	$724,500	100.0%	$729,230	100.0%	$785,030	100.0%	$802,986	100.0%	$795,516	100.0%

Less:
Allowance for loan losses	9,852		12,653		12,538		13,311		11,240
Deferred loan fees, net	252		236		174		202		407

Total loans, net	$714,396		$716,341		$772,318		$789,473		$783,869

Loan Portfolio Maturities and Yields. The following tables summarize the scheduled maturities of our loan portfolio at December 31, 2012 and December 31, 2011. Demand loans, loans having no stated repayment schedule at maturity and overdraft loans are reported as being due in one year or less. Maturities are based on final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
At December 31, 2012	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2013	11,768	6.83%	1,144	4.60%	1,765	4.29%	184	4.66%
2014	6,812	6.57%	219	5.55%	—	0.00%	334	4.72%
2015	1,086	6.19%	415	5.20%	—	0.00%	610	4.49%
2016 to 2017	64,953	5.21%	2,582	5.89%	—	0.00%	1,932	5.02%
2018 to 2022	40,488	4.98%	14,067	5.02%	—	0.00%	12,073	5.50%
2023 to 2027	49,677	5.95%	40,240	4.34%	—	0.00%	28,841	4.09%
2028 to 2030	27,976	6.13%	15,611	5.04%	—	0.00%	—	0.00%
2031 to 2033	52,488	6.02%	10,755	5.34%	—	0.00%	1,284	4.34%
2034 to 2035	22,979	6.76%	21,073	4.88%	—	0.00%	—	0.00%
2036 to 2037	21,133	6.35%	8,361	5.68%	—	0.00%	—	0.00%
2038 to 2040	84,290	6.00%	53,246	4.90%	—	0.00%	—	0.00%
2041 and beyond	—	0.00%	68,208	4.37%	—	0.00%	—	0.00%

Total	$383,650	5.87%	$235,921	4.72%	$1,765	4.29%	$45,258	4.53%

	Commercial Business Loans		Other Consumer Loans (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2013	32,926	4.97%	119	0.69%	47,906	5.38%
2014	1,046	6.33%	7	13.50%	8,418	6.45%
2015	1,886	5.45%	—	0.00%	3,997	5.48%
2016 to 2017	13,250	5.18%	—	0.00%	82,717	5.22%
2018 to 2022	6,015	4.51%	—	0.00%	72,643	5.04%
2023 to 2027	183	5.58%	1,191	3.56%	120,132	4.94%
2028 to 2030	542	4.00%	—	0.00%	44,129	5.72%
2031 to 2033	559	5.37%	—	0.00%	65,086	5.87%
2034 to 2035	182	7.25%	—	0.00%	44,234	5.87%
2036 to 2037	—	0.00%	—	0.00%	29,494	6.16%
2038 to 2040	—	0.00%	—	0.00%	137,536	5.57%
2041 and beyond	—	0.00%	—	0.00%	68,208	4.37%

Total	$56,589	5.02%	$1,317	3.35%	$724,500	5.34%

(1)	Includes overdrawn DDA accounts.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
At December 31, 2011	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2012	$11,164	7.34%	$1,290	5.28%	$10,510	6.64%	$144	4.15%
2013	5,390	6.55%	625	5.37%	1,868	5.75%	450	5.66%
2014	5,503	6.91%	470	5.68%	—	0.00%	918	5.30%
2015 to 2016	15,119	5.83%	1,662	5.88%	—	0.00%	1,405	5.26%
2017 to 2021	11,237	6.45%	20,036	5.25%	—	0.00%	12,400	5.39%
2022 to 2026	51,279	6.48%	39,932	4.73%	—	0.00%	31,031	4.49%
2027 to 2029	27,079	6.53%	21,668	5.22%	—	0.00%	686	3.33%
2030 to 2032	55,263	6.98%	6,986	5.42%	—	0.00%	203	5.41%
2033 to 2034	40,534	6.55%	22,199	5.07%	—	0.00%	—	0.00%
2035 to 2036	28,622	6.70%	23,683	5.48%	—	0.00%	—	0.00%
2037 to 2039	106,280	6.23%	44,296	5.38%	—	0.00%	—	0.00%
2040 and beyond	16,782	6.09%	69,666	4.83%	—	0.00%	—	0.00%

Total	$374,252	6.50%	$252,513	5.09%	$12,378	6.51%	$47,237	4.76%

	Commercial Business Loans		Other Consumer Loans (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2012	$28,520	5.47%	$82	2.53%	$51,710	6.10%
2013	1,266	5.85%	11	13.58%	9,610	6.19%
2014	1,362	6.26%	12	13.50%	8,265	6.56%
2015 to 2016	5,930	6.14%	—	—	24,116	5.88%
2017 to 2021	3,286	6.54%	—	—	46,959	5.66%
2022 to 2026	123	7.18%	918	3.96%	123,283	5.39%
2027 to 2029	573	6.50%	—	—	50,006	5.92%
2030 to 2032	160	8.25%	—	—	62,612	6.80%
2033 to 2034	422	4.25%	—	—	63,155	6.01%
2035 to 2036	185	7.25%	—	—	52,490	6.15%
2037 to 2039	—	—	—	—	150,576	5.98%
2040 and beyond	—	—	—	—	86,448	5.07%

Total	$41,827	5.71%	$1,023	4.06%	$729,230	5.85%

(1)	Includes overdrawn DDA accounts.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2012 and December 31, 2011 that are contractually due within one year and after one year.

	At December 31, 2012
	Fixed Rate			Adjustable Rate
	Due Within One Year	Due After One Year	Total	Due Within One Year	Due After One Year	Total	Total Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$7,767	$9,399	$17,166	$4,001	$362,483	$366,484	$383,650
Residential mortgage	1,142	205,494	206,636	—	29,285	29,285	235,921
Construction	1,341	—	1,341	424	—	424	1,765
Home equity loans and lines of credit	155	16,208	16,363	29	28,866	28,895	45,258
Commercial business loans	2,662	22,189	24,851	30,264	1,474	31,738	56,589
Other consumer loans	114	7	121	5	1,191	1,196	1,317

Total	$13,181	$253,297	$266,478	$34,723	$423,299	$458,022	$724,500

	At December 31, 2011
	Fixed Rate			Adjustable Rate
	Due Within One Year	Due After One Year	Total	Due Within One Year	Due After One Year	Total	Total Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$5,225	$15,794	$21,019	$5,938	$347,295	$353,233	$374,252
Residential mortgage	1,290	216,367	217,657	—	34,856	34,856	252,513
Construction	6,325	1,867	8,192	4,186	—	4,186	12,378
Home equity loans and lines of credit	102	18,729	18,831	43	28,363	28,406	47,237
Commercial business loans	5,633	12,266	17,899	22,887	1,041	23,928	41,827
Other consumer loans	76	23	99	7	917	924	1,023

Total	$18,651	$265,046	$283,697	$33,061	$412,472	$445,533	$729,230

The following table sets forth fixed and adjustable rate loans at December 31, 2012 and at December 31, 2011 as a percentage of the total loan portfolio.

	Percentage of Total Loan Portfolio
	At December 31, 2012
	(dollars in thousands)
	Fixed Rate	Percent of Total Loans	Adjustable Rate	Percent of Total Loans	Total
Real estate loans:
Commercial mortgage	$17,166	2.4%	$366,484	50.6%	$383,650
Residential mortgage	206,636	28.6%	29,285	4.0%	235,921
Construction	1,341	0.1%	424	0.1%	1,765
Home equity loans and lines of credit	16,363	2.2%	28,895	4.0%	45,258
Commercial business loans	24,851	3.4%	31,738	4.4%	56,589
Other consumer loans	121	0.0%	1,196	0.2%	1,317

Total	$266,478	36.7%	$458,022	63.3%	$724,500

	Percentage of Total Loan Portfolio
	At December 31, 2011
	(dollars in thousands)
	Fixed Rate	Percent of Total Loans	Adjustable Rate	Percent of Total Loans	Total
Real estate loans:
Commercial mortgage	$21,019	2.9%	$353,233	48.4%	$374,252
Residential mortgage	217,657	29.8%	34,856	4.8%	252,513
Construction	8,192	1.1%	4,186	0.6%	12,378
Home equity loans and lines of credit	18,831	2.6%	28,406	3.9%	47,237
Commercial business loans	17,899	2.5%	23,928	3.3%	41,827
Other consumer loans	99	0.0%	924	0.1%	1,023

Total	$283,697	38.9%	$445,533	61.1%	$729,230

The Bank’s fixed rate loans decreased as a percentage of total loans to 36.7% at December 31, 2012 from 38.9% at December 31, 2011. This decrease in fixed rate loans as a percentage of total loans resulted from the predominately fixed rate residential loan portfolio decreasing at a faster rate than the predominately adjustable rate commercial loan portfolio. Having a larger percentage of the loan portfolio in adjustable rate loans helps us better manage interest rate risk. During the past two years while market interest rates fell to historically low levels, we were able to maintain a net interest margin of 3.75% and 3.60% for 2012 and 2011, respectively. This increase in net interest margin during 2012 resulted from a decline of 36 basis points in the cost of interest-bearing liabilities partially offset by a 17 basis point decrease in the yield on interest-earning assets. The net interest margin for 2012 benefitted from the previously disclosed debt extinguishment in the second quarter of 2012, and the further restructuring of debt in the third quarter of 2012. Based on our interest rate risk modeling, when market interest rates rise our net interest income will be negatively affected based on the assumptions used in our analysis located in the section within this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.

The following table sets forth fixed and adjustable rate loans at December 31, 2012 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Fixed Rate at December 31, 2012
	(dollars in thousands)
	Within Ten Years	Percent of Total Loans	Ten to Twenty Years	Percent of Total Loans	Over Twenty Years	Percent of Total Loans	Total
Real estate loans:
Commercial mortgage	$13,947	1.9%	$1,557	0.2%	$1,662	0.3%	$17,166
Residential mortgage	17,394	2.4%	58,125	8.1%	131,117	18.1%	206,636
Construction	1,341	0.1%	—	0.0%	—	0.0%	1,341
Home equity loans and lines of credit	8,695	1.2%	7,668	1.0%	—	0.0%	16,363
Commercial business loans	23,841	3.3%	828	0.1%	182	0.0%	24,851
Other consumer loans	121	0.0%	—	0.0%	—	0.0%	121

Total loans	$65,339	8.9%	$68,178	9.4%	$132,961	18.4%	$266,478

	Adjustable Rate at December 31, 2012
	(dollars in thousands)
	Within Ten Years	Percent of Total Loans	Ten to Twenty Years	Percent of Total Loans	Over Twenty Years	Percent of Total Loans	Total
Real estate loans:
Commercial mortgage	$111,159	15.3%	$104,942	14.5%	$150,383	20.8%	$366,484
Residential mortgage	1,032	0.1%	632	0.1%	27,621	3.8%	29,285
Construction	424	0.1%	—	0.0%	—	0.0%	424
Home equity loans and lines of credit	6,438	0.9%	22,457	3.1%	—	0.0%	28,895
Commercial business loans	31,282	4.3%	53	0.0%	403	0.1%	31,738
Other consumer loans	5	0.0%	1,191	0.2%	—	0.0%	1,196

Total loans	$150,340	20.7%	$129,275	17.9%	$178,407	24.7%	$458,022

	Total Loans at December 31, 2012
	(dollars in thousands)
	Within Ten Years	Percent of Total Loans	Ten to Twenty Years	Percent of Total Loans	Over Twenty Years	Percent of Total Loans	Total
Real estate loans:
Commercial mortgage	$125,106	17.2%	$106,499	14.7%	$152,045	21.1%	$383,650
Residential mortgage	18,426	2.5%	58,757	8.2%	158,738	21.9%	235,921
Construction	1,765	0.2%	—	0.0%	—	0.0%	1,765
Home equity loans and lines of credit	15,133	2.1%	30,125	4.1%	—	0.0%	45,258
Commercial business loans	55,123	7.6%	881	0.1%	585	0.1%	56,589
Other consumer loans	126	0.0%	1,191	0.2%	—	0.0%	1,317

Total loans	$215,679	29.6%	$197,453	27.3%	$311,368	43.1%	$724,500

The following table sets forth fixed and adjustable rate loans at December 31, 2011 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Fixed Rate at December 31, 2011
	(dollars in thousands)
	Within Ten Years	Percent of Total Loans	Ten to Twenty Years	Percent of Total Loans	Over Twenty Years	Percent of Total Loans	Total
Real estate loans:
Commercial mortgage	$17,245	2.5%	$1,315	0.2%	$2,459	0.3%	$21,019
Residential mortgage	22,885	3.1%	66,436	9.1%	128,336	17.6%	217,657
Construction	8,192	1.1%	—	0.0%	—	0.0%	8,192
Home equity loans and lines of credit	9,445	1.3%	9,386	1.3%	—	0.0%	18,831
Commercial business loans	16,915	2.3%	639	0.1%	345	0.0%	17,899
Other consumer loans	99	0.0%	—	0.0%	—	0.0%	99

Total loans	$74,781	10.3%	$77,776	10.7%	$131,140	17.9%	$283,697

	Adjustable Rate at December 31, 2011
	(dollars in thousands)
	Within Ten Years	Percent of Total Loans	Ten to Twenty Years	Percent of Total Loans	Over Twenty Years	Percent of Total Loans	Total
Real estate loans:
Commercial mortgage	$31,169	4.4%	$106,032	14.5%	$216,032	29.6%	$353,233
Residential mortgage	1,197	0.2%	871	0.1%	32,788	4.5%	34,856
Construction	4,186	0.6%	—	0.0%	—	0.0%	4,186
Home equity loans and lines of credit	5,872	0.8%	22,534	3.1%	—	0.0%	28,406
Commercial business loans	23,448	3.1%	57	0.0%	423	0.1%	23,928
Other consumer loans	7	0.0%	917	0.1%	—	0.0%	924

Total loans	$65,879	9.1%	$130,411	17.8%	$249,243	34.2%	$445,533

	Total Loans at December 31, 2011
	(dollars in thousands)
	Within Ten Years	Percent of Total Loans	Ten to Twenty Years	Percent of Total Loans	Over Twenty Years	Percent of Total Loans	Total
Real estate loans:
Commercial mortgage	$48,414	6.9%	$107,347	14.7%	$218,491	29.9%	$374,252
Residential mortgage	24,082	3.3%	67,307	9.2%	161,124	22.1%	252,513
Construction	12,378	1.7%	—	0.0%	—	0.0%	12,378
Home equity loans and lines of credit	15,317	2.1%	31,920	4.4%	—	0.0%	47,237
Commercial business loans	40,363	5.4%	696	0.1%	768	0.1%	41,827
Other consumer loans	106	0.0%	917	0.1%	—	0.0%	1,023

Total loans	$140,660	19.4%	$208,187	28.5%	$380,383	52.1%	$729,230

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

The following table indicates our commercial loan portfolio concentrations sorted by the North American Industry Classification System (NAICS) code as of December 31, 2012.

Commercial Loan Concentrations

December 31, 2012

Real Estate and Rental and Leasing	26.2%
Accomodation and Food Services	25.0%
Retail Trade	12.3%
Health Care and Social Assistance	8.2%
Arts, Entertainment and Recreation	6.2%
Other Services	4.7%
Agriculture, Forestry, Fishing and Hunting	3.7%
Construction	3.3%
Professional, Scientific, Technical and Information Services	2.7%
Wholesale Trade	2.6%
Manufacturing	2.4%
Transportation and Warehousing	1.1%
Administrative, Educational and Support Services	1.0%
Finance and Insurance	0.6%

100.0%

Commercial Mortgage Loans. At December 31, 2012, commercial mortgage loans totaled $383.6 million, or 53.0%, of our total loan portfolio, which was greater than any other loan category, including one-to-four family residential mortgage loans. Commercial mortgage loans totaled $374.3 million, or 51.4%, of the total loan portfolio at December 31, 2011.

We offer commercial mortgage loans secured by real estate primarily with interest rates that reset every five to ten years and are generally based on an amortization schedule of up to 25 years. Commercial construction loans also are originated for the acquisition and development of land as part of a full construction project and are typically based upon the prime interest rate as published in The Wall Street Journal with interest rate floors. These loans typically are paid off by permanent mortgages obtained by the buyers; commercial construction loans convert to a commercial mortgage loan once construction is completed. Commercial construction/mortgage loans for the development of non- owner occupied real estate are originated with loan-to-value ratios of up to 75%. Commercial mortgage loans for owner occupied real estate are originated with loan-to-value ratios of up to 80%. The loan-to-value ratio is defined as the lesser of the actual acquisition cost or the estimated value determined by an independent appraisal.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and cash flow. Repayments of loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than residential mortgage loans. See “Risk Factors – Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose the Bank to Increased Lending Risks”. To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.

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

In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired from the time of origination or most recent appraisal, then the Company may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. At December 31, 2012, the Company had, 30 unsecured commercial loans totaling $2.5 million, of which the largest was $1.0 million. The Company’s current practice when originating a commercial real estate loan is to use the commercial real estate as collateral, but, as noted above, the extension of credit is based on many other factors in addition to the value of the collateral. As a matter of practice, loan-to-value ratios on non-owner occupied real estate seldom exceed 75% and seldom exceed 80% on owner occupied real estate. If a loan is in a performing status it is not the practice of this Company to obtain updated appraised values of the collateral. The Company’s practice regarding loans delinquent 90 days or greater is discussed previously within this document.

Delinquencies in the commercial mortgage loan portfolio showed significant improvement at year-end 2012. At December 31, 2012, 29 commercial mortgage loans totaling $9.6 million were 31 days or more delinquent and 25 of such commercial mortgage loans totaling $7.8 million were more than 90 days or more delinquent. By comparison, at December 31, 2011, 36 commercial mortgage loans totaling $16.8 million were 30 days or more delinquent with 34 of such commercial mortgage loans totaling $15.5 million being more than 90 days delinquent.

One-to-Four Family Residential Mortgage Loans. At December 31, 2012, one-to-four family residential mortgage loans totaled $235.9 million, or 32.6%, of our total loan portfolio compared to $252.5 million, or 34.6%, of the total loan portfolio at December 31, 2011.

We offer two types of residential mortgage loans: fixed rate loans and adjustable rate loans. We offer fixed rate mortgage loans with terms of up to 30 years. We offer adjustable rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three, five, seven or 10 years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Bill Constant Maturity Index or the LIBOR Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the maximum interest rate increase over the life of the loan is generally 6.0% over the initial interest rate on the loan. We have the facility to sell, and will sell, conforming fixed rate loans, FHA/VA, USDA loans, we originate with terms of up to 30 years with servicing released to manage interest rate risk.

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

Our general policy is not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 95% with mortgage insurance. We require all properties securing residential mortgage loans to be appraised. We adhere to the Appraisal Independence Requirements, as established by the secondary market, for appraiser selection and independence. We require title insurance on all first mortgage loans secured by a residence, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone.

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

The following table indicates the amount and percent of residential mortgage loans that are single family and multi-family as of December 31, 2012 and 2011.

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Single Family Mortgage Loans	$220,985	93.7%	$236,203	93.5%
Multi-Family Mortgage Loans	14,936	6.3%	16,310	6.5%

Total	$235,921	100.0%	$252,513	100.0%

The following table segregates loans with original loan-to-value ratios greater than 80% and less than 80%.

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan to Value greater than 80% (1)	$2,576	1.1%	$3,665	1.5%
Loan to Value less than or equal to 80%	233,345	98.9%	248,848	98.5%

Total Residential Mortgage Loans	$235,921	100.0%	$252,513	100.0%

(1)	All loans with an original loan-to-value greater than 80% were single family loans for both periods presented.

Commercial Business Loans. At December 31, 2012, commercial business loans totaled $56.6 million, or 7.8%, of our total loan portfolio compared to $41.8 million, or 5.7%, of the total loan portfolio at December 31, 2011.

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

When making commercial business loans, we consider the financial statements of the borrower and guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower and guarantors, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral, if any.

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

Construction Loans. Construction loans totaled $1.8 million, or 0.2%, of our total loan portfolio at December 31, 2012 compared to $12.4 million, or 1.7%, of the total loan portfolio at December 31, 2011.

We offer interim construction financing secured by residential property for the purpose of constructing a primary or secondary residence. Our construction program offers construction/permanent loans. The short-term loans require monthly interest only payments based on the amount of funds disbursed. The construction/permanent loans require interest-only payments during the construction phase, and convert to a fully amortized fixed rate loan at the end of the interest-only period. Under both programs, construction must be completed within 12 months of the initial disbursement. The maximum loan-to-value ratio for residential construction will be 80% of the appraised value. For commercial construction loans, the term is a maximum of 24 months. While providing us with a comparable, and in some cases, higher yield than conventional mortgage loans, construction loans may involve a higher level of risk. With a commercial loan, for example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be saleable, resulting in the borrower defaulting and Cape Bank taking title to the property.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit totaled $45.3 million, or 6.2%, of the total loan portfolio at December 31, 2012 compared to $47.2 million, or 6.5%, of the total loan portfolio at December 31, 2011.

We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity loans have fixed rates of interest and are originated with terms of up to 15 to 20 years. Home equity lines of credit have adjustable interest rates and are based upon the prime interest rate as published in The Wall Street Journal, plus a margin, with a floor of 3.75% on lines up to $500,000 on primary residences and second homes. The floor for investment property lines is 3.75% up to $250,000 and 5.5% on lines over $250,000. We hold a first or second mortgage position on the homes that secure our home equity loans and lines of credit.

Other Consumer Loans. Other consumer loans totaled $1.3 million, or 0.2%, of our total loan portfolio at December 31, 2012 compared to $1.0 million, or 0.1%, of the total loan portfolio at December 31, 2011.

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

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources, including direct calling on commercial prospects, existing customers, advertising, referrals from customers and walk-in traffic. From time to time, we will participate in loans originated by other banks to supplement our loan portfolio. During 2012, we participated in a loan originated by another bank and at December 31, 2012, the balance totaled $900,000. There were no such loans in our portfolio at December 31, 2011. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting loan payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A loan servicing asset of approximately $26,000 and $5,000 as of December 31, 2012 and December 31, 2011, respectively, was recorded relating to the servicing of loans for others, and is included in other assets on our balance sheet.

Loan Underwriting. The Company adheres to underwriting guidelines that provide for continuity and completeness of process and are summarized as follows: a comprehensive and thorough review of (i) the financial information of applicant(s) and any guarantor(s), including current and historical balance sheet and income data, (at least two (2) years), balance sheet and income projections, when appropriate, and credit checks; (ii) collateral valuation, including appraisals (based on regulatory requirements) on real estate-based loans; (iii) loan terms, pricing and covenants appropriate to risk; (iv) a review of the character and integrity of the borrower, including interviews of the proposed borrower if warranted, and (v) analysis of relevant industry data. We also review the purpose of a proposed loan which assists the Company in determining the terms of such loan, i.e. short-term notes should not be utilized to finance long-term investments or capital expenditures.

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

The Company assesses a borrower’s income or cash flow expectations, its collateral position and a borrower’s financial outlook when temporarily restructuring loan terms. Based on that assessment the Company would then determine its course of action. Generally, in a troubled situation, on a loan with a long-term maturity, the maturity date is more often shortened or left unchanged than it is extended. An exception to this would be when a loan either has matured or is near maturity, the maturity date would be extended, but not for more than twelve months. Because cash flow is often a problem for a struggling borrower, the interest rate is usually reduced for a period of time, typically twelve months. Occasionally, the Company splits the loan into two separate notes: one note structured on terms that are supported by the borrower’s ability to repay and the other note structured on more lenient terms and/or possibly partially for fully written-down.

Correspondent Lending Relationships. Cape Bank has residential correspondent banking relationships with other financial institutions and mortgage banks, which enables us to sell conforming loans, FHA/VA and USDA loans that we originate on a servicing–released, non-recourse basis that we would normally not retain in our loan portfolio because of interest rate risk or because the loans do not conform to our standard underwriting guidelines. These correspondent relationships enable us to offer a full range of residential loan products and compete more effectively for residential loans within our market area. During the year ended December 31, 2012, Cape Bank sold approximately $49.4 million of loans to correspondents. The amount of loans sold varies according to market pricing and the portfolio needs of Cape Bank.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures recommended by management and reviewed and approved by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the type of loan, whether the loan is secured or unsecured and the officer’s position and experience. Individuals have joint authority up to assigned levels. The Management Loan Committee approves loans for borrowing relationships from $1.5 million up to $5 million, the Directors Loan Committee approves loans for borrowing relationships up to $10 million and the Bank’s Board of Directors approves loans for borrowing relationships over $10 million. All loans extended to Regulation O defined parties are approved by the Bank’s Board of Directors.

Loans-to-One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2012, our regulatory limit on loans-to-one borrower was $17.1 million. At that date, our largest lending relationship was $10.6 million, consisting of 6 loans and secured by commercial real estate and residential real estate. At December 31, 2012 these loans were performing in accordance with their terms.

Loan Commitments. We issue commitments for fixed and adjustable rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days. At December 31, 2012, the reserve for unfunded commitments totaled $89,000.

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

In analyzing whether to restructure a loan that would be designated as a troubled debt restructuring (“TDR”), the Bank comes to an agreement with the borrower that would restructure the repayment terms. The Bank analyzes the borrower’s cash flow to determine what level of debt service the cash flow will support, and the collateral to determine how much equity is in the collateral. If the cash flow supports repaying part of the loan, but not all of it, typically the Bank will write-down the loan to the value supported by the cash flow and the loan will be restructured as a TDR in accordance with the agreed upon terms. Our management presents reports to the Board of Directors on a monthly basis on all loans Risk Rated 6 or higher.

Year-end 2012 non-performing loans showed a significant decrease as a result of charge-offs totaling $7.5 million and $10.5 million of loans being transferred to OREO. At December 31, 2012, non-performing loans totaled $19.4 million, or 2.67%, of total loans compared to $27.4 million, or 3.77%, of total loans at December 31, 2011.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Non-accrual loans:
Real estate loans: (1)
Commercial mortgage	$14,162	$16,506	$27,781	$25,132	$12,117
Residential mortgage	2,487	2,672	2,449	2,081	692
Construction	—	4,324	3,980	1,298	4,109
Home equity and line of credit	413	516	363	398	—
Commercial business loans	681	1,398	6,254	3,085	3,287
Other consumer loans	—	—	—	—	92

Total non-accrual loans	17,743	25,416	40,827	31,994	20,297

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	—	—	—	—	—
Residential mortgage	1,056	1,866	2,207	1,170	504
Construction	141	—	—	—	—
Home equity and line of credit	429	167	432	84	250
Commercial business loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days and still accruing	1,626	2,033	2,639	1,254	754

Total non-performing loans	19,369	27,449	43,466	33,248	21,051

Other real estate owned	7,221	8,354	3,255	4,817	798
Non-accrual investment securities	564	393	71	—	—

Total non-performing assets	$27,154	$36,196	$46,792	$38,065	$21,849

Performing TDRs	$3,538	$10,840	$7,732	$—	$—

Ratios:
Non-performing loans to total loans	2.67%	3.77%	5.54%	4.14%	2.65%
Non-performing assets to total assets	2.61%	3.38%	4.41%	3.55%	2.00%

(1)	includes $3.1 million in commercial mortgage TDRs, $363,000 in residential mortgage TDRs and $45,000 in commercial business TDRs.

For the years ended December 31, 2012, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.3 million, $2.1 million and $1.9 million, respectively. Income recorded for such loans was $311,000, $649,000 and $383,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2012
Real estate loans:
Commercial mortgage	2	$633	25	$7,795	27	$8,428
Residential mortgage	4	253	26	3,543	30	3,796
Construction	—	—	1	141	1	141
Home equity loans and lines of credit	3	195	13	842	16	1,037
Commercial business loans	1	87	5	594	6	681
Other consumer loans	2	24	—	—	2	24

Total	12	$1,192	70	$12,915	82	$14,107

At December 31, 2011
Real estate loans:
Commercial mortgage	2	$1,363	34	$15,464	36	$16,827
Residential mortgage	5	673	33	4,538	38	5,211
Construction	—	—	4	4,324	4	4,324
Home equity loans and lines of credit	1	95	12	683	13	778
Commercial business loans	—	—	15	1,398	15	1,398
Other consumer loans	—	—	—	—	0	—

Total	8	$2,131	98	$26,407	106	$28,538

At December 31, 2010
Real estate loans:
Commercial mortgage	1	$94	46	$18,250	47	$18,344
Residential mortgage	4	477	26	4,655	30	5,132
Construction	—	—	9	3,980	9	3,980
Home equity loans and lines of credit	2	103	9	795	11	898
Commercial business loans	0	—	27	4,031	27	4,031
Other consumer loans	2	16	—	—	2	16

Total	9	$690	117	$31,711	126	$32,401

At December 31, 2009
Real estate loans:
Commercial mortgage	4	$802	48	$20,592	52	$21,394
Residential mortgage	3	1,551	16	3,251	19	4,802
Construction	—	—	4	1,298	4	1,298
Home equity loans and lines of credit	1	50	6	482	7	532
Commercial business loans	3	101	12	3,085	15	3,186
Other consumer loans	—	—	—	—	—	—

Total	11	$2,504	86	$28,708	97	$31,212

At December 31, 2008
Real estate loans:
Commercial mortgage	7	$4,142	26	$12,117	33	$16,259
Residential mortgage	2	105	8	1,196	10	1,301
Construction	—	—	8	4,109	8	4,109
Home equity loans and lines of credit	—	—	1	250	1	250
Commercial business loans	8	1,909	12	3,287	20	5,196
Other consumer loans	5	122	5	89	10	211

Total	22	$6,278	60	$21,048	82	$27,326

Classification of Loans. Our policies provide for the classification of commercial loans based on an analysis of the credit conditions of the borrower and the value of the collateral when appropriate. There is no specific credit metrics used to determine the risk rating.

Risk Rating 1-5—Acceptable credit quality ranging from High Pass (cash or near cash as collateral) to Management Attention/Pass (acceptable risk) with some deficiency in one or more of the following areas: management experience, debt service coverage levels, balance sheet leverage, earnings trends, the industry of the borrower and annual receipt of current borrower financial information.

Risk Rating 6 – Special Mention reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.

Management believes that the Substandard category is best considered in four discrete classes: RR 7.0 “performing substandard loans”; RR 7.5, RR 7.8, and RR 7.9.

Risk Rating 7.0—The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit a well defined weakness.

Risk Rating 7.5—These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.8 – These loans are impaired loans, are current and accruing, and in some cases are TDRs. They have had a FASB ASC Topic No. 310 Receivables analysis completed.

Risk Rating 7.9—These loans have undergone a FASB ASC Topic No. 310 Receivables analysis. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged-off.

Our classified assets total includes $19.4 million of non-performing loans at December 31, 2012.

Other Real Estate Owned (“OREO”). Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the lower of cost or estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed. At December 31, 2012, the Company had $7.2 million in OREO compared to $8.4 million at December 31, 2011.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management deems appropriate to cover probable incurred losses. In determining the level to be maintained, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2012 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. The economic information located within the Market Area section of this report was considered by management and used as a factor in our analysis of determining the adequacy of our general allowance for loan losses.

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

	At or For the Years ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance at beginning of year	$12,653	$12,538	$13,311	$11,240	$4,121
Allowance from acquired entity	—	—	—	—	3,791
Charge-offs:
Real estate loans:
Commercial mortgage	(5,989)	(9,143)	(4,159)	(8,043)	(2,406)
Residential mortgage	(450)	(423)	(677)	(239)	(572)
Construction	(602)	(2,517)	(1,160)	(2,378)	(1,806)
Home equity loans and lines of credit	(171)	(393)	—	—	—
Commercial business loans	(245)	(3,124)	(2,751)	(872)	(786)
Other consumer loans	(33)	(62)	(90)	(124)	(138)

Total charge-offs	(7,490)	(15,662)	(8,837)	(11,656)	(5,708)

Recoveries:
Real estate loans:
Commercial mortgage	182	96	436	406	—
Residential mortgage	—	23	—	—	—
Construction	11	9	—	114	—
Home equity loans and lines of credit	5	8
Commercial business loans	4	59	103	18	—
Other consumer loans	26	26	29	30	27

Total recoveries	228	221	568	568	27

Net (charge-offs) recoveries	(7,262)	(15,441)	(8,269)	(11,088)	(5,681)

Write-downs on transfers to HFS	—	(4,051)	—	—	—
Provision for loan losses	4,461	19,607	7,496	13,159	9,009
Reclassification to other liabilities for reserve on off-balance sheet items	—	—	—	—	—

Balance at end of year	$9,852	$12,653	$12,538	$13,311	$11,240

Ratios:
Net charge-offs to average loans outstanding	0.99%	2.01%	1.05%	1.37%	0.74%
Allowance for loan losses to non-performing loans at end of year	50.86%	46.10%	28.84%	40.04%	53.39%
Allowance for loan losses to total loans at end of year	1.36%	1.74%	1.60%	1.66%	1.41%

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

	At December 31,
	2012		2011		2010
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$6,691	72.6%	$8,208	71.3%	$9,809	82.7%
Residential mortgage	1,300	14.1%	1,909	16.5%	879	7.4%
Construction	58	0.6%	744	6.4%	736	6.2%
Home equity loans and lines of credit	249	2.7%	349	3.0%	195	1.6%
Commercial business loans	902	9.8%	312	2.7%	236	2.0%
Other consumer loans	17	0.2%	16	0.1%	13	0.1%

Total allocated allowance	9,217	100.0%	11,538	100.0%	11,868	100.0%

Unallocated	635		1,115		670

Total	$9,852		$12,653		$12,538

	At December 31,
	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$9,571	71.9%	$6,829	51.8%
Residential mortgage	2,048	15.4%	1,696	28.5
Construction	388	2.9%	1,477	6.8
Home equity loans and lines of credit	771	5.8%	346	5.9
Commercial business loans			809	6.8
Other consumer loans	492	3.7%	83	0.2

Total allocated allowance	41	0.3%	11,240	100.0%

Unallocated	13,311	100.0%	—

Total	—		$11,240

	$13,311

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

At December 31, 2012, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $170.9 million and consisted of mortgage-backed securities (including collateralized mortgage obligations), U.S. Government and agency securities (including securities issued by U.S. Government sponsored enterprises), municipal bonds, corporate bonds,, collateralized debt obligations, and equity securities. Our entire investment portfolio is classified as available-for-sale (“AFS”).

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return on our investment. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved annually. The Investment Committee (a subcommittee of the Asset Liability Committee (“ALCO”)), meets on a monthly basis and is responsible for implementation of the investment policy and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a monthly basis.

Municipal Securities. We invest in municipal bonds issued by counties, cities, school districts and utility authorities; primarily general obligation and some revenue bonds. Our policy allows us to purchase such securities rated “A-” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2012, our municipal securities portfolio consisted of issuers within the State of New Jersey in the amount of $2.2 million and issuers within other states consisted of $18.6 million.

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

Collateralized Mortgage Obligations. Collateralized Mortgage Obligations (“CMOs”) are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. With the exception of one private label (non-agency) security which totaled $7,000 at December 31, 2012, all of the CMOs are backed by U.S. Government agencies or Government sponsored enterprises. The non-agency CMO was performing according to its contractual terms at December 31, 2012 and was called in January 2013. See the Securities Impairment section of Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations for information related to the risks associated with non-agency CMOs.

Collateralized Debt Obligations. We own 22 collateralized debt obligation securities (“CDOs”) that are backed by trust preferred securities, 14 of which have been principally issued by bank holding companies and 8 of which have been principally issued by insurance companies. All of the CDO securities have below investment grade credit ratings. During 2012, we recorded an $8,000 charge to earnings for the credit-related portion of other-than-temporary impairment (“OTTI”). Given the current illiquidity in the market for these securities, determining their estimated fair value requires substantial judgment and estimation of factors that are not currently observable. Because of changes in the creditworthiness of the underlying financial institutions, market conditions, and other factors, it is possible that, in future reporting periods, we could deem more of our CDOs to be OTTI. Such a determination would require us to write down their value and incur a non-cash OTTI charge. See Note 3—Investment Securities of the Notes to Consolidated Financial Statements for more information related to our CDO portfolio.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$38,982	$39,082	$39,370	$39,746	$72,470	$71,735
Corporate bonds	14,103	14,241	22,128	22,181	17,994	18,135
Municipal bonds	20,307	20,758	21,405	21,997	25,811	25,406
Collateralized debt obligations	8,263	4,682	8,311	3,584	9,715	1,134

Total debt securities	$81,655	$78,763	$91,214	$87,508	$125,990	$116,410

Equity securities:
CRA Qualified Investment Fund	$5,000	$4,991	$—	$—	$—	$—

Total equity securities	$5,000	$4,991	$—	$—	$—	$—

Mortgage-backed securities:
GNMA pass-through certificates	$4,193	$4,430	$4,699	$4,964	$2,318	$2,368
FHLMC pass-through certificates	5,784	5,918	4,696	4,806	3,299	3,433
FNMA pass-through certificates	17,591	18,059	11,781	12,262	16,542	17,266
Collateralized mortgage obligations	57,764	58,696	79,894	81,174	17,728	17,930

Total mortgage-backed securities	$85,332	$87,103	$101,070	$103,206	$39,887	$40,997

Total securities available-for-sale	$171,987	$170,857	$192,284	$190,714	$165,877	$157,407

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2012 was 2.76%.

	One Year or Less		More than One Year		More than Five Years		More than Ten Years		Total Securities
December 31, 2012	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$—	—	$1,999	1.01%	$36,983	1.70%	$—	—	$38,982	$39,082	1.67%
Corporate bonds	3,012	1.55%	11,091	1.52%					14,103	14,241	1.53%
Municipal bonds	1,813	3.58%	5,402	3.51%	9,366	1.86%	3,726	4.36%	20,307	20,758	2.91%
Collateralized debt obligations	—	—	—	—	—	—	8,263	2.60%	8,263	4,682	2.60%
Mortgage-backed securities:
GNMA pass-through certificates	—	—	91	2.96%	15	3.26%	4,087	4.39%	4,193	4,430	4.35%
FHLMC pass-through certificates	23	5.19%	5	3.60%	—	—	5,756	2.64%	5,784	5,918	2.65%
FNMA pass-through certificates	1	6.38%	214	5.29%	102	4.04%	17,274	3.02%	17,591	18,059	3.05%
Collateralized mortgage obligations	—	—	206	3.30%	3,060	2.10%	54,498	2.13%	57,764	58,696	2.13%

Total investment securities available-for-sale with stated maturity	$4,849	2.33%	$19,008	2.10%	$49,526	1.76%	$93,604	2.55%	$166,987	$165,866	2.26%
Equity securities:
CRA Qualified Investment Fund	—	—	—	—	—	—	—	—	5,000	4,991	1.48%

Total investment securities available-for-sale	$4,849	2.33%	$19,008	2.10%	$49,526	1.76%	$93,604	2.55%	$171,987	$170,857	2.24%

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. Included in interest-bearing demand deposits at December 31, 2012 were balances from a variety of local municipal relationships totaling $79.4 million, or 10.1%, of total deposits. At December 31, 2012, we had $19.4 million of brokered deposits, or 2.5%, of our total deposits. Included in the brokered deposits were $9.2 million of reciprocal certificates of deposits offered under the Certificate of Deposit Account Registry Service® (“CDARS”), a program in which Cape Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the year ended December 31,
	2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Non-interest bearing	$82,218	10.7%	n/a	$75,930	9.9%	n/a
Savings accounts	92,488	12.1%	0.17%	85,409	11.1%	0.25%
NOW and money market	332,625	43.4%	0.37%	304,972	39.7%	0.57%
Certificates of deposit	259,447	33.8%	1.19%	302,426	39.3%	1.49%

Total deposits	$766,778	100.0%	0.58%	$768,737	100.0%	0.84%

	For the year ended December 31,
	2010
	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Non-interest bearing	$69,439	9.0%	n/a
Savings accounts	82,146	10.7%	0.38%
NOW and money market	270,206	35.2%	0.80%
Certificates of deposit	346,322	45.1%	1.77%

Total deposits	$768,113	100.0%	1.12%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011	2010
	(in thousands)
Interest Rate
Less than 2.00%	$194,383	$218,111	$232,374
2.00%—2.99%	28,700	47,270	38,270
3.00%—3.99%	5,353	6,247	10,405
4.00%—4.99%	10,186	16,398	23,066
5.00%—5.99%	—	1,079	2,668

Total	$238,622	$289,105	$306,783

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2012.

	Period to Maturity at December 31, 2012
	Less Than or Equal to a Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four Years	Total
	(in thousands)
Interest Rate
Less than 2.00%	$152,387	$27,897	$5,100	$1,732	$7,267	$194,383
2.00%—2.99%	4,745	1,670	9,395	12,890	—	28,700
3.00%—3.99%	2,409	2,345	599	—	—	5,353
4.00%—4.99%	10,186	—	—	—	—	10,186
5.00%—5.99%	—	—	—	—	—	—

Total	$169,727	$31,912	$15,094	$14,622	$7,267	$238,622

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $108.9 million. The following table sets forth the maturity of these certificates as of December 31, 2012.

At December 31, 2012
(in thousands)
Maturities
Three months or less	$46,972
Over three months through six months	15,547
Over six months through one year	20,564
Over one year to three years	17,145
Over three years	8,685

Total	$108,913

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

Our borrowings consist of advances from the Federal Home Loan Bank of New York totaling $88.0 million at December 31, 2012. Additionally, we had $9.9 million in repurchase agreements through another party at December 31, 2012. At December 31, 2012, we had access to additional Federal Home Loan Bank advances of up to $148.2 million based on our unused qualifying collateral available to support such advances. Access to these funds in the future assumes that the Federal Home Loan Bank’s evaluation of our creditworthiness will not change. In addition, we have access to funding of $10.0 million through the discount window at the Federal Reserve Bank of Philadelphia based on qualifying collateral that has been pledged to support such borrowings. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the period indicated.

	2012
	FHLB	Repurchase
	Borrowings	Agreements	Total
	(dollars in thousands)
Average daily balance during the year	$116,930	$9,913	$126,843
Average interest rate during the year	2.81%	4.45%	2.94%
Maximum month-end balance during the year	$120,408	$37,413	$157,821
Weighted average interest rate at year-end	2.49%	4.33%	2.61%

Personnel

As of December 31, 2012, we had 173 full-time employees and 39 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

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

Cape Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC. Cape Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as its chartering authority, and by the FDIC, as the Bank’s deposit insurer and primary federal regulator. Cape Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Cape Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the New Jersey Department of Banking and Insurance (the “Department”), the FDIC, the Federal Reserve Board, the SEC or the U.S. Congress, could have a material adverse impact on Cape Bancorp, Cape Bank and our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions. The Dodd-Frank Act eliminated the Office of Thrift Supervision (the “OTS”). Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, the agency primarily responsible for the regulation and supervision of national banks. The transfer of regulatory functions took place on July 21, 2011. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Cape Bancorp, was transferred from the OTS to the Federal Reserve Board, which also supervises bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Cape Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the CFPB.

In addition to eliminating the OTS and creating the CFPB, the Dodd-Frank Act, among other things, changed the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and established a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Cape Bank and Cape Bancorp.

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

Federal Banking Regulation

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2012, the Company and Bank has met all capital adequacy requirements to which it is subject.

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

As of December 31, 2012, Cape Bank complied with applicable FDIC minimum capital requirements.

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposal limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would be delayed past January 1, 2013.

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

Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2012, Cape Bank was in compliance with this requirement.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

Insurance of Deposit Accounts. Cape Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Cape Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, pursuant to the Dodd-Frank Act, certain non-interest-bearing transaction accounts were fully insured, regardless of the dollar amount, until December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all insured depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

On May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution’s assets minus its Tier 1 capital, as of June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits.

Subsequently the FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to $4.7 million for the Bank. The amount of prepayment was determined based on certain assumptions, including an annual 5% growth rate in the assessment base through the end of 2012. The pre-payment was recorded as a prepaid expense asset at December 31. 2009 and has been amortized to expense over three years.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long-range fund ratio of 2.00%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.64 basis points of an institution’s total assets less tangible equity.

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

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a Bank to any of its affiliates must be secured by collateral ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, transactions with Bank affiliates, including covered transactions must be on terms that are substantially the same, or at least as favorable to the Bank, as those that would be provided to a non-affiliate.

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

As a unitary savings and loan holding company, Cape Bancorp is permitted to engage in those activities permissible for financial holding companies (if certain criteria are met) or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by federal regulations, subject to the approval of the Federal Reserve Board.

Federal law requires subsidiary institutions of savings and loan holding companies, such as Cape Bank, to provide prior notice to the Federal Reserve Board of proposed dividends. In the event Cape Bank’s capital fell below its regulatory requirements or the FDIC notified it that it was in need of increased supervision, Cape Bank’s ability to make capital distributions could be restricted. In addition, the Federal Reserve Board could deny a proposed dividend by any institution, if the Federal Reserve Board determines that such dividend would be unsafe or unsound.

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That would exclude from tier 1 capital instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies. The Dodd-Frank Act provides that instruments issued before May 19, 2010 will be grandfathered for companies of consolidated assets of $15 billion or less. The Dodd-Frank Act further provides that holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 (which would include most savings and loan holding companies) are subject to a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before such capital requirements apply. The proposed capital rules discussed earlier would implement the consolidated capital requirements for savings and loan holding companies. However, notwithstanding the Dodd-Frank statutory language, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, and it is uncertain whether any final rule will do so.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and other capital distributions by bank holding companies that it has also made applicable to savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation concerning capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Cape Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Qualified Thrift Lender Test. In order for Cape Bancorp to be regulated as a savings and loan holding company, rather than as a bank holding company by the Federal Reserve Board, Cape Bank must qualify as a “qualified thrift lender” under regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2012, Cape Bank maintained 72.4% of its portfolio assets in qualified thrift investments. Cape Bank also met the Qualified Thrift Lender test in each of the prior four quarters.

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

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business, and in the southern New Jersey shore communities in general. Our portfolio primarily consists of loans made to businesses in this area. While our MDOs are helping to diversify this risk, the largest geographic concentration remains in our historic markets. As a result, the local economic conditions have a significant impact on our loans and the ability of the borrowers to repay and on the value of the collateral that may secure these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment, or poor weather for the summer season could adversely affect our financial condition and results of condition. Further, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may have a negative effect on the ability of many of our borrowers to make timely loan payments thus adversely impacting our earnings.

The gaming industry is a significant economic force in our market and has already suffered a serious decline in revenues due to the economy and increased regional competition. The Atlantic City casino industry has experienced mixed results through the first three quarters of 2012. The items below reflect changes excluding the Revel which opened in April 2012.

Gross operating profit up 9% for the nine month period;

Nine casinos had revenue declines during the period;

Occupancy rate in the casino hotels was up slightly to 86.2% from 85.2% the previous year.

Competition from neighboring states has played an important role in this decline. Pennsylvania now has 11 operating casinos representing an addition of one from the previous year. These casinos offer both table games and slots. Delaware has only three casinos, but in 2012 began offering table games in addition to their historic slot offerings. In an attempt to revitalize Atlantic City, the State of New Jersey has worked on several initiatives:

The Tourism District Law led to a $30 million marketing plan and realigned State gaming agencies to reduce bureaucracy.

In 2011, a second casino related law was passed with a comprehensive overhaul of casino regulations. This was the first major revision since 1977.

In February 2013, the State passed a law permitting online gaming in the state if the customer registers with an existing casino.

Future Changes in Interest Rates Could Reduce Our Profits.

Our ability to make a profit largely depends on our net interest income which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income earned on our interest-earning assets (such as loans and securities) and the interest expense paid on our interest-bearing liabilities (such as deposits and borrowings).

Short term interest rates have been maintained at very low levels since the recession and the Federal Reserve Open Market Committee (“FOMC”) has consistently communicated their desire to keep these rates low. In addition, through asset purchase programs such as Quantitative Easing, they have also had a significant impact on keeping longer term rates low. Such policies are subject to change should the FOMC believe that the economy has sufficient strength and if there were fears of building inflationary pressure. Raising short term rates or ending asset purchase programs would raise rates. It would be difficult to predict how rapidly such changes could take place, nor to gauge the potential magnitude of rate increases.

Increased rates could have a significant impact on the Bank’s net interest income. The section, “Net Interest Income Analysis” relays the negative results of a rate increase illustrated under standard financial models. We evaluate interest rate sensitivity by estimating the change in Cape Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets and liabilities. At December 31, 2012, in the event of an immediate 100 basis point increase in interest rates, we would experience a 1.9% decrease in net portfolio value and a $3.4 million decrease in net interest income. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.

Changes in interest rates can affect the average life of loans and mortgage-backed and related securities. Historically low residential mortgage rates over the recent past may significantly increase the average life of residential mortgage loans as borrowers would be incented to keep low rate mortgages in a rising interest rate environment. Rising rates may dampen the demand for loans from both the consumer and commercial customer as the economy adjusts to higher interest costs. Rising rates would also reduce the value of securities held in the Bank’s investment portfolio. Generally, the value of fixed income securities moves inversely with changes in interest rates. At December 31, 2012, the fair value of our available for sale investment securities totaled $170.9 million and the amortized cost of such securities was $172.0 million. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

Should rates rise, management would take steps to mitigate the loss of income by lengthening the term of liabilities and borrowings, and shortening the average life of assets. We would also work to increase higher yielding assets. Such steps could fail through poor execution or inaccurate timing.

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Continue to Expose us to Increased Credit Risks.

At December 31, 2012, $386.5 million, or 53.3% or our loan portfolio consisted of commercial real estate loans and represented the largest percentage of our loan portfolio. Residential mortgage loans totaled $235.9 million or 32.5% of the total loan portfolio at December 31, 2012. In addition, at December 31, 2012, $56.6 million, or 7.8% of our loan portfolio consisted of commercial business loans.

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

The National Economy is Experiencing a Modest/Fragile Recovery

The recession ended in 2009 although its effects continued. The economy has generated growth in GDP of 1.8% in 2011 and 2.2% in 2012. These data point to a modest recovery despite an accommodative Federal Reserve interest rate policy meant to stimulate the economy. The results have been reflected in the employment statistics which reflect a persistently high level of unemployment.

The modest recovery has negatively impacted many segments of the economy including community banking. Higher unemployment strains household income and contributes to delinquent payments. Collateral values have risen, albeit slowly. The Federal Reserve may have achieved the maximum benefit from it strategies and thus have a limited arsenal should the current recovery drift back into recession. Political gridlock further hampers the ability of the government to implement fiscal strategies to head off a recession.

Should a recession re-occur, or should the current modest recovery continue for an extended period, the Bank could face low demand for loans and an increase in credit problems. A deteriorating credit situation might necessitate an increase in loan loss provisions and charge-offs related to declining asset values.

We Are Subject to Extensive Regulatory Oversight That Could Limit Our Operations, Products and Services, and Make Regulatory Compliance Expensive.

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on Bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. Under Dodd-Frank, the structure of Bank regulation was changed and the Consumer Financial Protection Bureau (“CFFB”) was created. The CFPB is under development and more extensive regulation over consumer financial products is anticipated. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place meet every aspect of current regulation. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

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

A Breach of Information Security Could Negatively Affect Our Earnings.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Further, such breaches could cause harm to the Bank’s reputation. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

Other-Than-Temporary Impairment (“OTTI”) Could Reduce Our Earnings.

We evaluate our investment securities for OTTI as required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities”. When a decline in fair value below cost is deemed to be OTTI, the impairment must be recognized as a charge to earnings to the extent it is related to credit losses. In determining whether or not OTTI exists, management considers several factors, including the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, adverse changes to projected cash flows, credit rating downgrades, and our intentions with regard to selling the securities or whether it is more likely than not that we will be required to sell the securities prior to the anticipated recovery in fair value. The greatest risk of OTTI exists in our investment securities portfolio and in particular with the CDO and non-agency CMO securities that we own. As of December 31, 2012, if these securities were deemed to be OTTI and the entire amount was related to credit losses, the pro forma reduction to our net income would be approximately $0.29 per fully diluted share.

The Need to Account for Assets at Market Prices May Adversely Affect Our Results of Operations.

We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize OTTI in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2012, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill, the pro forma reduction to our net income would be approximately $1.83 per fully diluted share.

Our Expenses May Increase as a Result of Possible Increases in Federal Deposit Insurance Corporation (“FDIC”) Premiums.

The FDIC imposes an assessment against financial institutions for deposit insurance. The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

We recorded dividend income of $332,000 on our Federal Home Loan Bank of New York stock in 2012. However, no assurances can be given that these dividends will continue to be paid in the future. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings to decrease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company currently conducts business from its main office located at 225 North Main Street, Cape May Court House, New Jersey, 08210, from its additional 14 branch offices located throughout Atlantic and Cape May Counties, New Jersey, and from MDOs located in Burlington and Mercer Counties, New Jersey and a MDO located in Radnor, PA to serve the Philadelphia five county region. At December 31, 2012, the aggregate net book value of premises and equipment was $20.3 million. With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	No equity securities were sold during the year ended December 31, 2012 that were not registered under the Securities Act.

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

	Period Ending
Index	02/01/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Cape Bancorp	100.00	92.04	66.87	84.58	78.11	86.98
NASDAQ Composite	100.00	65.94	95.84	113.23	112.33	132.27
SNL Mid-Atlantic Thrift Index	100.00	76.78	73.23	84.07	64.87	77.94

The following table sets forth the range of high and low bid information for the Company’s common stock as reported on NASDAQ for the period beginning January 1, 2011. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. In the fourth quarter of 2012, the Company paid its first cash dividend at $0.05 per common share.

	2012		2011
	High	Low	High	Low
First Quarter	$9.00	$7.44	$10.08	$8.58
Second Quarter	$8.52	$7.32	$10.39	$9.79
Third Quarter	$9.60	$8.31	$10.19	$6.69
Fourth Quarter	$9.46	$8.25	$8.21	$6.64

(b)	Not applicable

(c)	There were no issuer repurchases of securities during the fourth quarter of the December 31, 2012 fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of Cape Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bancorp and related notes included elsewhere in this Annual Report.

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,040,798	$1,071,128	$1,061,042	$1,072,821	$1,090,735
Cash and cash equivalents	$24,228	$25,475	$14,997	$13,513	$22,501
Investment securities available for sale, at fair value	$170,857	$190,714	$157,407	$152,815	$114,655
Investment securities held to maturity	$—	$—	$—	$—	$48,825
Loans held for sale	$8,795	$7,657	$1,224	$398	$—
Loans, net	$714,396	$716,341	$772,318	$789,473	$783,869
Federal Home Loan Bank of New York stock, at cost	$5,775	$7,533	$8,721	$10,275	$11,602
Bank owned life insurance	$30,226	$29,249	$28,252	$27,210	$26,446
Deposits	$784,591	$774,403	$753,068	$736,587	$711,130
Borrowings	$97,965	$144,019	$169,637	$203,981	$234,484
Total stockholders’ equity	$150,826	$145,719	$132,154	$126,548	$140,725

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Selected Operating Data:
Interest income	$43,684	$46,467	$50,269	$54,533	$58,127
Interest expense	8,204	11,611	14,539	19,028	24,253

Net interest income	35,480	34,856	35,730	35,505	33,874
Provision for loan losses	4,461	19,607	7,496	13,159	9,009

Net interest income after provision for loan losses	31,019	15,249	28,234	22,346	24,865
Non-interest income (expense)	7,814	5,311	2,851	932	(10,793)
Non-interest expense	31,622	30,928	28,534	29,168	64,717

Income (loss) before income tax expense	7,211	(10,368)	2,551	(5,890)	(50,645)
Income tax expense (benefit)	2,655	(18,355)	(1,490)	12,011	(8,154)

Net income (loss)	$4,556	$7,987	$4,041	$(17,901)	$(42,491)

	At or for the years ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.43%	0.75%	0.38%	(1.64%)	(3.86%)
Return on equity (ratio of net income to average equity)	3.05%	5.61%	3.06%	(12.89%)	(24.47%)
Earnings (loss) per share	$0.37	$0.64	$0.33	$(1.45)	$(3.49)
Average interest rate spread (1)	3.61%	3.42%	3.46%	3.27%	3.14%
Net interest margin (2)	3.75%	3.60%	3.66%	3.54%	3.48%
Efficiency ratio (3)	71.68%	72.93%	68.59%	69.19%	167.31%
Non-interest expense to average total assets	3.01%	2.90%	2.68%	2.67%	5.87%
Average interest-earning assets to average interest-bearing liabilities	116.52%	114.71%	113.67%	114.11%	113.67%
Asset Quality Ratios:
Non-performing assets to total assets	2.61%	3.38%	4.41%	3.55%	1.93%
Non-performing loans to total loans	2.67%	3.77%	5.54%	4.14%	2.65%
Allowance for loan losses to non-performing loans	50.86%	46.10%	28.84%	40.04%	53.39%
Allowance for loan losses to total loans	1.36%	1.74%	1.60%	1.66%	1.41%
Capital Ratios:
Total capital (to risk-weighted assets)	10.35%	13.82%	13.90%	12.71%	14.25%
Tier I capital (to risk-weighted assets)	14.11%	12.57%	12.65%	11.45%	13.00%
Tier I capial (to average assets)	15.36%	9.15%	9.96%	9.37%	9.87%
Equity to assets	14.49%	13.60%	12.46%	11.80%	12.90%
Other Data:
Number of full service offices	15	16	17	18	18
Full time equivalent employees	193	191	205	201	202

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average earning assets.
(3)	Recalculating the 2008 efficiency ratio excluding the Goodwill Impairment ($31.751 million) and Cape Charitable Foundation

Contribution ($6.2 million) results in an efficiency ratio of 69.2%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview/Business Strategy

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. The merger of Cape Savings Bank (now Cape Bank) and Boardwalk Bancorp on January 31, 2008 created the largest community bank headquartered in Atlantic and Cape May Counties, with a total of 20 locations providing complimentary branch coverage. At December 31, 2012, we had total assets of $1.041 billion. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence and an experienced executive management team. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession has affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. More specifically, we offer personal and business checking accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small and mid-sized businesses. At December 31, 2012, our retail market area primarily included the area surrounding our 15 offices located in Cape May and Atlantic Counties, New Jersey.

During 2013, Cape Bank will focus on the following initiatives:

•	Continue efforts to effectively manage the Bank’s capital

•	Build core earnings

•	Continue efforts to reduce nonperforming assets

•	Complete the transition to a new core processing provider and broaden digital delivery

Continue efforts to effectively manage the Company’s capital:

Despite the Company’s problems with credit since the recession, we were able to maintain a strong capital position. With troubled assets posing a reduced concern, the Company reassessed the level of capital and believed a more active management was called for. In the fourth quarter of 2012, the Company paid its first cash dividend of $0.05 per common share. In addition, on February 22, 2013, the Company, with the approval of the regulators, declared a $0.05 per common share cash dividend to shareholders of record on March 8, 2013. The dividend is expected to be paid on March 22, 2013.

For 2013, current levels of equity appear to be higher than projected growth would require. As a result, uses of capital beyond the continued payment of a cash dividend have been considered.

Build core earnings:

During the economic downturn, Bank values were often a reflection of the perceived adequacy of equity often through the metric of tangible book value. Uncertainty with the economy in general, and with credit in particular, made capital a handy heuristic to gauge the soundness of a Bank.

These macro concerns have been receding as more institutions have gotten on sounder footing. As a result, valuations have begun to focus on earnings as a driver of value. In particular, core earnings are becoming an increasingly important metric.

Management recognizes this development and has made growth in core earnings an integral part of the 2013 Strategic Plan.

Continue efforts to reduce non-performing assets:

Management was able to reduce the level of non-performing assets during 2012 and believes that continued efforts to reduce them further will provide value to the shareholders. Several of the larger troubled credits have moved to OREO as the Bank attempts to move these properties promptly. This area will continue to get attention in 2013.

Complete the transition to a new core processing provider and broaden digital delivery:

The contract with the Bank’s core processor ends in October 2013. Throughout 2012 the Bank conducted a review of processors and systems features, and in late 2012 signed a contract with FISERV. Work has begun on orchestrating a smooth transition to this new system and we expect completion in October. As consumers increasingly embrace digital channels, we focused our due diligence on systems that will further digital delivery.

2013 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 14.3% and 16.2% respectively as of December 2012. Residential real estate values decreased in 2011 in both Atlantic and Cape May counties by 4.1% and 5.2% respectively. Additionally, the number of residential building permits issued declined from 2008 to 2009, leveled off during 2010 and declined again in 2011.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income (which is the income that we earn on our loans and investments) and interest expense (which is the interest that we pay on our deposits and borrowings). Changes in levels of market interest rates affect our net interest income.

The Bank’s net interest margin is 3.75% for 2012. This has been achieved through active management of deposit pricing and steps taken to restructure borrowings. Throughout the recession and the recovery, FOMC policy has been effective in keeping interest rates low and the yield curve relatively flat. We have taken advantage of these lower rates and have reduced deposit costs on both term deposits and transaction accounts. For the year ended December 31, 2012, the Bank’s cost of deposits was 0.65%, down from 2.68% for the year ended December 31, 2008, the start of the recession. While we anticipate some further reduction in the cost attendant to our CD portfolio as some remaining higher rate CDs mature in 2013, we recognize that much of the dramatic change has taken place and there is limited room to lower deposit rates in 2013. We remain committed to pricing transaction accounts to the low end of the market.

In June 2012, the Bank extinguished $20.0 million of fixed rate term FHLB borrowings prior to their scheduled maturity. In connection with the early repayment of these borrowings, the Bank incurred a charge of $921,000 to extinguish the debt which was recorded as other expense in the consolidated statements of income. In August 2012, the Company restructured $54.0 million in fixed rate FHLB borrowings, lowering the cost of funds. The replacement borrowings are adjustable rate, non-callable FHLB advances with maturities ranging from 5 years to 7 years. The interest rate is indexed to the 1 month LIBOR, with spreads that range from 0.42% to 0.52%. A prepayment penalty of $6.4 million was incurred related to the restructuring of the old debt and is being amortized as an adjustment to interest expense over the terms of the new borrowings using the interest method. As a result of both restructurings, net interest income is projected to increase by $1.3 million annually and the net interest margin is expected to benefit by 22 basis points annually. Management does not plan on any further restructuring of advances in 2013. There are $20.0 million in longer term fixed rate advances maturing in 2013 which we anticipate will be replaced by lower costing liabilities.

While the yield curve afforded opportunity to dramatically reduce the cost of liabilities, it also had the impact of reducing the yield on earning assets. From 2008 to 2012, the yield on earning assets declined from 5.98% for the year ended December 31, 2008 to 4.62% for the year ended December 31, 2012. Simultaneously, the level of non-earning assets increased as troubled credits moved into non-accrual status. We plan on growing the Bank’s commercial loan portfolio and thus increasing earning assets in 2013. The very competitive market will lessen our ability to price loans at the levels we would prefer.

The Bank’s non-interest income comes predominately from fees on deposit products. We expect to maintain our current fee structure in 2013 and anticipate a level of income comparable to our 2012 performance.

Allowance for Loan Losses. The amount of the allowance for loan losses is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change.

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

We will be converting the Bank’s core processing system in 2013, moving to FISERV. We will also be replacing the telephone system for the Bank and introducing a Call Center. We expect to cover the costs of the Call Center through a redeployment of costs from the branch network. The results of the above will provide a better opportunity to utilize multiple channels and more sophisticated digital delivery for our retail and commercial customers.

Growth and Expansion. In 2013, we will be expanding the Bank’s reach through Market Development Offices (“MDOs”). The Bank has enjoyed success from the opening of a MDO in Burlington County, New Jersey in late 2010. This office has become the prototype for MDOs. The targeted market is the small business operator or professional with a focus on asset generation rather than deposits. The MDO will offer several services and products through multiple professionals, although these employees may not work from a common location. This expansion is important. Our traditional markets have not experienced growth since the recession and the new locations provide a geographic and industry diversification for the loan portfolio. In addition to our Burlington MDO, we have opened MDOs in Mercer County, New Jersey (November 2012) and in Radnor, Pennsylvania (March 2013).

In 2012, we had a change in the management of the residential mortgage department which resulted in a different focus. Greater emphasis was placed on the origination and sale of loans. For the year ended December 31, 2012, gains on the sale of residential mortgage loans totaled $591,000, an increase of 161% over the full year 2011 gains of $227,000. Residential mortgage closings for the year ended December 31, 2012 topped $90 million with a goal of $140 million for 2013. Some of the production is maintained in portfolio, although awareness of potential interest rate risk issues limits the Bank’s appetite for this product.

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

Securities Impairment. The Company’s investment portfolio includes twenty-two securities in pooled trust preferred collateralized debt obligations, fourteen of which have been principally issued by bank holding companies, and eight of which have been principally issued by insurance companies. The portfolio also includes one private label (non-agency) collateralized mortgage obligation (“CMO”). With the exception of the non-agency collateralized mortgage obligation, all of the aforementioned securities have below investment grade credit ratings. These investments may pose a higher risk of future impairment charges by the Company in a weakened U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral.

Through December 31, 2012, all fourteen of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment. Of those securities, eleven have been completely written-off and the three remaining bank-issued CDOs have a total book value of $524,000 and a fair value of $564,000 at December 31, 2012. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At December 31, 2012, the CDO securities principally issued by insurance companies, none of which have been OTTI, had an aggregate book value of $7.7 million and a fair value of $4.1 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2011, $12.2 million of the valuation allowance was released and was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters through September 30, 2011, projected future taxable income and a tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. As of December 31, 2012, a valuation allowance in the amount of approximately $1.9 million had been established against the Company’s deferred tax assets.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

The Company’s total assets at December 31, 2012 totaled $1.041 billion, a decrease of $30.3 million, or 2.83%, from the December 31, 2011 level of $1.071 billion. The decrease was primarily attributable to a $19.9 million decrease in investment securities.

Cash and cash equivalents decreased $1.3 million or 4.89%, to $24.2 million at December 31, 2012 from $25.5 million at December 31, 2011. A decline in interest-bearing bank balances of $2.1 million was partially offset by an increase of $800,000 in cash and due from financial institutions. The increase was primarily attributable to a large deposit that was made at the end of the year that, due to the timing, was not reinvested.

Interest-bearing time deposits decreased $569,000, or 5.79%, to $9.3 million at December 31, 2012 from $9.8 million at December 31, 2011. The Company invests in time deposits of other banks generally for terms ranging from one to two years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans decreased $4.8 million, or 0.65%, to $724.2 million at December 31, 2012 from $729.0 million at December 31, 2011. Net loans decreased $1.9 million, net of a decrease in the allowance for loan losses of $2.8 million. An increase in commercial loans was more than offset by decreases in mortgage and consumer loans. Mortgage loans decreased $16.5 million as a result of early payoffs and the Bank selling approximately 54% of originations made during the year in an effort to manage interest rate risk. An increase in commercial loan activity within our market resulted in net growth of $13.4 million. Consumer loans declined $1.7 million. Loan charge-offs for the year ended December 31, 2012 totaled $7.5 million and $10.2 million of loans were transferred to OREO. Delinquent loans decreased $14.7 million to $15.98 million or 2.20% of total gross loans at December 31, 2012 from $30.6 million, or 4.20% of total loans at December 31, 2011. Total delinquent loans by portfolio at December 31, 2012 were $9.6 million of commercial mortgages, $4.3 million of residential mortgages, $141,000 of construction loans, $681,000 of commercial business loans, $1.1 million of home equity loans, and $44,000 of other consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days – $1.8 million; 60 to 89 days – $1.2 million; and 90 days and greater – $12.9 million.

At December 31, 2012, the Company had $19.4 million in non-performing loans, or 2.67% of total loans, compared to $27.4 million, or 3.77% of total loans, at December 31, 2011. Included in non-performing loans are troubled debt restructurings totaling $3.5 million at December 31, 2012 and $405,000 at December 31, 2011, respectively. At December 31, 2012, non-performing loans by loan portfolio category were as follows: $14.2 million of commercial mortgage loans; $3.5 million of residential mortgage loans; $141,000 of construction loans; $681,000 of commercial business loans; and $842,000 of home equity loans.

At December 31, 2012, commercial non-performing loans had collateral type concentrations of $3.5 million (13 loans or 24%) secured by commercial buildings and equipment, $4.1 million (15 loans or 28%) secured by retail stores, $1.5 million (11 loans or 10%) secured by residential, duplex and multi-family properties, $2.9 million (7 loans or 19%) secured by B&B and hotels, $1.4 million (2 loans or 10%) secured by restaurant properties, $1.3 million (1 loan or 8%) secured by marinas and $172,000 (1 loan or 1%) secured by land and building lots. The three largest relationships in this category of non-performing loans are $2.8 million, $1.7 million, and $1.3 million.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified. For 2013, we anticipate a gradual decrease in the amount of problem assets. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities decreased $19.8 million, or 10.40%, to $170.9 million at December 31, 2012 from $190.7 million at December 31, 2011. At December 31, 2012 and December 31, 2011 all of the Company’s investment securities were classified as available-for-sale (AFS). The decrease in the portfolio is primarily a result of investment security sales. A portion of these proceeds were used by the Company to restructure the balance sheet as $20.0 million in FHLB fixed rate term borrowings were extinguished. The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the year ended December 31, 2012 and recorded an $8,000 charge to earnings related to the credit loss portion of impairment.

Total deposits increased $10.2 million, or 1.32%, to $784.6 million at December 31, 2012, from $774.4 million at December 31, 2011. The increase is attributable to a $61.9 million, or 12.88%, increase in core deposits, partially offset by a decrease of $50.5 million in certificates of deposit. NOW and money market accounts increased $42.0 million, or 13.06%, to $363.5 million at December 31, 2012 from $321.5 million at December 31, 2011. This increase was primarily attributable to increases in municipal accounts of $17.3 million, or 27.78%, commercial money market accounts of $14.3 million, or 35.04%, and increases in personal interest bearing checking accounts of $13.6 million, or 17.55%. Non-interest bearing checking accounts increased $11.7 million, or 16.48%, to $82.7 million at December 31, 2012 from $71.0 million at December 31, 2011, and savings deposits increased $8.2 million or 9.29% to $96.2 million at December 31, 2012 from $88.0 million at December 31, 2011. Certificates of deposit totaled $238.6 million at December 31, 2012, a decline of $50.5 million or 17.46%, from $289.1 million at December 31, 2011. Total borrowings decreased $46.0 million, or 31.98%, to $98.0 million at December 31, 2012 from $144.0 million at December 31, 2011. The Company extinguished $20.0 million in FHLB of NY fixed rate term borrowings which had a weighted average rate of 3.44% and maturity dates ranging from August 2013 through February 2014. The prepayment of these borrowings will be accretive to net interest income through the first quarter of 2014. In addition, in August 2012, the Company restructured an additional $54.0 million in borrowings, significantly lowering the cost of funds. As a result of both restructurings, net interest income is projected to increase by $1.3 million annually and the net interest margin will benefit by 22 basis points annually. In addition, the increase in deposits discussed previously enabled the Company to replace borrowings with lower costing funding sources such as interest bearing demand deposits and non- interest bearing deposits. At December 31, 2012, our borrowings to assets ratio decreased to 9.4% from 13.4% at December 31, 2011. Borrowings to total liabilities decreased to 11.0% at December 31, 2012 from 15.6% at December 31, 2011.

Stockholders’ equity increased $5.1 million, or 3.50%, to $150.8 million at December 31, 2012, from $145.7 million at December 31, 2011. The increase in equity was primarily attributable to the net income of $4.6 million. At December 31, 2012, stockholders’ equity totaled $150.8 million, or 14.49% of total assets, and tangible equity totaled $128.0 million or 12.57% of total tangible assets.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General. The Company recorded net income of $4.6 million, or $0.37 per common and fully diluted share for the year ended December 31, 2012 compared to net income of $8.0 million, or $0.64 per common and fully diluted share for the year ended December 31, 2011. Included in the full year operating results for 2011 were tax benefits totaling $12.2 million representing the reversal of a portion of the deferred tax valuation allowance. Pre-tax income increased $17.6 million year-over-year primarily resulting from a reduction in the loan loss provision of $15.1 million, a reduced year-over-year OTTI charge of $1.4 million, an increase in net gains on the sale of investment securities of $1.5 million, an increase in net interest income of $644,000, lower OREO expenses of $450,000 and lower loan related expenses of $213,000. In addition, the Company recorded net gains on loan sales of $423,000 for the year ended December 31, 2012 compared to net losses of $67,000 for the twelve month period ended December 31, 2011. These positive factors were partially offset by a reduction in the gain on sale of bank premises of $1.4 million, and a $921,000 prepayment penalty of related to the previously disclosed debt extinguishment in the second quarter of 2012.

Interest Income. Interest income decreased $2.8 million, or 5.99%, to $43.7 million for the year ended December 31, 2012, from $46.5 million for the year ended December 31, 2011. The decrease for the year resulted from a $2.7 million, or 6.55%, decrease in interest income on loans. Average loan balances for the year ended December 31, 2012 decreased $32.3 million, or 4.21% to $735.4 million from $767.7 million for the year ended December 31, 2011. Loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs, and the transfer of loans to OREO. For the year ended December 31, 2012, loan charge-offs totaled $7.5 million and loans transferred to OREO totaled $10.2 million. The average yield on the loan portfolio decreased 13 basis points to 5.29% for the year ended December 31, 2012 from 5.42% for the year ended December 31, 2011, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms approximated $1.3 million for the year ended December 31, 2011 compared to $2.1 million for the year ended December 31, 2011.

The average balance of the investment portfolio increased $2.1 million, or 1.16%, to $183.0 million for the year ended December 31, 2012 from $180.9 million for the year ended December 31, 2011. The slight increase in the average balance of investments occurred in conjunction with a reduction in agency securities and an increase in mortgage backed securities. The average yield on the investment portfolio decreased 6 basis points to 2.55% for the year ended December 31, 2012 from 2.61% for the year ended December 31, 2011. The decrease in the investment portfolio yield was a result of the proceeds from higher yielding securities being reinvested into securities that have lower coupon rates.

Interest Expense. Interest expense decreased $3.4 million, or 29.34%, to $8.2 million for the year ended December 31, 2012, from $11.6 million for the year ended December 31, 2011. The decrease in interest expense resulted from lower rates on interest-bearing deposit products, particularly certificates of deposit and money market accounts.

Interest expense on certificates of deposit decreased $1.4 million, or 31.65%, to $3.1 million for the year ended December 31, 2012, from $4.5 million for the year ended December 31, 2011. The average rate paid on certificates of deposit decreased 30 basis points to 1.19% for the year ended December 31, 2012, from 1.49% for the year ended December 31, 2011, while the average balance of certificates of deposit decreased $43.0 million, or 14.21% to $259.4 million for the year ended December 31, 2012, from $302.4 million for the year ended December 31, 2011. Interest expense on NOW (interest-bearing demand accounts) and money market accounts decreased $502,000, or 28.85%, to $1.2 million for the year ended December 31, 2012, from $1.7 million for the year ended December 31, 2011. The average rate paid on NOW and money market accounts decreased 20 basis points to 0.37% for the year ended December 31, 2012, from 0.57% for the year ended December 31, 2011. The average balance of NOW and money market accounts increased $27.6 million, or 9.07%, to $332.6 million for the year ended December 31, 2012, from $305.0 million for the year ended December 31, 2011. Interest expense on savings accounts decreased $61,000 to $154,000 for the year ended December 31, 2012, from $215,000 for the year ended December 31, 2011. The average rate paid on savings deposits decreased 8 basis points to 0.17% for the year ended December 31, 2012, from 0.25% for the year ended December 31, 2011, while the average balance of savings accounts increased $7.1 million, or 3.97% to $92.5 million for the year ended December 31, 2012, from $85.4 million for the year ended December 31, 2011. The average balance of NOW and money market accounts includes both indexed priced and fixed rate municipal account relationships for the year ended December 31, 2012, with an average balance of $62.8 million and an average rate of 0.61%, compared to an average balance of $50.8 million and an average rate of 0.60% for the year ended December 31, 2011. Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) decreased $1.4 million, or 27.53%, to $3.7 million for the year ended December 31, 2012 from $5.1 million for the year ended December 31, 2011. The average balance of borrowings declined $25.4 million, or 16.66%, to $126.8 million for the year ended December 31, 2012, from $152.2 million for the year ended December 31, 2011. The average rate paid on borrowings decreased 44 basis points to 2.94% for the year ended December 31, 2012, from 3.38% for the year ended December 31, 2011. The decreases in both the average balance and average rate paid on borrowings primarily resulted from the previously mentioned debt extinguishment in the second quarter of 2012 and the further restructuring of debt in the third quarter of 2012.

Net Interest Income. Net interest income increased $624,000, or 1.79%, to $35.5 million for the year ended December 31, 2012, from $34.8 million for the year ended December 31, 2011. The net interest margin increased by 15 basis points to 3.75% for the year ended December 31, 2012, from 3.60% for the year ended December 31, 2011. The yield on interest-earning assets declined 17 basis points to 4.62% for the year ended December 31, 2012 compared to 4.79% for the year ended December 31, 2011, while the cost of interest-bearing liabilities declined 36 basis points to 1.01% for the year ended December 31, 2012 compared to 1.37% for the same period last year. The net interest margin benefited from the previously mentioned debt extinguishment and restructuring of debt. Significant interest expense savings were realized from certificates of deposits and money market accounts as pricing strategies implemented during the year reflected the current interest rate environment and competition. The ratio of average interest earning assets to average interest bearing liabilities increased to 116.52% during the year ended December 31, 2012, from 114.71% for the year ended December 31, 2011.

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

The Company recorded a provision for loan losses of $4.5 million for the year ended December 31, 2012 compared to $19.6 million for the year ended December 31, 2011 resulting from charge-offs totaling $7.5 million in 2012 compared to charge-offs and write-downs of loans transferred to held for sale totaling $19.7 million in 2011. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 50.86% at December 31, 2012, from 46.10% at December 31, 2011 primarily due an $8.0 million reduction in non-performing loans. Included in the 2012 charge-offs of $7.5 million were partial charge-offs totaling $6.1 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.19%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 7.01%. Loan loss recoveries were $228,000 for the year ended December 31, 2012 compared to $221,000 for the year ended December 31, 2011.

Our allowance for loans losses decreased $2.8 million or 22.14%, to $9.9 million at December 31, 2012, from $12.7 million at December 31, 2011. The ratio of our allowance for loan losses to total loans decreased to 1.36% at December 31, 2012, from 1.74% at December 31, 2011.

Non-Interest Income. Non-interest income increased $2.5 million, or 47.13%, to $7.8 million for the year ended December 31, 2012, from $5.3 million for the year ended December 31, 2011. The increase resulted from net gains on sales of investment securities totaling $1.6 million for the year ended December 31, 2012 compared to $149,000 for the year ended December 31, 2011 and the Company recognizing a reduced OTTI charge on investment securities which totaled $8,000 for the year ended December 31, 2012 compared to an OTTI charge of $1.5 million for the year ended December 31, 2011. Net gains on the sale of loans totaled $423,000 for the year ended December 31, 2012 compared to net losses on the sale of loans totaling $67,000 for the year ended December 31, 2011 Included in the twelve month period of 2012 was a gain on the sale of the Company’s merchant card business. The year ended December 31, 2012 included the recognition of a deferred gain related to the sale of bank premises of $425,000 compared to the initial $1.8 million gain recorded in the second quarter of 2011. The additional gain of $425,000 resulted from vacating leased space in the second quarter of 2012 which accelerated the recognition of a portion of the deferred gain. The Company recorded net losses on the sale of OREO of $260,000 for the 2012 twelve month period compared to net losses on OREO sales of $218,000 for the year ended December 31, 2011.

Non-Interest Expense. Non-interest expense increased $694,000, or 2.24%, to $31.6 million for the year ended December 31, 2012 from $30.9 million for the year ended December 31, 2011. The year ended December 31, 2012 included a prepayment penalty of $921,000 related to the previously disclosed debt extinguishment in the second quarter of 2012. OREO expenses declined $450,000 to $2.1 million for the year ended December 31, 2012 compared to $2.5 million for the twelve month period of 2011. Included in these expenses were OREO write-downs totaling $1.1 million compared to $1.8 million for the year ended December 31, 2011. Loan related expenses totaled $2.1 million for the year ended December 31, 2012 compared to $2.4 million for the year ended December 31, 2011 resulting from decreased expenses related to non-performing loans. Year-over-year, advertising expenses increased $137,000 reflecting the Company’s aggressive approach to increase market share and Federal deposit insurance premiums increased $139,000. Telecommunications costs increased $150,000 year-over-year primarily resulting from increased contractual service provider costs and an increase in the transactional volume of our on-line banking solutions. Salaries and benefits declined $68,000. Increases in compensation costs (salaries and incentive compensation) were more than offset by reductions in healthcare costs, stock-based compensation plan expenses and the elimination of the Company’s contributions to the 401K plan in 2012.

Income Tax Expense. For the year ended December 31, 2012 income tax expense totaled $2.7 million compared to a tax benefit of $18.4 million for the year ended December 31, 2011. Income tax expense for the year ended December 31, 2012 was negatively impacted by approximately $358,000 of deferred tax asset valuation allowance related to the Cape Charitable Foundation. The 2011 tax benefit is primarily attributable to the reversal of $12.2 million of the deferred tax valuation allowance and a pre-tax loss of $10.4 million. The release of a portion of the valuation allowance was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters through September 30, 2011, projected future taxable income and a tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. Based on these factors management has determined that it is more likely than not that a greater portion of its deferred tax assets are realizable and has adjusted the valuation allowance accordingly.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. The Company recorded net income of $8.0 million, or $0.64 per common and fully diluted share for the year ended December 31, 2011 compared to net income of $4.0 million, or $0.33 per common and fully diluted share for the year ended December 31, 2010. The year-over-year increase in net income was primarily attributable to the reversal of $12.2 million of a deferred tax valuation allowance, a $2.0 million reduction in OTTI charges and the $1.8 million gain on the sale of bank premises recorded in the second quarter of 2011. These positive factors were partially offset by a $12.1 million increase in the loan loss provision, an increase of $1.5 million in other real estate owned (OREO) expenses (primarily resulting from an increase of $1.3 million in OREO write-downs), a reduction of $489,000 in gains on the sale of OREO, and reduced gains on the sale of investment securities of $683,000. In addition, the Company recorded a net loss on loan sales of $67,000 for the year ended December 31, 2011 compared to net gains of $168,000 for the twelve month period ended December 31, 2010. Net interest income decreased $874,000, or 2.45%, to $34.9 million for the year ended December 31, 2011 compared to $35.7 million for the year ended December 31, 2010. The decline in net interest income was primarily attributable to the yield on interest-earning assets decreasing 36 points compared to the cost of interest-bearing liabilities which decreased 32 basis points. The net interest margin decreased to 3.60% for the year ended December 31, 2011 from 3.66% for the year ended December 31, 2010.

Interest Income. Interest income decreased $3.8 million, or 7.56%, to $46.5 million for the year ended December 31, 2011, from $50.3 million for the year ended December 31, 2010. The decrease for the year resulted from a $3.5 million, or 7.82%, decrease in interest income on loans, and a decrease of $272,000, or 5.30%, in interest income on investment securities. Average loan balances for the year ended December 31, 2011 decreased $21.4 million, or 2.71% to $767.7 million from $789.1 million for the year ended December 31, 2010. Due to the economic downturn, loan demand was not sufficient enough to offset monthly principal reductions, pay-offs, charge-offs, the reclassification of loans to held for sale, and the transfer of loans to OREO. For the year ended December 31, 2011, loan charge-offs and write-downs totaled $19.7 million, loans transferred to OREO totaled $10.5 million, and, in the third quarter of 2011, $11.9 million of non-performing commercial loans were reclassified to loans held for sale at their fair market value. The average yield on the loan portfolio decreased 30 basis points to 5.42% for the year ended December 31, 2011 from 5.72% for the year ended December 31, 2010, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms approximated $2.1 million for the year ended December 31, 2011 compared to $1.9 million for the year ended December 31, 2010.

The average balance of the investment portfolio increased $9.7 million, or 5.67%, to $180.9 million for the year ended December 31, 2011 from $171.2 million for the year ended December 31, 2010. The average yield on investments decreased 30 basis points to 2.61% for the year ended December 31, 2011 from 2.91% for the year ended December 31, 2010. The average balance of investments increased primarily due to reinvesting cash flow from the loan portfolio, which experienced marginal new loan volume during the year and $7.1 million in proceeds from the sale of bank premises in May 2011. The decline in yield was largely due to proceeds from higher yielding securities being reinvested in securities that had lower coupon rates. The Company prefers to maintain an effective duration for the portfolio of approximately 3 years. This strategy, while helpful from a liquidity standpoint, adversely impacts the investment portfolio yield as the Company foregoes purchasing securities with a longer term to maturity and higher coupon rates.

Interest Expense. Interest expense decreased $2.9 million, or 20.14%, to $11.6 million for the year ended December 31, 2011, from $14.5 million for the year ended December 31, 2010. The decrease in interest expense resulted from lower rates on all interest-bearing deposit products, particularly certificates of deposit.

Interest expense on certificates of deposit decreased $1.6 million, or 26.54%, to $4.5 million for the year ended December 31, 2011, from $6.1 million for the year ended December 31, 2010. The average rate paid on certificates of deposit decreased 28 basis points to 1.49% for the year ended December 31, 2011, from 1.77% for the year ended December 31, 2010, while the average balance of certificates of deposit decreased $43.9 million, or 12.68% to $302.4 million for the year ended December 31, 2011, from $346.3 million for the year ended December 31, 2010. Interest expense on NOW (interest-bearing demand accounts) and money market accounts decreased $428,000, or 19.74%, to $1.7 million for the year ended December 31, 2011, from $2.2 million for the year ended December 31, 2010. The average rate paid on NOW and money market accounts decreased 23 basis points to 0.57% for the year ended December 31, 2011, from 0.80% for the year ended December 31, 2010. The average balance of NOW and money market accounts increased $34.8 million, or 12.87%, to $305.0 million for the year ended December 31, 2011, from $270.2 million for the year ended December 31, 2010. Interest expense on savings accounts decreased $101,000 to $215,000 for the year ended December 31, 2011, from $316,000 for the year ended December 31, 2010. The average rate paid on savings deposits decreased 13 basis points to 0.25% for the year ended December 31, 2011, from 0.38% for the year ended December 31, 2010, while the average balance of savings accounts increased $3.3 million, or 3.97% to $85.4 million for the year ended December 31, 2011, from $82.1 million for the year ended December 31, 2010. The average balance of NOW and money market accounts included both indexed priced and fixed rate municipal account relationships for the year ended December 31, 2011, with an average balance of $50.8 million and an average rate of 0.60%, compared to an average balance of $28.5 million and an average rate of 0.49% for the year ended December 31, 2010. Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) decreased $770,000, or 13.01%, to $5.1 million for the year ended December 31, 2011 from $5.9 million for the year ended December 31, 2010. The average balance of borrowings declined $8.7 million, or 5.41%, to $152.2 million for the year ended December 31, 2011, from $160.9 million for the year ended December 31, 2010. The average rate paid on borrowings decreased 30 basis points to 3.38% for the year ended December 31, 2011, from 3.68% for the year ended December 31, 2010. The decreases in both the average balance and average rate paid on borrowings occurred as $25.0 million in fixed term advances with a weighted average rate of 3.80% matured during the year and were replaced as a funding source with lower costing deposits.

Net Interest Income. Net interest income decreased $874,000, or 2.45%, to $34.8 million for the year ended December 31, 2011, from $35.7 million for the year ended December 31, 2010. Our net interest margin decreased by 6 basis points to 3.60% for the year ended December 31, 2011, from 3.66% for the year ended December 31, 2010. The decrease in net interest income resulted from the yield on total interest-earning assets decreasing 36 basis points to 4.79% for the year ended December 31, 2011, from 5.15% for the year ended December 31, 2010. The decline in yield was primarily a result of cash flows from the loan portfolio being reinvested in lower yielding investments due to marginal new loan volume, the impact of non-accruing loans and the interest rate environment. This decline was partially offset by the cost of total interest-bearing liabilities decreasing 32 basis points to 1.37% for the year ended December 31, 2011, from 1.69% for the year ended December 31, 2010. Significant interest expense savings were realized from certificates of deposits and money market accounts as pricing strategies implemented during the year reflected the interest rate environment and competition. The ratio of average interest earning assets to average interest bearing liabilities increased to 114.71% during the year ended December 31, 2011, from 113.67% for the year ended December 31, 2010.

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

Income Tax Expense. For the year ended December 31, 2011 income tax expense was a benefit of $18.4 million, compared to a tax benefit of $1.5 million for the year ended December 31, 2010. The 2011 tax benefit was primarily attributable to the reversal of $12.2 million of the deferred tax valuation allowance and a pre-tax loss of $10.4 million. The release of a portion of the valuation allowance was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters through September 30, 2011, projected future taxable income and a tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. Based on these factors management had determined that it was more likely than not that a greater portion of its deferred tax assets were realizable and adjusted the valuation allowance accordingly. The 2010 tax benefit was primarily due to the release of $2.0 million of the deferred tax valuation allowance. The release of the valuation allowance was due to estimated taxable income through 2010 and the anticipated implementation of a business planning strategy which would result in the recognition of a capital gain.

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

	For the years ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$27,080	$136	0.50%	$20,725	$137	0.66%	$16,727	$157	0.94%
Investments	182,997	4,670	2.55%	180,920	4,728	2.61%	171,213	4,980	2.91%
Loans	735,409	38,878	5.29%	767,695	41,602	5.42%	789,101	45,132	5.72%

Total interest-earning assets	945,486	43,684	4.62%	969,340	46,467	4.79%	977,041	50,269	5.15%
Noninterest-earning assets	116,283			113,114			102,325
Allowance for loan losses	(12,411)			(13,301)			(12,739)

Total assets	$1,049,358			$1,069,153			$1,066,627

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	163,011	552	0.34%	$141,099	472	0.33%	$114,917	401	0.35%
Savings accounts	92,488	154	0.17%	85,409	215	0.25%	82,146	316	0.38%
Money market accounts	169,614	686	0.40%	163,873	1,268	0.77%	155,289	1,767	1.14%
Certificates of deposit	259,447	3,082	1.19%	302,426	4,509	1.49%	346,323	6,138	1.77%
Borrowings	126,843	3,730	2.94%	152,196	5,147	3.38%	160,901	5,917	3.68%

Total interest-bearing liabilities	811,403	8,204	1.01%	845,003	11,611	1.37%	859,576	14,539	1.69%
Noninterest-bearing deposits	82,218			75,930			69,438
Other liabilities	6,395			5,965			5,647

Total liabilities	900,016			926,898			934,661
Stockholders’ equity	149,341			142,255			131,966

Total liabilities and stockholders’ equity	$1,049,358			$1,069,153			$1,066,627

Net interest income		$35,480			$34,856			$35,730

Net interest spread			3.61%			3.42%			3.46%
Net interest margin			3.75%			3.60%			3.66%
Net interest income and margin (tax equivalent basis) (1)		$35,877	3.79%		$35,321	3.64%		$36,314	3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.52%			114.71%			113.67%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $397,000, $465,000 and $584,000 for the years ended December 31, 2012, 2011 and 2010 respectively. The average yield on investments decreased to 2.55% for the year ended December 31, 2012, from 2.61% for the year ended December 2011, and 2.91% for the year ended December 31, 2010.

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

	For the year ended December 31, 2012 compared to the year ended December 31, 2011			For the year ended December 31, 2011 compared to the year ended December 31, 2010
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
		(in thousands)			(in thousands)
Interest Earning Assets
Interest-earning deposits	$42	$(43)	$(1)	$33	$(53)	$(20)
Investments	58	(116)	(58)	267	(519)	(252)
Loans	(1,682)	(1,042)	(2,724)	(1,245)	(2,285)	(3,530)

Total interest income	(1,582)	(1,201)	(2,783)	(945)	(2,857)	(3,802)

Interest-Bearing Liabilities
Interest-bearing demand accounts	75	5	80	87	(16)	71
Savings accounts	18	(77)	(61)	11	(112)	(101)
Money market accounts	45	(627)	(582)	92	(591)	(499)
Certificates of deposit	(637)	(790)	(1,427)	(730)	(899)	(1,629)
Borrowings	(852)	(565)	(1,417)	(317)	(453)	(770)

Total interest expense	(1,351)	(2,054)	(3,407)	(857)	(2,071)	(2,928)

Total net interest income	$(231)	$853	$624	$(88)	$(786)	$(874)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board, which meets quarterly, as well as a management level Asset/Liability Committee which meets monthly. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

The table below sets forth, as of December 31, 2012, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in Interest Rates (basis points) (1)	Estimated NPV (2)	Increase (decrease) in Estimated NPV		Estimated Net Interest Income	Increase (decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(dollars in thousands)
+200	$158,081	$(17,913)	-10.20%	$31,563	$(3,014)	-8.70%
+100	$172,607	$(3,387)	-1.90%	$33,297	$(1,280)	-3.70%
0	$175,994			$34,577
-100	$161,656	$(14,338)	-8.10%	$33,599	$(978)	-2.80%
-200	$157,453	$(18,541)	-10.50%	$33,121	$(1,456)	-4.20%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at December 31, 2012, in the event of a 100 basis point increase in interest rates, we would experience a 1.9% decrease in net portfolio value and a $1.3 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience an 8.1% decrease in net portfolio value and a $978,000 decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $55.2 million during 2012 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of December 31, 2012, the Company’s entire investment portfolio, with a fair market value of $170.9 million, was classified as available-for-sale. The company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has approved a Liquidity Management Policy and Contingency Funding Plan that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and quantifies minimum liquidity requirements based on approved limits. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Chief Financial Officer and our Treasury function. Liquidity stress testing is performed annually, unless circumstance dictates more frequently, and all testing results are reported to the Board of Directors through the ALCO minutes.

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $10.5 million, or 1.32%, during 2012, and comprised 88.16% of total liabilities at December 31, 2012, as compared to 83.68% at December 31, 2011.

Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. Capital stress testing is performed quarterly, unless circumstance dictates more frequently, and all testing results are reported to the Board of Directors. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15, “Regulatory Matters” of the Notes to Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Borrowings	$15,000	$15,000	$33,522	$34,443	$97,965
Operating leases	377	139	—	—	516
Certificates of deposit	169,727	47,006	21,889	—	238,622

Total	$185,104	$62,145	$55,411	$34,443	$337,103

Commitments to extend credit	$101,067	$—	$—	$—	$101,067

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

Cape Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This report appears on page F-1.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2012 and 2011

(C)	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Michael D. Devlin (5)

10.3	Change in Control Agreement for Guy Hackney (3)

10.4	Change in Control Agreement for James McGowan, Jr. (3)

10.5	Change in Control Agreement for Michele Pollack (3)

10.6	Change in Control Agreement for Charles L. Pinto (4)

10.7	Form of Director Retirement Plan (1)

10.8	2008 Equity Incentive Plan (6)

14	Code of Ethics (7)

21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements – Furnished herewith.(8)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.
(8)	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: March 14, 2013	By:	/s/ Michael D. Devlin
Michael D. Devlin Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael D. Devlin Michael D. Devlin	Chief Executive Officer and President (Principal Executive Officer)	March 14, 2013

/s/ Guy Hackney Guy Hackney	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2013

/s/ James J. Lynch James J. Lynch	Director	March 14, 2013

/s/ Agostino R. Fabietti Agostino R. Fabietti	Director	March 14, 2013

/s/ Roy Goldberg Roy Goldberg	Director	March 14, 2013

/s/ Benjamin D. Goldman Benjamin D. Goldman	Director	March 14, 2013

/s/ Frank J. Glaser Frank J. Glaser	Director	March 14, 2013

/s/ Althea L.A. Skeels Althea L.A. Skeels	Director	March 14, 2013

/s/ David C. Ingersoll, Jr. David C. Ingersoll, Jr.	Director	March 14, 2013

/s/ Matthew J. Reynolds Matthew J. Reynolds	Director	March 14, 2013

/s/ Thomas K. Ritter Thomas K. Ritter	Director	March 14, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CAPE BANCORP, INC. AND SUBSIDIARIES

*    *    *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cape Bancorp, Inc.:

We have audited Cape Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cape Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Cape Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 15, 2013

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash & due from financial institutions	$6,867	$6,064
Interest-bearing bank balances	17,361	19,411

Cash and cash equivalents	24,228	25,475
Interest-bearing time deposits	9,259	9,828
Investment securities available for sale, at fair value (amortized cost of $171,987 and $192,284 respectively)	170,857	190,714
Loans held for sale	8,795	7,657
Loans, net of allowance of $9,852 and $12,653 respectively	714,396	716,341
Accrued interest receivable	3,091	3,601
Premises and equipment, net	20,283	20,188
Other real estate owned	7,221	8,354
Federal Home Loan Bank (FHLB) stock, at cost	5,775	7,533
Prepaid FDIC insurance premium	635	1,987
Deferred income taxes	17,639	20,495
Bank owned life insurance (BOLI)	30,226	29,249
Goodwill	22,575	22,575
Intangible assets, net	264	339
Assets held for sale	436	477
Other assets	5,118	6,315

Total assets	$1,040,798	$1,071,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$86,266	$75,774
Interest-bearing deposits	698,325	698,629
Federal funds purchased and repurchase agreements	9,924	37,519
Federal Home Loan Bank borrowings	88,041	106,500
Advances from borrowers for taxes and insurance	652	582
Accrued interest payable	148	531
Other liabilities	6,616	5,874

Total liabilities	889,972	925,409

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,336,776 shares at December 31, 2012 and 13,324,521 shares at December 31, 2011; outstanding 13,336,776 shares at December 31, 2012 and 13,314,111 shares at December 31, 2011	133	133
Additional paid-in capital	127,767	127,364
Treasury stock at cost: no shares at December 31, 2012 and 10,410 shares at December 31, 2011	—	(81)
Unearned ESOP shares	(8,528)	(8,954)
Accumulated other comprehensive loss, net	(679)	(942)
Retained earnings	32,133	28,199

Total stockholders’ equity	150,826	145,719

Total liabilities & stockholders’ equity	$1,040,798	$1,071,128

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$38,878	$41,602	$45,132
Interest and dividends on investments
Taxable	1,854	2,237	1,612
Tax-exempt	697	930	1,189
Interest on mortgage-backed securities	2,255	1,698	2,336

Total interest income	43,684	46,467	50,269

Interest expense:
Interest on deposits	4,474	6,464	8,622
Interest on borrowings	3,730	5,147	5,917

Total interest expense	8,204	11,611	14,539

Net interest income before provision for loan losses	35,480	34,856	35,730
Provision for loan losses	4,461	19,607	7,496

Net interest income after provision for loan losses	31,019	15,249	28,234

Non-interest income:
Service fees	3,678	3,555	3,427
Net gains (losses) on sale of loans	423	(67)	168
Net increase from BOLI	977	998	1,042
Net rental income	—	157	233
Gain (loss) on sale of investment securities held for sale, net	1,604	149	832
Net gain (loss) on sale of OREO	(260)	(218)	271
Gain on sale of bank premises	425	1,830	—
Other	975	364	303
Gross other-than-temporary impairment losses	(72)	(1,661)	(5,382)
Less: Portion of loss recognized in other comprehensive income	64	204	1,957

Net other-than-temporary impairment losses	(8)	(1,457)	(3,425)

Total non-interest income	7,814	5,311	2,851

Non-interest expense:
Salaries and employee benefits	14,363	14,431	13,977
Occupancy expenses, net	1,748	1,833	2,028
Equipment expenses	1,178	1,236	1,631
Federal insurance premiums	1,413	1,274	1,267
Data processing	1,424	1,365	1,341
Loan related expenses	2,149	2,362	2,037
Advertising	695	558	397
Telecommunications	1,184	1,034	985
Professional services	724	784	624
OREO expenses	2,053	2,503	956
Other operating	4,691	3,548	3,291

Total non-interest expense	31,622	30,928	28,534

Income (loss) before income taxes	7,211	(10,368)	2,551
Income tax expense (benefit)	2,655	(18,355)	(1,490)

Net income (loss)	$4,556	$7,987	$4,041

Earnings (loss) per share (see Note 16):
Basic	$0.37	$0.64	$0.33
Diluted	$0.37	$0.64	$0.33
Weighted average number of shares outstanding:
Basic	12,441,219	12,393,359	12,351,902
Diluted	12,443,298	12,398,178	12,354,952

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2012			2011			2010
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
	Tax	Expense	Tax	Tax	Expense	Tax	Tax	Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
			(in thousands)
Net income (loss)	$7,211	$2,655	$4,556	$(10,368)	$(18,355)	$7,987	$2,551	$(1,490)	$4,041
Other comprehensive income:
Unrealized holding gains arising during the period	2,100	841	1,259	5,796	1,811	3,985	1,015	379	636
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	(64)	(26)	(38)	(204)	(81)	(123)	(1,957)	(665)	(1,292)
Less reclassification adjustment for gain on sales of securities realized in net income	(1,604)	(641)	(963)	(149)	(60)	(89)	(832)	(283)	(549)
Less reclassification adjustment for credit related
OTTI realized in net income	8	3	5	1,457	582	875	3,425	1,165	2,260

Total other comprehensive income (loss)	440	177	263	6,900	2,252	4,648	1,651	596	1,055

Total comprehensive income (loss)	$7,651	$2,832	$4,819	$(3,468)	$(16,103)	$12,635	$4,202	$(894)	$5,096

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2011 and 2010

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2009	$133	$126,695	$—	$(9,806)	$(6,645)	$16,171	$126,548
Net income	—	—	—	—	—	4,041	4,041
Other comprehensive income	—	—	—	—	1,055	—	1,055

Total comprehensive income							5,096
Stock option compensation expense	—	268	—	—	—	—	268
Restricted stock compensation expense	—	8	—	—	—	—	8
Common stock repurchased—11,000 shares	—	—	(85)	—	—	—	(85)
ESOP shares earned	—	(107)	—	426	—	—	319

Balance, December 31, 2010	133	126,864	(85)	(9,380)	(5,590)	20,212	132,154
Net income	—	—	—	—	—	7,987	7,987
Other comprehensive income	—	—	—	—	4,648	—	4,648

Total comprehensive income							12,635
Stock option compensation expense	—	526	—	—	—	—	526
Restricted stock compensation expense	—	17	—	—	—	—	17
Issuance of stock for stock options	—	—	4	—	—	—	4
ESOP shares earned	—	(43)	—	426	—	—	383

Balance, December 31, 2011	133	127,364	(81)	(8,954)	(942)	28,199	145,719
Net income	—	—	—	—	—	4,556	4,556
Other comprehensive income	—	—	—	—	263	—	263

Total comprehensive income							4,819
Stock option compensation expense	—	356	—	—	—	—	356
Restricted stock compensation expense	—	10	—	—	—	—	10
Issuance of stock for stock options	—	98	81	—	—	—	179
Dividends on common stock	—	—	—	—	—	(622)	(622)
ESOP shares earned	—	(61)	—	426	—	—	365

Balance, December 31, 2012	$133	$127,767	$—	$(8,528)	$(679)	$32,133	$150,826

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$4,556	$7,987	$4,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,461	19,607	7,496
Net (gain) loss on the sale of loans	(423)	67	(168)
Gain on the sale of bank premises	(425)	(1,830)	—
Net (gain) loss on the sale of other real estate owned	260	218	(271)
Write-down of other real estate owned	1,062	1,848	501
Prepayment penalty on debt extinguishment	921	—	—
Loss on impairment of securities	8	1,457	3,425
Net gain on sale of investments	(1,604)	(149)	(832)
(Gain) loss on disposal of other assets	—	24	(30)
Gain on the sale of merchant card business	(350)	—	—
Earnings on BOLI	(977)	(998)	(1,042)
Originations of loans held for sale	(49,256)	(21,986)	(16,471)
Proceeds from sales of loans	47,612	27,206	15,645
Depreciation and amortization	1,574	1,254	1,910
ESOP and stock-based compensation expense	731	925	596
Deferred income taxes	2,683	(16,694)	(2,694)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	510	428	601
Other assets	3,425	(1,115)	1,589
Accrued interest payable	(383)	(183)	(93)
Other liabilities	(430)	(328)	559

Net cash provided by operating activities	13,955	17,738	14,762

Cash flows from investing activities
Proceeds from sales of AFS securities	67,419	12,441	16,889
Proceeds from calls, maturities, and principal repayments of AFS securities	55,150	107,326	112,031
Purchases of AFS securities	(99,274)	(147,492)	(134,323)
Redemption of Federal Home Loan Bank stock	1,758	1,188	1,554
Proceeds from the sale of merchant card business	350	—	—
Proceeds from sale of other real estate owned	9,969	3,316	5,082
(Increase) decrease in interest-bearing time deposits	569	(467)	(1,909)
(Increase) decrease in loans, net	(12,474)	13,854	5,601
Proceeds from sales of premises and equipment	—	7,078	—
Purchases of premises and equipment	(1,146)	(275)	(281)
Repurchase of common stock	—	—	(85)

Net cash provided by (used in) investing activities	22,321	(3,031)	4,559

Cash flows from financing activities
Net increase in deposits	10,188	21,339	16,502
Increase (decrease) in advances from borrowers for taxes and insurance	70	28	11
Increase in long-term borrowings	59,000	20,000	5,000
Repayments of long-term borrowings	(106,338)	(25,000)	(30,000)
Net change in short-term borrowings	—	(20,600)	(9,350)
Proceeds from exercise of shares from option plans	179	4	—
Dividends paid on common stock	(622)	—	—

Net cash used in financing activities	(37,523)	(4,229)	(17,837)

Net increase (decrease) in cash and cash equivalents	(1,247)	10,478	1,484
Cash and cash equivalents at beginning of year	25,475	14,997	13,513

Cash and cash equivalents at end of year	$24,228	$25,475	$14,997

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$8,587	$11,794	$14,632
Income taxes, net of refunds	$(446)	$1,276	$1,465
Deferred gain on the sale of bank premises	$—	$1,600	$—
Supplementary disclosure of non-cash financing and investing activities:
AFS investment security sales that settle after year-end	$281	$—	$—
AFS investment security purchases that settle after year-end	$2,000	$—	$—
Transfers from loans to other real estate owned	$10,158	$10,480	$3,750
Transfers from premises and equipment to assets held for sale	$—	$477	$—

See accompanying notes to consolidated financial statements.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Cape Bancorp Inc., (the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank (formerly Cape Savings Bank) in connection with Cape Bank’s mutual-to-stock conversion, the Company’s initial public offering and simultaneous acquisition of Boardwalk Bancorp, Inc. (“Boardwalk Bancorp”), Linwood, New Jersey and its wholly-owned New Jersey chartered bank subsidiary, Boardwalk Bank.

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its fifteen full service offices located throughout Atlantic and Cape May counties in southern New Jersey and three market development offices (“MDOs”) located in Burlington and Mercer Counties, New Jersey and in Radnor, PA, which the company opened in March 2013 to service the five county Philadelphia market area. The Bank received regulatory approval for the closing of one branch in Atlantic County which was effective as of the close of business March 16, 2012.

The Bank competes with other banking and financial institutions in its primary market areas. Commercial banks, savings banks, savings and loan associations and credit unions actively compete for savings and time certificates of deposit and all types of loans.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest bearing bank balances. The Federal Reserve Bank required reserves of $515,000 as of December 31, 2012, and $760,000 as of December 31, 2011, are included in these balances.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting standards Board (‘FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors”, (“FASB ASC 310-40”), a restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At December 31, 2012, TDRs totaled $7.0 million, of which $3.5 million were accruing TDRs and $3.5 million were non-accruing TDRs. This compares to $11.2 million of TDRs at December 31, 2011, of which $10.8 million were accruing TDRS and $405,000 were non-accruing TDRs. (See Note 4 - Loans Receivable)

Other Real Estate Owned (“OREO”): Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the lower of cost or estimated fair market value, less the estimated cost to sell at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2012 was performed in the fourth quarter at which time there was no impairment to be recognized.

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

Bank Owned Life Insurance (“BOLI”): The Bank has an investment of bank owned life insurance. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB ASC Topic 325 “Investments in Insurance Contracts”, the amount recorded is the cash surrender value, which is the amount realizable.

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

Defined Benefit Plan: The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (The “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. (See Note 13 – Benefit Plans)

The plan was amended to freeze participation to new employees commencing January 1, 2008. Employees who became eligible to participate prior to January 1, 2008, will continue to accrue a benefit under the plan. The Bank accrues pension costs as incurred. The plan was further amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

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

Stock Benefit Plan: The Company has an Equity Incentive Plan (the “Stock Benefit Plan”) under which incentive and non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. The fair value of the restricted stock is the market value of the stock on the date of grant. Under the fair value method of accounting for stock options, the fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. This amount is amortized as salaries and employee benefits expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which, if changed, can significantly affect fair value estimates.

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

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740-10—Income Taxes—Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Effect of Newly Issued Accounting Standards:

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has complied with guidance for the period ended December 31, 2012.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not been issued. The Company early adopted the amendments of this update during the fourth quarter of 2011 (See Note 10).

In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80). The amendments in this ASU require additional disclosures about an employer’s participation in a multiemployer plan. For public entities, such as Cape Bancorp, this ASU is effective for annual periods for fiscal years ending after December 15, 2011. The adoption of this ASU in the fourth quarter of 2011 did not have a material impact on the Company’s consolidated financial statements. The presentation of the additional disclosures relating to the multiemployer retirement plan (sponsored by the Pentegra Defined Benefit Plan for Financial Institutions (The “Pentegra DB Plan”) in which the Company participates is included in Note 13 – Benefit Plans of the Notes to Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): The objective of this update is to resolve the diversity in practice about whether the guidance in the Subtopic 360-20, Property, Plant and Equipment — Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10 Consolidation — Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210): The amendments in this update clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amendments of ASU 2011-12 effective January 1, 2012 and has applied the amendments retrospectively. As a result, the Company has presented comprehensive income in two separate but consecutive statements for the years ended December 31, 2012, 2011 and 2010.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale at December 31, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$38,982	$129	$(29)	$39,082
Municipal bonds	20,307	472	(21)	20,758
Collateralized debt obligations	8,263	104	(3,685)	4,682
Corporate bonds	14,103	139	(1)	14,241

Total debt securities	$81,655	$844	$(3,736)	$78,763

Equity securities
CRA Qualified Investment Fund	$5,000	$—	$(9)	$4,991

Total equity securities	$5,000	$—	$(9)	$4,991

Mortgage-backed securities
GNMA pass-through certificates	$4,193	$237	$—	$4,430
FHLMC pass-through certificates	5,784	134	—	5,918
FNMA pass-through certificates	17,591	468	—	18,059
Collateralized mortgage obligations	57,764	950	(18)	58,696

Total mortgage-backed securities	$85,332	$1,789	$(18)	$87,103

Total securities available for sale	$171,987	$2,633	$(3,763)	$170,857

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$39,370	$377	$(1)	$39,746
Municipal bonds	21,405	818	(226)	21,997
Collateralized debt obligations	8,311	—	(4,727)	3,584
Corporate bonds	22,128	227	(174)	22,181

Total debt securities	$91,214	$1,422	$(5,128)	$87,508

Mortgage-backed securities
GNMA pass-through certificates	$4,699	$265	$—	$4,964
FHLMC pass-through certificates	4,696	116	(6)	4,806
FNMA pass-through certificates	11,781	481	—	12,262
Collateralized mortgage obligations	79,894	1,306	(26)	81,174

Total mortgage-backed securities	$101,070	$2,168	$(32)	$103,206

Total securities available for sale	$192,284	$3,590	$(5,160)	$190,714

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$6,968	$(29)	$—	$—	$6,968	$(29)
Municipal bonds	3,111	(18)	225	(3)	3,336	(21)
Corporate bonds	1,035	(1)	—	—	1,035	(1)
Collateralized debt obligations	—	—	4,524	(3,685)	4,524	(3,685)
CRA Qualified Investment Fund	4,991	(9)			4,991	(9)
Mortgage-backed securities	1,989	(18)	—	—	1,989	(18)

Total temporarily impaired investment securities	$18,094	$(75)	$4,749	$(3,688)	$22,843	$(3,763)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$2,007	$(1)	$—	$—	$2,007	$(1)
Municipal bonds	—	—	3,609	(226)	3,609	(226)
Corporate bonds	8,979	(174)	—	—	8,979	(174)
Collateralized debt obligations	—	—	3,495	(4,727)	3,495	(4,727)
Mortgage-backed securities	4,580	(32)	8	(0)	4,588	(32)

Total temporarily impaired investment securities	$15,566	$(207)	$7,112	$(4,953)	$22,678	$(5,160)

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

At December 31, 2012, the Company’s investment securities portfolio consisted of 296 securities, 31 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 97.9% of the gross unrealized losses at December 31, 2012 compared to 91.6% of the gross unrealized losses at December 31, 2011. The remaining securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, municipal obligations and corporate bonds which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell these securities, the Company does not consider those investments to be OTTI.

As of December 31, 2012, the book value of our pooled trust preferred collateralized debt obligations (CDO) totaled $8.3 million with an estimated fair value of $4.7 million and is comprised of 22 securities. Of those, 14 have been principally issued by bank holding companies (PreTSL deals, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of December 31, 2012, 14 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 10.43% to 17.11% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to 5 years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers within our CDO portfolio comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank-issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2012:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Number of Securities	Class	Amortized Cost	Fair Value	Unrealized Loss	Realized Loss	Moody’s/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$470	$406	$(64)	$(643)	Ca/C	14	47.50%	0.00%
PreTSL XIX	1	Mezzanine	54	158	104	(1,759)	C/C	47	26.10%	0.00%
I-PreTSL I	2	Mezzanine	1,844	1,200	(644)	—	NR/CCC	15	16.50%	15.68%
I-PreTSL II	2	Mezzanine	2,733	1,347	(1,386)	—	NR/B	23	12.60%	13.79%
I-PreTSL III	3	Mezzanine	2,720	1,345	(1,375)	—	Ba3/CCC	23	12.20%	17.11%
I-PreTSL IV	1	Mezzanine	442	226	(216)	—	Ba2/CCC	24	19.70%	10.43%

Total	11		$8,263	$4,682	$(3,581)	$(2,402)

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2011:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Number of Securities	Class	Amortized Cost	Fair Value	Unrealized Loss	Realized Loss	Moody’s/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$466	$285	$(181)	$(635)	Ca/C	16	48.30%	0.00%
PreTSL VI	1	Mezzanine	42	18	(24)	(16)	Ca/D	3	73.60%	0.00%
PreTSL XIX	1	Mezzanine	54	54	—	(1,759)	C/C	50	22.60%	0.00%
I-PreTSL I	2	Mezzanine	1,838	587	(1,251)	—	NR/CCC	15	16.80%	2.63%
I-PreTSL II	2	Mezzanine	2,724	1,203	(1,521)	—	NR/B	26	5.10%	13.16%
I-PreTSL III	3	Mezzanine	2,711	1,201	(1,510)	—	B2/CCC	22	12.30%	7.56%
I-PreTSL IV	1	Mezzanine	441	201	(240)	—	Ba2/CCC	27	8.40%	10.46%
MM Comm I	1	Mezzanine	35	35	—	(1,465)	NR/C	7	61.80%	0.00%

Total	13		$8,311	$3,584	$(4,727)	$(3,875)

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

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 14 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the year ending December 31, 2012 of $8,000.

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

The model also takes into account individual defaults and deferrals that have already occurred by any participating issuer within the pool of entities that make up the security’s underlying collateral. With regard to expected defaults and deferrals, the Company performs an ongoing analysis of these securities utilizing both readily available market data and analytical models obtained from the third party. On a quarterly basis we evaluate the underlying collateral of each pooled trust preferred security in our portfolio to determine the appropriate default/deferral assumptions to use in our calculation of discounted cash flows. This process entails obtaining each security’s issuer list which include the most recent financial and credit quality metrics. We then identify issuers that have metrics that are similar to those that have defaulted or are deferring payments. As part of our evaluation we consider such measures as liquidity, capital adequacy, profitability, and credit quality and analyze ratios such as ROAA, net interest margin, tier 1 risk based capital, tangible equity to tangible assets, Texas ratio, reserves to loans and non-performing loans to loans. Our evaluation also takes into consideration current economic indicators as well as recent default/deferral trends of underlying issuers. Management then develops a projected default/deferral rate for each security based on this analysis. This rate is then applied to the cash flow model developed by the third party to calculate the present value of discounted cash flows for each security. The model assumptions relative to expected recoveries of defaulted issuers and deferring issuers were discussed earlier in this Note. Furthermore, we periodically perform back-testing by comparing actual default/deferral rates to previous projections. The results are used to refine future projections on a continuous basis. Lastly, we continually evaluate the securities for the potential of future impairment by reviewing the FDIC failed bank list and deferral announcements made by the underlying issuers of each CDO security in our portfolio.

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

The amortized cost and fair value of debt, equity, and mortgage-backed securities available for sale at December 31, 2012, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due within one year or less	$4,824	$4,867
Due after one year but within five years	18,493	18,800
Due after five years but within ten years	46,348	46,544
Due after ten years	11,990	8,552
Equity securities	5,000	4,991
Mortgage-backed securities	85,332	87,103

Total investment securities	$171,987	$170,857

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at December 31, 2012 and 2011 (in thousands):

	For the years ended December 31,
	2012	2011
Beginning balance of cumulative credit losses on CDO securities	$(18,375)	$(16,918)
Additional credit losses for which other than temporary impairment was previously recognized	(8)	(363)
Credit loss recognized due to change to intent to sell	—	(1,094)

Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(18,375)

Gross realized gains on sales of investment securities during 2012 were $1,726,000, compared to $474,000 during 2011. The Company also realized gross losses of $122,000 during 2012 compared to $325,000 during 2011 as it sold securities that it viewed as having a greater than acceptable level of potential risk in the future. Proceeds were $67.4 million in 2012 compared $12.4 million in 2011.

As of December 31, 2012, the fair value of all securities available for sale that were pledged to secure public fund deposits, short-term borrowings, repurchase agreements, and for other purposes required by law, was $28.5 million. At December 31, 2011 the corresponding amount was $59.7 million.

NOTE 4 — LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2012	2011
	(in thousands)
Commercial secured by real estate	$388,048	$386,052
Commercial term loans	19,443	6,343
Construction	1,765	12,378
Other commercial	32,748	23,684
Residential mortgage	235,921	252,513
Home equity loans and lines of credit	45,258	47,237
Other consumer loans	1,317	1,023

Loans receivable, gross	724,500	729,230
Less:
Allowance for loan losses	9,852	12,653
Deferred loan fees, net	252	236

Loans receivable, net	$714,396	$716,341

Activity in the allowance for losses is as follows:

	At or for the Years ended December 31,
	2012	2011	2010
		(in thousands)
Balance at beginning of year	$12,653	$12,538	$13,311
Provisions charged to operations	4,461	19,607	7,496
Charge-offs	(7,490)	(15,662)	(8,837)
Write-downs on transfers to HFS (1)	—	(4,051)	—
Recoveries	228	221	568

Balance at end of year	$9,852	$12,653	$12,538

(1)	The Company reclassified $11.9 million of loans to held for sale in the third quarter of 2011.

The following summarizes activity related to the allowance for loan losses by category for the years ended December 31, 2012 and 2011:

	At or for the Year ended December 31, 2012
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(6,070)	(27)	(602)	(137)	(450)	(171)	(33)	—	(7,490)
Write-downs on loans transferred to HFS	—	—	—	—	—	—	—	—	—
Recoveries	182	—	11	4	—	5	26	—	228
Provision for loan losses	4,151	360	(95)	610	(159)	66	8	(480)	4,461

Balance at end of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852

Impairment evaluation
Allowance for loan losses
Individually evaluated	$550	$—	$—	$57	$5	$—	$—	$—	$612
Collectively evaluated	5,771	457	58	758	1,295	249	17	635	9,240

Total allowance for loan losses	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852

Loans
Individually evaluated	$17,452	$—	$141	$515	$4,430	$841	$—	$—	$23,379
Collectively evaluated	370,596	19,443	1,624	32,233	231,491	44,417	1,317	—	701,121

Total loans	$388,048	$19,443	$1,765	$32,748	$235,921	$45,258	$1,317	$—	$724,500

(1) includes commercial lines of credit

	At or for the Year ended December 31, 2011
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of year	$9,515	$84	$736	$464	$861	$195	$13	$670	$12,538
Charge-offs	(10,030)	(86)	(2,517)	(2,151)	(423)	(393)	(62)	—	(15,662)
Write-downs on loans transferred to HFS	(3,160)	—	(770)	(121)	—	—	—	—	(4,051)
Recoveries	96	—	9	59	23	8	26	—	221
Provision for loan losses	11,637	126	3,286	2,087	1,448	539	39	445	19,607

Balance at end of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,042	$—	$597	$3	$52	$—	$—	$—	$1,694
Collectively evaluated	7,016	124	147	335	1,857	349	16	1,115	10,959

Total allowance for loan losses	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653

Loans
Individually evaluated	$26,599	$—	$4,324	$864	$5,819	$683	$—	$—	$38,289
Collectively evaluated	359,453	6,343	8,054	22,820	246,694	46,554	1,023	—	690,941

Total loans	$386,052	$6,343	$12,378	$23,684	$252,513	$47,237	$1,023	$—	$729,230

(1)	includes commercial lines of credit

Impaired loans at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(in thousands)
Non-accrual loans (1)	$17,743	$25,416
Loans delinquent greater than 90 days and still accruing	1,626	2,033
Troubled debt restructured loans	3,538	10,840
Loans less than 90 days and still accruing	472	—

Total impaired loans	$23,379	$38,289

(1)	Non-accrual loans in the table above include TDRs totaling $3.5 million at December 31, 2012 and $405,000 at December 31, 2011. Total impaired loans do not include loans held for sale. Loans held for sale include $911,000 of loans that are on non-accrual status.

	For the years ended December 31,
	2012	2011
	(in thousands)
Average recorded investment of impaired loans	$20,781	$33,254
Interest income recognized during impairment	$311	$649
Cash basis interest income recognized	$208	$176

As of December 31, 2012 and 2011, non-performing loans had a principal balance of approximately $19.4 million and $27.4 million, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $1.6 million and $2.0 million at December 31, 2012 and 2011, respectively. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.3 million, $2.1 million, and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	December 31, 2012			December 31, 2011
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate (1)	$3,112	$2,651	$5,763	$258	$9,559	$9,817
Residential mortgage	363	887	1,250	147	1,281	1,428

Total TDRs	$3,475	$3,538	$7,013	$405	$10,840	$11,245

(1)	Excludes non-accruing HFS TDRs of $2.0 million at December 31, 2011.

There were no non-accruing HFS TDRs at December 31, 2012.

The following presents new TDRs for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012			2011
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Commercial secured by real estate	5	$4,296	$4,073	4	$4,986	$4,013
Residential mortgage	—	—	—	2	811	824

Total	5	$4,296	$4,073	6	$5,797	$4,837

The following presents, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012
	(dollars in thousands)
	Reductions in		Reductions in				Maturity Date		Deferral of Principal		Total
	Interest Rate and		Interest Rate and		Maturity Date		Extension and Interest		Amount Due and		Concessions
	Maturity Date		Principal Amount		Extension		Rate Reduction		Shortened Maturity Date		Granted
	No. of		No. of		No. of		No. of		No. of		No. of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
Accruing TDRs:
Commercial secured by real estate	1	$2,207	—	$—	—	$—	1	$342	—	$—	2	$2,549
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—

Total	1	$2,207	—	$—	—	$—	1	$342	—	$—	2	$2,549

Non-accruing TDRs:
Commercial secured by real estate	1	$1,064	—	$—	—	$—	—	$—	2	$460	3	$1,524
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—

Total	1	$1,064	—	$—	—	$—	—	$—	2	$460	3	$1,524

Total TDRs:
Commercial secured by real estate	2	$3,271	—	$—	—	$—	1	$342	2	$460	5	$4,073
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—

Total	2	$3,271	—	$—	—	$—	1	$342	2	$460	5	$4,073

	Year ended December 31, 2011
	(dollars in thousands)
	Reductions in		Reductions in				Maturity Date		Deferral of Principal		Total
	Interest Rate and		Interest Rate and		Maturity Date		Extension and Interest		Amount Due and		Concessions
	Maturity Date		Principal Amount		Extension		Rate Reduction		Shortened Maturity Date		Granted
	No. of		No. of		No. of		No. of		No. of		No. of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
Accruing TDRs:
Commercial secured by real estate (1)	1	$2,252	1	$106	1	$382	—	$—	—	$—	3	$2,740
Residential mortgage	2	824	—	—	—	—	—	—	—	—	2	824

Total	3	$3,076	1	$106	1	$382	—	$—	—	$—	5	$3,564

Non-accruing TDRs:
Commercial secured by real estate (1)	1	$1,273	—	$—	—	$—	—	$—	—	$—	1	$1,273
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—

Total	1	$1,273	—	$—	—	$—	—	$—	—	$—	1	$1,273

Total TDRs:
Commercial secured by real estate (1)	2	$3,525	1	$106	1	$382	—	$—	—	$—	4	$4,013
Residential mortgage	2	824	—	—	—	—	—	—	—	—	2	824

Total	4	$4,349	1	$106	1	$382	—	$—	—	$—	6	$4,837

(1)	Excludes non-accruing HFS TDRs of $2.0 million at December 31, 2011. There were no non-accruing HFS TDRs at December 31, 2012.

The following presents TDRs that subsequently defaulted for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012		2011
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
	(dollars in thousands)
Commercial secured by real estate	2	$194	1	$258
Residential mortgage	2	363	—	—

Total	4	$557	1	$258

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, foreclosed, sold, or it meets criteria to be removed from TDR status. At December 31, 2012 and 2011, the allowance for loan losses included an impairment reserve for TDRs in the amount of $79,000 and $215,000, respectively.

The following table presents impaired loans at December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012 (1)	Investment (2)	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$6,281	$9,021	$550	$7,106	$149
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	116	122	57	128	—
Residential mortgage	47	47	5	47	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$6,444	$9,190	$612	$7,281	$149

Impaired loans with no related allowance
Commercial secured by real estate	$11,171	$16,748	$—	$8,702	$3
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	399	436	—	361	—
Residential mortgage	4,383	4,754	—	3,792	72
Home equity loans and lines of credit	841	901	—	505	87
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$16,935	$23,047	$—	$13,500	$162

Total impaired loans
Commercial secured by real estate	$17,452	$25,769	$550	$15,808	$152
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	515	558	57	489	—
Residential mortgage	4,430	4,801	5	3,839	72
Home equity loans and lines of credit	841	901	—	505	87
Other consumer loans	—	—	—	—	—

Total impaired loans	$23,379	$32,237	$612	$20,781	$311

(1)	excludes HFS non-accruing loans of $911,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011 (1)	Investment (2)	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$7,511	$7,858	$1,042	$6,896	$187
Commercial term loans	—	—	—	—	—
Construction	2,392	2,392	597	1,003	—
Other commercial	35	38	3	35	—
Residential mortgage	364	447	52	364	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$10,302	$10,735	$1,694	$8,298	$187

Impaired loans with no related allowance
Commercial secured by real estate	$19,088	$23,926	$—	$16,718	$289
Commercial term loans	—	—	—	—	—
Construction	1,932	2,869	—	2,373	—
Other commercial	829	1,337	—	824	—
Residential mortgage	5,455	5,807	—	4,503	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$27,987	$34,811	$—	$24,956	$462

Total impaired loans
Commercial secured by real estate	$26,599	$31,784	$1,042	$23,614	$476
Commercial term loans	—	—	—	—	—
Construction	4,324	5,261	597	3,376	—
Other commercial	864	1,375	3	859	—
Residential mortgage	5,819	6,254	52	4,867	128
Home equity loans and lines of credit	683	872	—	538	45
Other consumer loans	—	—	—	—	—

Total impaired loans	$38,289	$45,546	$1,694	$33,254	$649

(1)	excludes HFS non-accruing loans of $3.6 million of which $2.0 million are TDRs.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs

The following table presents loans by past due status at December 31, 2012:

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
December 31, 2012	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual (1)	Current	Loans
	(in thousands)
Commercial secured by real estate	$—	$517	$—	$517	$14,329	$373,202	$388,048
Commercial term loans	—	—	—	—	—	19,443	19,443
Construction	—	—	141	141	—	1,624	1,765
Other commercial	—	—	—	—	515	32,233	32,748
Residential mortgage	532	253	1,056	1,841	2,487	231,593	235,921
Home equity loans and lines of credit	87	195	429	711	412	44,135	45,258
Other consumer loans	20	24	—	44	—	1,273	1,317

Total	$639	$989	$1,626	$3,254	$17,743	$703,503	$724,500

(1)	excludes $911,000 of loans held for sale.

The following table presents loans by past due status at December 31, 2011:

			90 Days
			or More	Total
	30-59 Days	60-89 Days	Delinquent	Delinquent			Total
December 31, 2011	Delinquent	Delinquent	and Accruing	and Accruing	Non-accrual (1)	Current	Loans
	(in thousands)
Commercial secured by real estate	$—	$1,363	$—	$1,363	$17,013	$367,676	$386,052
Commercial term loans	—	—	—	—	27	6,316	6,343
Construction	—	—	—	—	4,324	8,054	12,378
Other commercial	—	—	—	—	864	22,820	23,684
Residential mortgage	1,832	673	1,866	4,371	2,672	245,470	252,513
Home equity loans and lines of credit	280	95	167	542	516	46,179	47,237
Other consumer loans	—	—	—	—	—	1,023	1,023

Total	$2,112	$2,131	$2,033	$6,276	$25,416	$697,538	$729,230

(1)	excludes $3.6 million of loans held for sale.

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

Risk Rating 6— Special Mention reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.

Management believes that the Substandard category is best considered in four discrete classes: RR 7.0 “performing substandard loans;” RR 7.5; and RR 7.9

Risk Rating 7.0—The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit a well defined weakness

Risk Rating 7.5—These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.8 – These loans are impaired loans, are current and accruing, and in some cases are TDRs. They have had a FASB ASC Topic No. 310 Receivables analysis completed.

Risk Rating 7.9—These loans have undergone a FASB ASC Topic No. 310 Receivables analysis. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged off.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade	Grade	Non-
December 31, 2012	1-5	6	7	7.5	7.8	7.9	accrual	Total
	(in thousands)
Commercial secured by real estate	$363,460	$3,845	$2,717	$574	$3,123	$—	$14,329	$388,048
Commercial term loans	19,443	—	—	—	—	—	—	19,443
Construction	1,624	—	—	—	—	141	—	1,765
Other commercial	32,233	—	—	—	—	—	515	32,748

	$416,760	$3,845	$2,717	$574	$3,123	$141	$14,844	$442,004

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade	Grade	Non-
December 31, 2011	1-5	6	7	7.5	7.8	7.9	accrual	Total
	(in thousands)
Commercial secured by real estate	$340,058	$13,871	$7,081	$3,844	$—	$4,185	$17,013	$386,052
Commercial term loans	6,313	—	—	3	—	—	27	6,343
Construction	8,054	—	—	—	—	—	4,324	12,378
Other commercial	22,725	—	95	—	—	—	864	23,684

	$377,150	$13,871	$7,176	$3,847	$—	$4,185	$22,228	$428,457

The following tables present consumer loans by credit quality indicator:

		30-89 Days		Impaired
December 31, 2012	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$230,706	$785	$2,487	$1,943	$235,921
Home equity loans and lines of credit	44,135	282	412	429	45,258
Other consumer loans	1,273	44	—	—	1,317

Total consumer loans	$276,114	$1,111	$2,899	$2,372	$282,496

		30-89 Days		Impaired
December 31, 2011	Current	Delinquent	Non-accrual	Loans	Total
	(in thousands)
Real estate loans:
Residential mortgage	$244,555	$2,505	$2,672	$2,781	$252,513
Home equity loans and lines of credit	46,179	375	516	167	47,237
Other consumer loans	1,023	—	—	—	1,023

Total consumer loans	$291,757	$2,880	$3,188	$2,948	$300,773

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(in thousands)
Mortgage loan portfolios serviced	$2,346	$2,686

Custodial escrow balances maintained in connection with serviced loans were $18,000 and $19,000, respectively at December 31, 2012 and 2011.

Loans to principal officers, directors, and their affiliates were as follows:

	December 31,
	2012	2011
	(in thousands)
Beginning balance	$14,424	$14,553
New loans/advances	6,285	2,860
Effect of changes in composition of related parties	(5,960)	—
Repayments	(7,280)	(2,989)

Ending balance	$7,469	$14,424

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

Fair value measurement of securities available for sale is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include an investment fund that is traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, and corporate bonds.

The Company obtained the pricing for collateralized debt obligation securities, which are issued by financial institutions and insurance companies, from an independent third party who prepared the valuations using a market valuation approach. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, is utilized in determining individual security valuations. Due to current market conditions, as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at December 31, 2012			at December 31, 2011
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Observable	Identical	Observable	Observable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$39,082	$—	$—	$39,746	$—
Municipal bonds	—	20,758	—	—	21,997	—
Collateralized debt obligations	—	—	4,682	—	—	3,584
Corporate bonds	—	14,241	—	—	22,181	—
CRA Qualified Investment Fund	4,991
Mortgage-backed securities	—	87,103	—	—	103,206	—

Total securities available for sale	$4,991	$161,184	$4,682	$—	$187,130	$3,584

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	CDO Securities
	Available for Sale
	Years ended December 31,
	2012	2011
	(in thousands)
Beginning balance	$3,584	$1,134
Accretion of discount	39	53
Payments received	(182)	—
Realized gain on sale of MM Community and PreTSL VI redemption	127	—
Unrealized holding gain (loss)	1,122	3,854
Other-than-temporary impairment included in earnings	(8)	(1,457)

Ending balance	$4,682	$3,584

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements			Fair Value Measurements
	at December 31, 2012			at December 31, 2011
	Quoted			Quoted
	Prices			Prices
	in Active	Significant	Significant	in Active	Significant	Significant
	Markets for	Other	Other	Markets for	Other	Other
	Identical	Observable	Unobservable	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$8,389	$9,063	$—	$14,453	$12,146
Commercial term loans	—	—	—	—	—	—
Construction	—	141	—	—	1,932	2,392
Other commercial	—	400	115	—	829	35
Residential mortgage	—	3,133	1,297	—	4,173	1,646
Home equity loans	—	841	—	—	683	—

Total impaired loans	$—	$12,904	$10,475	$—	$22,070	$16,219

Other real estate owned:
Commercial	$—	$3,648	$—	$—	$7,082	$—
Residential mortgage	—	3,573	—	—	1,272	—

Total other real estate owned	$—	$7,221	$10,475	$—	$8,354	$—

Loans held for sale	$—	$8,795	$—	$—	$7,657	$—
Assets held for sale	$—	$436	$—	$—	$477	$—
Goodwill	$—	$—	$22,575	$—	$—	$22,575
Other intangibles	$—	$—	$264	$—	$—	$339

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.

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

The following disclosure of estimated fair value amounts has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

		Quoted
		Prices
		in Active	Significant	Significant
	At	Markets for	Other	Other
	December 31, 2012	Identical	Observable	Unobservable	At December 31, 2011
	Carrying	Assets	Inputs	Inputs	Carrying	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Value
	(in thousands)
Assets
Cash and cash equivalents	$24,228	$6,867	$17,361	$—	$25,475	$25,475
Interest-bearing time deposits	$9,259	$—	$9,259	$—	$9,828	$9,903
Loans held for sale	$8,795	$—	$8,795	$—	$7,657	$7,657
Loans receivable	$714,396	$—	$12,904	$725,116	$716,341	$724,996
FHLB Stock	$5,775	$—	$5,775	$—	$7,533	$7,533
Bank owned life insurance	$30,226	$—	$30,226	$—	$29,249	$29,249
Accrued interest receivable	$3,091	$—	$627	$2,464	$3,601	$3,601
Liabilities
Savings deposits	$96,160	$—	$96,160	$—	$87,988	$87,988
NOW, checking and MMDA deposits	$449,808	$86,266	$363,542	$—	$397,310	$397,310
Certificates of deposit	$238,623	$—	$240,997	$—	$289,105	$292,260
Borrowings	$97,965	$—	$109,952	$—	$144,019	$150,294
Accrued interest payable	$148	$—	$148	$—	$531	$531

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED

At December 31, 2012, other real estate owned totaled $7.2 million and consisted of thirty-five residential properties and thirteen commercial properties. At December 31, 2011, other real estate owned totaled $8.4 million and consisted of two residential properties and fifteen commercial properties.

For the year ended December 31, 2012, the Company added $10.2 million of property to OREO and sold fourteen commercial OREO properties and thirteen residential OREO properties with an aggregate carrying value totaling $10.2 million, including three commercial OREO properties and four residential OREO properties with an aggregate carrying value of $868,000 sold in the fourth quarter of 2012. Net losses on the sale of OREO totaled $260,000 for the year ended December 31, 2012, of which $3,000 was recorded in the fourth quarter, compared to net losses on OREO sales of $218,000 for the year ended December 31, 2011.

For the year ended December 31, 2012, net expenses applicable to OREO totaled $2.0 million which included OREO valuation write-downs of $1.1 million, taxes and insurance totaling $456,000, net losses on the sale of OREO totaling $260,000 and miscellaneous expenses, net of rental income totaling $241,000. For the year ended December 31, 2011, net expenses applicable to OREO totaled $2.6 million which included OREO valuation write-downs of $1.8 million, taxes and insurance totaling $428,000, net losses on the sale of OREO totaling $218,000 and miscellaneous expenses, net of rental income totaling $132,000.

As of the date of this filing, the Company has agreements of sale for eight OREO properties, including five residential building lots, with an aggregate carrying value totaling $1.7 million. In 2013, the Company has added one commercial property with a carrying value of $168,000. In addition, in 2013, the company has sold three residential OREO properties with an aggregate carrying value of $1.4 million. The Company recorded a net gain of $22,000 related to the 2013 sales.

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment, summarized by major classification, are as follows:

	Estimated Useful Lives	2012	2011
		(in thousands)
Land		$8,332	$8,332
Buildings and improvements	10 - 39 years	14,727	14,363
Furniture and equipment	3 - 7 years	8,782	8,707
Construction-in-progress	—	93	23

Total		31,934	31,425
Accumulated depreciation		(11,651)	(11,237)

Premises and equipment, net		$20,283	$20,188

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was approximately $1.0 million, $1.2 million, and $1.4 million, respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

The change in the balance for goodwill during the year is as follows:

	2012	2011
	(in thousands)
Beginning balance	$22,575	$22,575
Acquired goodwill	—	—
Impairment	—	—
Other, net	—	—

Ending balance	$22,575	$22,575

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

The Company tested goodwill for impairment during the fourth quarter of 2012. The Company has one reporting unit, Community Banking, and as such evaluated goodwill at the Community Banking reporting unit level. This test involved estimating the fair value of the Company using financial data and market prices as of December 31, 2012 and utilizing the control premium approach. The results of this test indicated that goodwill was not impaired. The Company continues to evaluate goodwill on a quarterly basis.

Acquired intangible assets at year end are as follows:

	2012		2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)		(in thousands)
Amortized acquired intangible assets:
Core deposit intangibles	$565	$332	$565	$286
Other customer relationship intangibles	485	481	485	430

Total	$1,050	$813	$1,050	$716

The aggregate amortization expense for the years ended December 31, 2012, 2011 and 2010 was $97,000, $111,000 and $140,000, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

(in thousands)
2013	$42
2014	$32
2015	$31
2016	$31
2017	$31
Thereafter	$70

NOTE 9 — DEPOSITS

Deposits are as follows:

	December 31,
	2012	2011
	(in thousands)
Savings accounts	$96,160	$87,988
NOW accounts and money market funds	363,543	321,536
Non-interest bearing checking	86,266	75,774
Certificates of deposit of less than $100,000	129,709	157,741
Certificates of deposit of $100,000 or more	108,913	131,364

Total Deposits	$784,591	$774,403

Interest expense by deposit type was as follows:

	For the years ended December 31,
	2012	2011	2010
	(in thousands)
Savings accounts	$154	$215	$316
NOW accounts and money market funds	1,238	1,740	2,168
Certificates of deposit	3,082	4,509	6,138

	$4,474	$6,464	$8,622

Certificates of deposit were scheduled to mature contractually within the following periods:

(in thousands)
2013	$169,727
2014	31,912
2015	15,094
2016	14,622
2017	7,267

$238,622

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $6.0 million at December 31, 2012 and $7.0 million at December 31, 2011.

NOTE 10 — BORROWINGS

At December 31, 2012, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York (FHLB) to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties and various commercial loans secured by commercial real estate subject to FHLB approval. At December 31, 2012, none of these advances were callable. At December 31, 2011, $11.5 million of these advances were callable on various dates. Interest rates ranged from 1.10% to 3.85% at December 31, 2012, and from 1.11% to 5.31% at December 31, 2011.

In June 2012, the Company extinguished $20.0 million of fixed rate term FHLB borrowings prior to their scheduled maturity. In connection with the early repayment of these borrowings, the Company incurred a charge of $921,000 to extinguish the debt which was recorded as other expense in the consolidated statements of income. In August 2012, the Company restructured $54.0 million in borrowings, lowering the cost of funds. This action represents a continuation of the balance sheet restructuring the Company began in the second quarter of 2012. The replacement borrowings are adjustable rate, non-callable FHLB advances with maturities ranging from 5 years to 7 years. A prepayment penalty of $6.4 million was incurred related to the restructuring of the old debt and is being amortized as an adjustment to interest expense over the terms of the new borrowings using the interest method.

Outstanding borrowings mature as follows:

	December 31, 2012
	FHLB	Repurchase
	Borrowings	Agreements	Total
2013	$15,000	$—	$15,000
2014	—	—	—
2015	15,000	—	15,000
2016	5,000	4,962	9,962
2017	18,598	4,962	23,560
Thereafter	34,443	—	34,443

Principal due	$88,041	$9,924	$97,965

At December 31, 2012 and 2011, the Bank had qualified 1 to 4 family loans and commercial loans of approximately $242.2 million and $237.8 million, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.

Securities sold under agreement to repurchase totaled $9.9 million at December 31, 2012 are fixed rate, and are collateralized by securities with a carrying amount of $13.0 million. At December 31, 2011, securities sold under agreements to repurchase totaled $37.5 million, were fixed rate, and were collateralized by securities with a carrying amount of $43.9 million. At maturity, the securities underlying the agreement are returned to the Company. At December 31, 2012 and 2011, repurchase agreements totaling $9.9 million and $37.5 million, respectively were callable on various dates, at par by the repurchase agreement counter-party.

The following table sets forth fixed and variable rate FHLB borrowings and the respective weighted average interest rate at December 31, 2012 and 2011:

	FHLB Borrowings
	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average Rate		Average Rate
	Balance	at Year End	Balance	at Year End
	(dollars in thousands)
Fixed rate advances	$40,000	2.13%	$106,500	3.25%
Variable rate advances	48,041	2.78%	—	—

Total	$88,041	2.49%	$106,500	3.25%

Additional information regarding FHLB Borrowings and securities sold under agreements to repurchase is as follows:

	2012			2011
	FHLB	Repurchase		FHLB	Repurchase
	Borrowings	Agreements	Total	Borrowings	Agreements	Total
	(dollars in thousands)
Average daily balance during the year	$116,930	$9,913	$126,843	$114,605	$37,591	$152,196
Average interest rate during the year	2.81%	4.45%	2.94%	3.36%	3.44%	3.38%
Maximum month-end balance during the year	$120,408	$37,413	$157,821	$138,026	$37,614	$175,640
Weighted average interest rate at year-end	2.49%	4.33%	2.61%	3.25%	4.32%	3.53%

NOTE 11 — INCOME TAXES

Income tax benefit for the year ended December 31, 2011 was primarily impacted by the reversal of $12.2 million of the deferred tax asset valuation allowance. There was a deferred tax valuation allowance reversal in 2012 in the amount of $358,000. The balance of the valuation allowance remaining was approximately $1.9 million at December 31, 2012. The release of a portion of the valuation allowance in 2011was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters through September 30, 2011, projected future taxable income and a tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. Based on these factors management has determined that it is more likely than not that a greater portion of its deferred tax assets are realizable and adjusted the valuation allowance accordingly.

Income tax expense (benefit) was as follows:

	For the years ended December 31,
	2012	2011	2010
	(in thousands)
Current expense (benefit):
Federal	$(36)	$(2,201)	$1,211
State	8	31	10

Total current	(28)	(2,170)	1,221

Deferred expense (benefit):
Federal	1,514	(827)	(766)
State	811	(3,189)	57

Total deferred	2,326	(4,016)	(709)

Change in deferred tax valuation allowance	358	(12,169)	(2,002)

Income tax expense (benefit)	$2,655	$(18,355)	$(1,490)

Effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	For the years ended December 31,
	2012	2011	2010
Tax statutory rate	34.0%	(34.0%)	34.0%
Adjustments resulting from:
State tax expense (benefit), net of federal income tax expense	7.5	(20.1)	1.7
Tax-exempt income	(3.0)	(3.0)	(15.8)
Income on bank owned life insurance	(4.6)	(3.3)	(13.9)
Change in valuation reserve	5.0	(117.4)	(66.6)
Reversal of FIN 48 reserve	(3.5)	—	—
Other	1.4	0.8	2.3

Effective tax rate	36.8%	(177.0%)	(58.3%)

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Other than temporary impairment	$7,915	$8,436
Allowance for loan losses	4,046	5,054
Charitable foundation contribution carryforward	2,337	2,357
Purchase accounting adjustments	834	1,023
Non-accrual loan interest income	743	814
Deferred compensation	445	463
Net operating losses	2,507	2,945
Net unrealized loss on available for sale securities	452	627
Deferred gain	183	514
AMT credit carryforward	716	463
Other	890	793
Valuation allowance	(1,934)	(1,576)

	19,134	21,913

Deferred tax liabilities:
Depreciation	(1,005)	(984)
Deferred loan fees	(484)	(429)
Other	(6)	(5)

	(1,495)	(1,418)

Net deferred tax asset	$17,639	$20,495

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

At December 31, 2012, the Company has approximately $4.5 million of federal net operating losses and $16.2 million of state net operating losses. The state net operating losses will expire between 2015 and 2030. Additionally, the Company has approximately $716,000 of AMT tax credits, which do not expire to offset the difference between regular tax and alternative minimum tax.

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

The following is a roll-forward of the Bank’s FASB ASC Topic No. 740 unrecognized tax benefits:

	2012	2011	2010
	(in thousands)
Balance at January 1	$256	$353	$353
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	256	97	—
Settlements	—	—	—

Balance at December 31	$—	$256	$353

As of December 31, 2012, the Company did not have any unrecognized tax benefits. As of December 31, 2011, $256,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recorded a net benefit of $44,000 and $64,000 related to interest and penalties in the income statement for the year ended December 31, 2012 and 2011, respectively were reversed due to the reduction of unrecognized tax benefits resulting from the expiration of the statute of limitations.

The Bank is subject to U.S. federal income tax as well as income tax of the state of New Jersey. The Bank is no longer subject to examination by the Internal Revenue Service (“IRS”) for years before 2009 and by the state of New Jersey for years before 2008. The Bank has currently finalized an examination by the IRS for tax years 2009 and 2010. No significant issues were raised.

NOTE 12 —FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

At December 31, 2012 and 2011, the Bank had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2012 the Bank had $111,000 of letters of credit outstanding to borrowers of non-performing loans. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.

The Bank amortizes the fees collected over the life of the instrument. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank’s potential liability would be reduced by proceeds obtained in liquidation of the collateral held.

The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2012		2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commitments to make loans	$21,421	$2,116	$10,355	$3,600
Unused lines of credit	$—	$71,277	$—	$62,466
Construction loans in process	$400	$1,183	$1,102	$526
Standby letters of credit	$—	$4,670	$—	$6,027

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 2.70% to 5.50% and maturities ranging from one to thirty years.

The Bank provides loans primarily in Atlantic and Cape May Counties, New Jersey, to borrowers that share similar attributes. In addition, the Bank opened an MDO in Burlington County, New Jersey in February 2011 and an MDO in Mercer County, New Jersey in November 2012. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these regions of New Jersey.

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

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. As of July 1, 2012 and 2011, the Cape Bank funded status was 91.99% and 80.00%, respectively.

Total contributions to the Pentegra DB Plan, as reported on Form 5500, totaled $299.7 million and $203.6 million for the plan years ended June 30, 2012 and June 30, 2011, respectively. Contributions to this plan by Cape Bank during the years ended December 31, 2012, 2011 and 2010 were $310,000, $542,000, and $195,000, respectively. Cape Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Total compensation expense recorded under the Pentegra DB Plan during the years ended December 31, 2012, 2011 and 2010, was approximately $371,000, $419,000, and $219,000, respectively.

The Pentegra DB Plan was amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

401K Plan

The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. Effective, January 1, 2012, the Bank eliminated the matching contribution formula and replaced it with a discretionary form of matching contribution and, as a result, there was no employer contribution to the 401(k) plan for the year ended December 31, 2012. The Bank charged approximately $287,000 to employer contribution expense for the 401(k) plan for both years ended December 31, 2011 and 2010.

Employee Stock Ownership Plan

On January 1, 2008, the Bank adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $10.7 million from the Company and used the funds to purchase 1,065,082 shares of the Company. The loan has an interest rate that is determined January 1st of each year and is based on the prime rate as published in The Wall Street Journal on the first business day of the calendar year. The interest rate for 2012 and 2011 was 3.25% and has an amortization schedule of 25 years. The loan is secured by the shares. Shares purchased are held by the trustee in a loan suspense account and are released from the suspense account on a pro rata basis as the loan is repaid by the Bank over a period not to exceed 25 years. The trustee allocates shares to participants based on compensation as described in the Cape Bank Employee Stock Ownership Plan, in the year of allocation. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service.

The ESOP recorded dividend income of $45,000 for the year ended December 31, 2012. Since the Company had not declared a dividend prior to 2012, no dividend income was recorded for the years ended December 31, 2011 and 2010. The Company recorded ESOP compensation expense of $365,000, $383,000 and $319,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Shares held by the ESOP were as follows

	For the years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Number of shares allocated to participants at the beginning of the year	153,294	118,977	83,146
Allocated to participants	42,603	42,603	42,603
Distributed to participants	(14,474)	(8,286)	(6,772)

Number of shares allocated to participants at the end of the year	181,423	153,294	118,977
Unearned shares	852,067	894,670	937,273

Total ESOP shares	1,033,490	1,047,964	1,056,250

Fair value of unearned shares	$7,404	$7,023	$7,967

Director Retirement Plan

The Bank maintains an amended and restated director retirement plan for its directors, represented by individual agreements with the directors. In accordance with each director’s retirement agreement, the director is entitled to a normal retirement benefit upon termination of service on or after the director’s normal retirement age, equal to 2.5% times the director’s years of service with Cape Bank (not to exceed a benefit equal to 50%) of the average of the greatest fees earned by a director during any five consecutive calendar years. This benefit was payable to the director in equal monthly installments for a period of 10 years or the director’s lifetime, whichever is greater. In December 2008, the individual agreements were amended to comply with the final regulations issued under Section 409A of the Internal Revenue Code and to freeze future benefit accruals as of October 31, 2008. In accordance with these amendments, the agreements were modified to require a specified dollar amount to be paid to the director in January 2009, in complete satisfaction of all rights under the director retirement plan. Accordingly, in January 2009, the directors received $8,604 from the plan. In addition, the individual agreements were also modified to specify the total benefit that would be paid to each director and to specify that the total benefit would be paid in 120 monthly installments upon the occurrence of retirement, death or a change in control. The director could elect a lump sum benefit in the event of death or a change in control if such election was made prior to December 31, 2008.

Expense for these plans related to both active and retired participants totaled $39,000, $41,000, and $46,000, for the years ended December 31, 2012, 2011 and 2010, respectively. The total compensation liability for these plans was $864,000 and $957,000 at December 31, 2012 and 2011, respectively. Payments made under the Plan totaled $94,000 and $98,000 for the years ended December 31, 2012 and 2011, respectively.

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

During 2012, the Company issued 25,000 incentive stock options to certain employees at prices ranging from $8.43 per share to $9.10 per share. During 2011, the Company issued 80,000 incentive stock options to certain employees at prices ranging from $7.51 per share to $10.19 per share. The following table presents the weighted average per share fair value of options granted and the assumptions used, based on the Black-Scholes option pricing methodology:

	December 31,
Assumption	2012	2011
Expected average risk-free interest rate	2.39%	2.42%
Expected average life (in years)	6.5	6.5
Expected volatility	41.39%	41.40%
Expected dividend yield	0.00%	0.00%
Weighted average per share fair value	$3.39	$3.38

Stock option activity for the years ended December 31, 2012 and 2011 was as follows:

	For the years ended December 31,
	2012			2011
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life	Options	Price	Life
Outstanding at the beginning of the year	833,010	$7.54		763,600	$7.30
Granted	25,000	$8.75		80,000	$9.85
Forfeited	(122,130)	$7.28		(10,000)	$7.27
Exercised	(24,590)	$7.28		(590)	$7.68

Outstanding at the end of the year	711,290	$7.64	7.7 years	833,010	$7.54	8.6 years

Exercisable at December 31	246,516	$7.34	7.5 years	150,130	$7.28	8.5 years

Aggregate Intrinsic Value at December 31	$332,593			$85,810

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

On July 1, 2010, the Company issued 11,000 restricted stock awards to directors at a price of $7.68 per share. The restricted stock awards vest in five equal annual installments, with the first installment becoming exercisable on the first anniversary of the date of grant, or July 1, 2011. During 2012 and 2011, 1,925 restricted stock awards and 2,200 restricted stock awards, respectively, vested at a fair value of $7.68 per share. At December 31, 2012, there were 4,950 non-vested restricted stock awards at a fair value of $7.68 per share.

Restricted stock activity for the years ended December 31, 2012 and 2011 was as follows:

	For the years ended December 31,
	2012		2011
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Common	Fair Value at	Common	Fair Value at
	Shares	Grant Date	Shares	Grant Date
Outstanding at the beginning of the year	8,800	$7.68	11,000	$7.68
Granted	—	$—	—	$—
Vested	(1,925)	$7.68	(2,200)	$7.68
Forfeited	(1,925)	$7.68	—	$—

Outstanding at the end of the year	4,950	$7.68	8,800	$7.68

At December 31, 2012, unrecognized compensation costs on unvested stock options and restricted stock awards was $1.4 million which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized for the years ended December 31, 2012, 2011 and 2010 was as follows:

	For the years ended December 31,
	2012	2011	2010
	(in thousands)
Compensation expense:
Common stock options	$356	$526	$268
Restricted common stock	10	17	8

Total compensation expense	366	543	276
Tax benefit	7	11	5

Net income effect	$359	$532	$271

At December 31, 2012, 868,600 options were issued, leaving 594,882 options available to be issued. Forfeited options are returned to the plan, available for re-issuance. Based on the option agreements, there were 251,316 incentive stock options exercisable.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Leases: Lessee – As a result of the sale of the Cape Bank main office complex on May 31, 2011, (See Note 17 – Sale of Bank Premises), the Bank entered into six separate lease agreements, each for a discrete portion of the original complex, all with initial three-year terms ending on May 31, 2014. In accordance with ASC Section 840-40 Sale Leaseback Transactions, the deferred gain on the sale is recognized evenly over the initial three-year lease period as a credit to rent expense. Further, the Bank has the option to exit a certain amount of square footage within the first year of the lease incurring a penalty of three months of lease payments for the space exited. Also, in doing so, the Bank would recognize a portion of the remaining deferred gain proportionate to the amount of space exited. In the second quarter of 2012, the Bank vacated additional leased space, resulting in the recognition of an additional gain of $425,000.

In addition, the Bank leases office space for the Burlington and Mercer County MDOs. The Company’s total minimum lease payments for the years 2013 and 2014 total $377,000 and, $141,000, respectively. Rent expense for the years ended December 31, 2012, 2011 and 2010 approximated $90,000, $28,000 and $10,000, respectively.

Litigation – From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.

NOTE 15 — REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2012, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of December 31, 2012 and 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company, with the approval of the regulators, paid a $0.05 per common share cash dividend in December 2012. In addition, on February 22, 2013, the Company, with the approval of the regulators, declared a $0.05 per common share cash dividend to shareholders of record on March 8, 2013. The dividend is expected to be paid on March 22, 2013.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2012
Risk based capital ratios:
Tier I risk based capital	$103,876	14.11%	$29,447	4.00%	$44,171	6.00%
Total risk based capital	$113,090	15.36%	$58,901	8.00%	$73,626	10.00%
Tier I leverage ratio	$103,876	10.35%	$40,145	4.00%	$50,182	5.00%
December 31, 2011
Risk based capital ratios:
Tier I risk based capital	$94,686	12.57%	$30,131	4.00%	$45,197	6.00%
Total risk based capital	$104,144	13.82%	$60,287	8.00%	$75,358	10.00%
Tier I leverage ratio	$94,686	9.15%	$41,393	4.00%	$51,742	5.00%

Management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

Regulatory capital levels for Cape Bank differ from its total capital computed in accordance with accounting principles generally accepted in the United States (GAAP), as follows:

	At December 31,
	2012	2011
	(in thousands)
Total capital, computed in accordance with GAAP	$140,122	$134,283
Accumulated other comprehensive loss	679	942
Disallowed deferred tax assets	(14,086)	(17,630)
Disallowed goodwill and other disallowed intangible assets	(22,839)	(22,909)

Tier I (tangible) capital	103,876	94,686
Allowance for loan losses	9,214	9,458

Total regulatory capital	$113,090	$104,144

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

The following is the earnings per share calculation for the periods ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, options to purchase 711,290 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were dilutive, and accordingly were included in determining diluted earnings per common share. At December 31, 2011, options to purchase 833,010 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. Restricted stock was dilutive and is included in the earnings per share calculation for the period ended December 31, 2011. At December 31, 2010, options to purchase 763,600 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. Restricted stock was dilutive and is included in the earnings per share calculation for the period ended December 31, 2010.

	Year ended December 31,
	2012	2011	2010
	(in thousands, except share data)
Net income (loss)	$4,556	$7,987	$4,041

Weighted average shares outstanding	12,441,219	12,393,359	12,351,902
Basic earnings (loss) per share	$0.37	$0.64	$0.33
Diluted weighted average shares outstanding	12,443,298	12,398,178	12,354,952
Diluted basic earnings (loss) per share	$0.37	$0.64	$0.33

NOTE 17 — SALE OF BANK PREMISES

On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, NJ. The sale was consummated on May 31, 2011. The selling price of the properties was $7.2 million with net cash proceeds of $6.8 million received at time of sale. The Bank entered into six separate lease agreements, each for a discrete portion of the original complex with initial three year terms, all ending in 2014. The net book value of the property at the time of closing was $3.8 million resulting in a gain of $3.4 million. This gain is being recognized under the full accrual method and as an operating lease in accordance with ASC Section 840-40 Sale Leaseback Transactions which allowed $1.8 million of the gain to be recognized at the time of sale and the remaining portion of the gain, $1.6 million, to be recognized evenly over the initial three-year lease period. The Company recognized an additional gain of $425,000 resulting from the vacating of additional leased space in the second quarter of 2012, which accelerated the recognition of a portion of the deferred gain. At December 31, 2012, the balance of the deferred gain to be recognized totaled $459,000.

NOTE 18 — CAPE BANCORP (PARENT COMPANY)

The Parent Company’s condensed balance sheets at December 31, 2012 and 2011 and the related condensed statements of income and cash flows for the years ended December 31, 2012, 2011 and 2010 follow:

Condensed Balance Sheets

	December 31,
	2012	2011
	(in thousands)
ASSETS
Non-interest bearing balances with bank subsidiary	$1,508	$2,079
Loans due from bank subsidiary	9,179	9,501
Investment in bank subsidiary	140,122	134,283
Other assets	264	222

Total assets	$151,073	$146,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$247	$366

Total liabilities	247	366

Stockholders’ Equity
Common stock	133	133
Additional paid in capital	127,767	127,364
Treasury stock at cost—11,000 shares	—	(81)
Unearned ESOP shares	(8,528)	(8,954)
Accumulated other comprehensive loss	(679)	(942)
Retained earnings	32,133	28,199

Total stockholders’ equity	150,826	145,719

Total liabilities and stockholders’ equity	$151,073	$146,085

Condensed Statements of Income

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Income:
Interest income from bank subsidiary	$310	$319	$327

Total income	310	319	327

Expense:
Legal expense	79	41	45
Investor relations expense	120	84	31
Audit and consulting fees	399	411	243
Subscriptions and publications	74	72	83
Other non-interest expenses	22	29	21

Total expense	694	637	423

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiaries	(384)	(318)	(96)
Income tax expense (benefit)	(131)	(101)	(29)

Income before equity in undistributed net income (loss) of subsidiaries	(253)	(217)	(67)
Equity in undistributed net income (loss) of bank subsidiary	4,809	8,204	4,108

Net income (loss)	$4,556	$7,987	$4,041

Condensed Statements of Cash Flows

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,556	$7,987	$4,041
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income (loss) of bank subsidiary	(4,809)	(8,204)	(4,108)
Stock-based compensation expense	10	17	8
Change in other assets and other liabilities, net	(162)	(108)	130

Net cash provided by (used in) operating activities	(405)	(308)	71

Cash flows from financing activities:
Repayment of ESOP loan	322	313	302
Dividends paid on common stock	(667)	—	—
Purchase of Treasury Stock	—	—	(85)
Stock option exercise	179	4	—

Net cash provided by financing activities	(166)	317	217

Net increase in cash and cash equivalents	(571)	9	288
Cash and cash equivalents at beginning of year	2,079	2,070	1,782

Cash and cash equivalents at end of year	$1,508	$2,079	$2,070

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

NOTE 19 — SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,				Year Ended December 31,
	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)				(in thousands)
Interest income	$10,511	$10,949	$10,935	$11,289	$11,300	$11,564	$11,491	$12,112
Interest expense	1,617	1,897	2,221	2,469	2,782	2,882	2,921	3,026

Net interest income	8,894	9,052	8,714	8,820	8,518	8,682	8,570	9,086
Provision for loan losses	1,910	710	1,168	673	4,534	8,762	3,911	2,400

Net interest income (expense) after provision for loan losses	6,984	8,342	7,546	8,147	3,984	(80)	4,659	6,686
Non-interest income (expense)	1,978	1,601	2,630	1,605	(352)	1,256	3,151	1,256
Non-interest expense	7,507	8,011	8,674	7,430	8,554	8,217	7,039	7,118

Income (loss) before income taxes	1,455	1,932	1,502	2,322	(4,922)	(7,041)	771	824
Income tax expense (benefit)	995	399	477	784	(2,882)	(8,207)	154	(7,420)

Net income (loss)	$460	$1,533	$1,025	$1,538	$(2,040)	$1,166	$617	$8,244

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Michael D. Devlin (5)

10.3	Change in Control Agreement for Guy Hackney (3)

10.4	Change in Control Agreement for James McGowan, Jr. (3)

10.5	Change in Control Agreement for Michele Pollack (3)

10.6	Change in Control Agreement for Charles L. Pinto (4)

10.7	Form of Director Retirement Plan (1)

10.8	2008 Equity Incentive Plan (6)

14	Code of Ethics (7)

21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements – Furnished herewith.(8)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.
(8)	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.