Form 10-Q
period 2013-03-31
Cape Bancorp, Inc.
filed 2013-05-03
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013 there were 13,331,782 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash & due from financial institutions	$5,420	$6,867
Interest-bearing bank balances	14,197	17,361

Cash and cash equivalents	19,617	24,228
Interest-bearing time deposits	10,251	9,259
Investment securities available for sale, at fair value (amortized cost of $172,177 and $171,987 respectively)	170,035	170,857
Loans held for sale	3,038	8,795
Loans, net of allowance of $9,681 and $9,852 respectively	720,648	714,396
Accrued interest receivable	3,226	3,091
Premises and equipment, net	20,196	20,283
Other real estate owned (OREO)	6,120	7,221
Federal Home Loan Bank (FHLB) stock, at cost	5,761	5,775
Prepaid FDIC insurance premium	346	635
Deferred income taxes	18,042	17,639
Bank owned life insurance (BOLI)	30,462	30,226
Goodwill	22,575	22,575
Intangible assets, net	251	264
Assets held for sale	353	436
Other assets	2,300	5,118

Total assets	$1,033,221	$1,040,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Interest-bearing deposits	$689,917	$698,325
Noninterest-bearing deposits	88,537	86,266
Federal funds purchased and repurchase agreements	9,928	9,924
Federal Home Loan Bank borrowings	87,973	88,041
Advances from borrowers for taxes and insurance	690	652
Accrued interest payable	113	148
Other liabilities	4,717	6,616

Total liabilities	881,875	889,972

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at March 31, 2013 and 13,336,776 shares at December 31, 2012; outstanding 13,344,776 shares at March 31, 2013 and 13,336,776 shares at December 31, 2012	133	133
Additional paid-in capital	127,940	127,767
Unearned ESOP shares	(8,422)	(8,528)
Accumulated other comprehensive loss, net	(1,286)	(679)
Retained earnings	32,981	32,133

Total stockholders’ equity	151,346	150,826

Total liabilities & stockholders’ equity	$1,033,221	$1,040,798

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months
	ended March 31,
	2013	2012
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,076	$9,917
Interest and dividends on investments
Taxable	425	569
Tax-exempt	142	200
Interest on mortgage-backed securities	465	603

Total interest income	10,108	11,289

Interest expense:
Interest on deposits	839	1,288
Interest on borrowings	610	1,181

Total interest expense	1,449	2,469

Net interest income before provision for loan losses	8,659	8,820
Provision for loan losses	297	673

Net interest income after provision for loan losses	8,362	8,147

Non-interest income:
Service fees	831	887
Net gains on sale of loans	270	83
Net increase from BOLI	235	244
Gain (loss) on sale of investment securities available for sale, net	290	188
Net gain (loss) on sale of OREO	21	37
Other	48	174
Gross other-than-temporary impairment losses	—	(192)
Less: Portion of loss recognized in other comprehensive income	—	184

Net other-than-temporary impairment losses	—	(8)

Total non-interest income	1,695	1,605

Non-interest expense:
Salaries and employee benefits	3,913	3,517
Occupancy expenses, net	429	392
Equipment expenses	279	283
Federal insurance premiums	304	342
Data processing	345	342
Loan related expenses	341	677
Advertising	147	164
Telecommunications	312	281
Professional services	201	160
OREO expenses	325	319
Other operating	977	953

Total non-interest expense	7,573	7,430

Income before income taxes	2,484	2,322
Income tax expense	969	784

Net income	$1,515	$1,538

Earnings per share (see Note 10):
Basic	$0.12	$0.12
Diluted	$0.12	$0.12
Weighted average number of shares outstanding:
Basic	12,495,367	12,426,966
Diluted	12,512,522	12,428,640

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2013			2012
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
Net income	$2,484	$969	$1,515	$2,322	$784	$1,538
Other comprehensive income:
Unrealized holding gain (loss) arising during the period	(657)	(262)	(395)	630	252	378
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	(64)	(26)	(38)	(184)	(73)	(111)
Less reclassification adjustment for gain on sales of securities realized in net income	(290)	(116)	(174)	(188)	(75)	(113)
Less reclassification adjustment for credit related OTTI realized in net income	—	—	—	8	3	5

Total other comprehensive income (loss)	(1,011)	(404)	(607)	266	107	159

Total comprehensive income	$1,473	$565	$908	$2,588	$891	$1,697

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2012 and three months ended March 31, 2013

(unaudited)

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders’
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2011	$133	$127,364	$(81)	$(8,954)	$(942)	$28,199	$145,719
Net income	—	—	—	—	—	4,556	4,556
Other comprehensive income (loss)	—	—	—	—	263	—	263
Stock option compensation expense	—	356	—	—	—	—	356
Restricted stock compensation expense	—	10	—	—	—	—	10
Issuance of stock for stock options	—	98	81	—	—	—	179
Dividends on common stock	—	—	—	—	—	(622)	(622)
ESOP shares earned	—	(61)	—	426	—	—	365

Balance, December 31, 2012	133	127,767	—	(8,528)	(679)	32,133	150,826
Net income	—	—	—	—	—	1,515	1,515
Other comprehensive income (loss)	—	—	—	—	(607)	—	(607)
Stock option compensation expense	—	121	—	—	—	—	121
Restricted stock compensation expense	—	3	—	—	—	—	3
Issuance of stock for stock options	—	59	—	—	—	—	59
Dividends on common stock	—	—	—	—	—	(667)	(667)
ESOP shares earned	—	(10)	—	106	—	—	96

Balance, March 31, 2013	$133	$127,940	$—	$(8,422)	$(1,286)	$32,981	$151,346

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$1,515	$1,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	297	673
Net (gain) loss on the sale of loans	(270)	(83)
Net (gain) loss on the sale of other real estate owned	(21)	(37)
Write-down of other real estate owned	162	94
Loss on impairment of securities	—	8
Net gain on sale of investments	(314)	(188)
Earnings on BOLI	(235)	(244)
Originations of loans held for sale	(10,322)	(5,263)
Proceeds from sales of loans	16,053	9,757
Depreciation and amortization	663	252
ESOP and stock-based compensation expense	221	223
Deferred income taxes	1	65
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(134)	10
Other assets	3,124	1,403
Accrued interest payable	(35)	(75)
Other liabilities	(1,929)	(130)

Net cash provided by operating activities	8,776	8,003

Cash flows from investing activities
Proceeds from sales of AFS securities	13,447	11,211
Proceeds from calls, maturities, and principal repayments of HTM securities	—	—
Proceeds from calls, maturities, and principal repayments of AFS securities	13,230	16,045
Purchases of HTM securities	—	—
Purchases of AFS securities	(25,955)	(20,071)
Redemption of Federal Home Loan Bank stock	13	194
Repurchase of common stock	—	—
Proceeds from sale of other real estate owned	2,633	1,505
(Increase) decrease in interest-bearing time deposits	(992)	118
(Increase) decrease in loans, net	(8,597)	(2,986)
Proceeds from sales of premises and equipment	—	—
Purchases of premises and equipment	(159)	(455)

Net cash provided by investing activities	(6,380)	5,561

Cash flows from financing activities
Net increase (decrease) in deposits	(6,136)	(9,701)
Increase in advances from borrowers for taxes and insurance	38	83
Repayments of long-term borrowings	(15,000)	(20,000)
Net change in short-term borrowings	14,700	15,700
Proceeds from exercise of shares from option plans	58	—
Dividends paid on common stock	(667)	—

Net cash used in financing activities	(7,007)	(13,918)

Net increase (decrease) in cash and cash equivalents	(4,611)	(354)
Cash and cash equivalents at beginning of year	24,228	25,475

Cash and cash equivalents at end of quarter	$19,617	$25,121

Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$1,255	$2,544
Income taxes, net of refunds	$1,668	$(435)
Supplementary disclosure of non-cash investing activities:
AFS investment security purchase/sales that settle after quarter-end	$(2,060)	$249
Transfers from loans to other real estate owned	$1,696	$1,126

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1—ORGANIZATION

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

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its fifteen full service offices located throughout Atlantic and Cape May Counties in Southern New Jersey and three market development offices (“MDOs”) located in Burlington and Mercer Counties, New Jersey and in Radnor, Pennsylvania which the company opened in March 2013 to service the five county Philadelphia market area. In March 2013, the Bank announced the conversion of one branch in Atlantic County from a full service branch to a drive-up teller/ATM operation. This conversion will be effective May 6, 2013.

The Bank faces significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. The Bank is subject to regulations of certain state and federal agencies, and accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

We have prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended March 31, 2013 and 2012, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $573,000 as of March 31, 2013, and $515,000 as of December 31, 2012 are included in these balances.

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

When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (“OTTI”) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is classified as OTTI. The related OTTI loss on the debt security will be recognized in earnings to the extent of the credit losses, with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI losses, management considers: the length of time and extent that the fair value of the security has been less than the cost of the security, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities, when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Loans and Allowance for Loan Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method. The allowance for loan losses is established through a provision for loan losses charged to operations. The allowance for loan losses is comprised of both loan pool valuation allowances and individual valuation allowances. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

Recognition of interest income is discontinued when, in the opinion of management, the collectability of the loan becomes doubtful. A commercial loan is classified as non-accrual when the loan is 90 days or more delinquent, or when in the opinion of management, the collectability of such loan is in doubt. Consumer and residential loans are classified as non-accrual when the loan is 90 days or more delinquent with a loan to value ratio greater than 60 percent.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40 “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At March 31, 2013, TDRs totaled $7.1 million, of which $4.0 million were accruing TDRs and $3.1 million were non-accruing. This compares to $7.0 million of TDRs at December 31, 2012, of which $3.5 million were accruing TDRs and $3.5 million were non-accruing TDRs. (See Note 4 – Loans Receivable)

Other Real Estate Owned (“OREO”): Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If the fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2013 will be performed in the fourth quarter.

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

Bank Owned Life Insurance (“BOLI”): The Bank has an investment in bank owned life insurance. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB ASC Topic 325 “Investments in Insurance Contracts”, the amount recorded is the cash surrender value, which is the amount realizable.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of March 31, 2013, 181,423 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax purposes are the allowance for loan losses, deferred compensation, deferred loan fees, charitable contributions, depreciation and OTTI charges. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against net deferred tax assets when management has concluded that it is not more likely than not that a portion or all will be realized. Management considers several factors in determining whether a portion, or all, of the valuation allowance should be reversed such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies.

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

Earnings Per Share: Basic earnings (loss) per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. See the Consolidated Statement of Comprehensive Income.

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

Effect of Newly Issued Accounting Standards:

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Section 815-10-45. These amendments are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210): The amendments in this update clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

NOTE 3—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale at March 31, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2013
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$40,971	$64	$(60)	$40,975
Municipal bonds	18,930	384	(38)	19,276
Collateralized debt obligations	8,271	29	(3,813)	4,487
Corporate bonds	13,084	125	—	13,209

Total debt securities	$81,256	$602	$(3,911)	$77,947

Equity securities
CRA Qualified Investment Fund	$5,000	$—	$(45)	$4,955

Total equity securities	$5,000	$—	$(45)	$4,955

Mortgage-backed securities
GNMA pass-through certificates	$4,158	$227	$—	$4,385
FHLMC pass-through certificates	5,590	111	—	5,701
FNMA pass-through certificates	16,751	378	—	17,129
Collateralized mortgage obligations	59,422	563	(67)	59,918

Total mortgage-backed securities	$85,921	$1,279	$(67)	$87,133

Total securities available for sale	$172,177	$1,881	$(4,023)	$170,035

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$38,982	$129	$(29)	$39,082
Municipal bonds	20,307	472	(21)	20,758
Collateralized debt obligations	8,263	104	(3,685)	4,682
Corporate bonds	14,103	139	(1)	14,241

Total debt securities	$81,655	$844	$(3,736)	$78,763

Equity securities
CRA Qualified Investment Fund	$5,000	$—	$(9)	$4,991

Total equity securities	$5,000	$—	$(9)	$4,991

Mortgage-backed securities
GNMA pass-through certificates	$4,193	$237	$—	$4,430
FHLMC pass-through certificates	5,784	134	—	5,918
FNMA pass-through certificates	17,591	468	—	18,059
Collateralized mortgage obligations	57,764	950	(18)	58,696

Total mortgage-backed securities	$85,332	$1,789	$(18)	$87,103

Total securities available for sale	$171,987	$2,633	$(3,763)	$170,857

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$14,936	$(60)	$—	$—	$14,936	$(60)
Municipal bonds	4,139	(35)	225	(3)	4,364	(38)
Corporate bonds	—	—	—	—	—	—
Collateralized debt obligations	—	—	4,404	(3,813)	4,404	(3,813)
CRA Qualified Investment Fund	4,955	(45)			4,955	(45)
Mortgage-backed securities	12,890	(67)	—	—	12,890	(67)

Total temporarily impaired investment securities	$36,920	$(207)	$4,629	$(3,816)	$41,549	$(4,023)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$6,968	$(29)	$—	$—	$6,968	$(29)
Municipal bonds	3,111	(18)	225	(3)	3,336	(21)
Corporate bonds	1,035	(1)	—	—	1,035	(1)
Collateralized debt obligations	—	—	4,524	(3,685)	4,524	(3,685)
CRA Qualified Investment Fund	4,991	(9)			4,991	(9)
Mortgage-backed securities	1,989	(18)	—	—	1,989	(18)

Total temporarily impaired investment securities	$18,094	$(75)	$4,749	$(3,688)	$22,843	$(3,763)

Management evaluates investment securities to determine if they are OTTI on at least a quarterly basis. The evaluation process applied to each security includes, but is not limited to, the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of FASB Accounting Standards Codification (ASC) Topic 325, “Investments Other”, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or would more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers. Additionally, and consistent with FDIC regulations, management, prior to acquiring and periodically thereafter, evaluates various factors of corporate securities that may include but is not limited to the following; evaluate that the risk of default is low and consistent with bonds of similar quality, evaluate the capacity to pay, understand applicable market demographics/economics and understand current levels and trends in operating margins, operating efficiency, profitability, return on assets and return on equity.

At March 31, 2013, the Company’s investment securities portfolio consisted of 284 securities, 44 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 94.8% of the total gross unrealized losses at March 31, 2013 compared to 97.9% of the gross unrealized losses at December 31, 2012. The remaining securities with unrealized losses consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

As of March 31, 2013, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $8.3 million with an estimated fair value of $4.5 million and is comprised of twenty-two securities. Of those, fourteen have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and eight have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of March 31, 2013, fourteen of our securities had no excess subordination and eight of our securities had excess subordination which ranged from 6.56% to 15.13% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to five years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 60% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of March 31, 2013:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

									Amount of
									Deferrals	Excess
									and	Subordination
								Current	Defaults	as a % of
	Number						Moody’s/	Number of	as a % of	Current
	of		Amortized	Fair	Unrealized	Realized	Fitch	Performing	Current	Performing
Deal	Securities	Class	Cost	Value	Loss	Loss	Ratings	Issuers	Collateral	Collateral
PreTSL II	2	Mezzanine	$470	$406	$(64)	$(643)	Ca/C	10	51.40%	0.00%
PreTSL XIX	1	Mezzanine	54	84	30	(1,759)	C/C	50	22.40%	0.00%
I-PreTSL I	2	Mezzanine	1,845	1,097	(748)	—	NR/CCC	14	25.80%	6.56%
I-PreTSL II	2	Mezzanine	2,736	1,340	(1,396)	—	NR/B	22	13.20%	15.13%
I-PreTSL III	3	Mezzanine	2,723	1,337	(1,386)	—	Ba3/CCC	21	19.20%	12.08%
I-PreTSL IV	1	Mezzanine	443	223	(220)	—	Ba2/CCC	24	19.80%	10.89%

Total	11		$8,271	$4,487	$(3,784)	$(2,402)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities. The table above excludes eleven bank-issued CDO securities which have been completely written-off and, therefore, have no book value. The realized loss associated with these securities is $14.5 million.

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

On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320, “Investments—Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the three months ended March 31, 2013.

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325, “Investments – Other,” and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320. The Company uses a third party model, which is validated on an annual basis, to assist in calculating the present value of current estimated cash flows. This value is compared to the amortized cost to determine the credit loss portion of OTTI. The present value of the expected cash flows is calculated based on the contractual terms of the security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition.

The model also takes into account individual defaults and deferrals that have already occurred by any participating issuer within the pool of entities that make up the security’s underlying collateral. With regard to expected defaults and deferrals, the Company performs an ongoing analysis of these securities utilizing both readily available market data and analytical models obtained from the third party. On a quarterly basis, we evaluate the underlying collateral of each pooled trust preferred security in our portfolio to determine the appropriate default/deferral assumptions to use in our calculation of discounted cash flows. This process entails obtaining each security’s issuer list which include the most recent financial and credit quality metrics. We then identify issuers that have metrics that are similar to those that have defaulted or are deferring payments. As part of our evaluation, we consider such measures as liquidity, capital adequacy, profitability, and credit quality and analyze ratios such as return on average assets (“ROAA”), net interest margin, Tier 1 risk based capital, tangible equity to tangible assets, Texas ratio, reserves to loans and non-performing loans to loans. Our evaluation also takes into consideration current economic indicators as well as recent default/deferral trends of underlying issuers. Management then develops a projected default/deferral rate for each security based on this analysis. This rate is then applied to the cash flow model developed by the third party to calculate the present value of discounted cash flows for each security. The model assumptions relative to expected recoveries of defaulted issuers and deferring issuers were discussed earlier in this Note. Furthermore, we perform back-testing by comparing actual default/deferral rates to previous projections. The results are used to refine future projections on a continuous basis. Lastly, we continually evaluate the securities for the potential of future impairment by reviewing the FDIC failed bank list and deferral announcements made by the underlying issuers of each CDO security in our portfolio.

In general, CDOs are callable within five to ten years of issuance with a quarterly call frequency. Due to current market conditions, the cost to refinance or issue capital at a lower rate than what is currently outstanding, and the limited history of CDOs, prepayments are difficult to predict. The model assumes that prepayments will be limited to those issuers that are acquired by large banks with low financing costs. A 1% annual prepayment assumption has been used in the model and is indicative of management’s belief that consolidation in the banking industry will occur over the next several years as market conditions begin to improve. Additionally, commencing with a date ten years from the issuance date, the Trustee can solicit bids in an auction format for the purchase of all the outstanding collateral securities. The highest bid will be accepted that is at least equal to the sum of the outstanding liabilities at par plus accrued and unpaid interest. However, given the uncertain future of the CDO market, credit quality issues with the underlying issuers, and a depressed market value, the model assumes that a successful call auction is highly unlikely. Therefore, the model expects that the securities will extend through their full 30 year maturity.

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at March 31, 2013, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due within one year or less	$5,976	$6,021
Due after one year but within five years	15,666	15,924
Due after five years but within ten years	47,617	47,678
Due after ten years	16,997	13,279
Mortgage-backed securities	85,921	87,133

Total investment securities	$172,177	$170,035

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
	(in thousands)
Beginning balance of cumulative credit losses on CDO securities	$(18,383)	$(18,375)
Additional credit losses for which other than temporary impairment was previously recognized	—	(8)

Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(18,383)

NOTE 4—LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Commercial secured by real estate	$390,119	$388,048
Commercial term loans	20,618	19,443
Construction	1,902	1,765
Other commercial	33,842	32,748
Residential mortgage	239,147	235,921
Home equity loans and lines of credit	43,686	45,258
Other consumer loans	1,247	1,317

Loans receivable, gross	730,561	724,500
Less:
Allowance for loan losses	9,681	9,852
Deferred loan fees	232	252

Loans receivable, net	$720,648	$714,396

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2013:

	At or for the three months ended March 31, 2013
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(435)	—	—	—	(36)	(24)	(2)	—	(497)
Recoveries	15	—	—	2	—	1	11	—	29
Provision for loan losses	306	34	2	31	(51)	(12)	(13)	—	297

Balance at end of period	$6,207	$491	$60	$848	$1,213	$214	$13	$635	$9,681

Impairment evaluation
Allowance for loan losses
Individually evaluated	$408	$—	$—	$54	$64	$4	$—	$—	$530
Collectively evaluated	5,799	491	60	794	1,149	210	13	635	9,151

Total allowance for loan losses	$6,207	$491	$60	$848	$1,213	$214	$13	$635	$9,681

Loans
Individually evaluated	$16,470	$—	$141	$501	$4,554	$764	$—	$—	$22,430
Collectively evaluated	373,649	20,618	1,761	33,341	234,593	42,922	1,247	—	708,131

Total loans	$390,119	$20,618	$1,902	$33,842	$239,147	$43,686	$1,247	$—	$730,561

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2012:

	At or for the Year ended December 31, 2012
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(6,070)	(27)	(602)	(137)	(450)	(171)	(33)	—	(7,490)
Recoveries	182	—	11	4	—	5	26	—	228
Provision for loan losses	4,151	360	(95)	610	(159)	66	8	(480)	4,461

Balance at end of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852

Impairment evaluation
Allowance for loan losses
Individually evaluated	$550	$—	$—	$57	$5	$—	$—	$—	$612
Collectively evaluated	5,771	457	58	758	1,295	249	17	635	9,240

Total allowance for loan losses	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852

Loans
Individually evaluated	$17,452	$—	$141	$515	$4,430	$841	$—	$—	$23,379
Collectively evaluated	370,596	19,443	1,624	32,233	231,491	44,417	1,317	—	701,121

Total loans	$388,048	$19,443	$1,765	$32,748	$235,921	$45,258	$1,317	$—	$724,500

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2012:

	At or for the three months ended March 31, 2012
	(in thousands)
	Commercial					Home Equity
	Secured by	Commercial		Other	Residential	& Lines	Other
	Real Estate	Term Loans	Construction	Commercial (1)	Mortgage	of Credit	Consumer	Unallocated	Total
Balance at beginning of period	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(101)	(27)	(602)	(4)	(207)	(53)	(9)	—	(1,003)
Recoveries	26	—	—	4	—	—	8	—	38
Provision for loan losses	(251)	123	367	588	(103)	(7)	6	(50)	673

Balance at end of period	$7,732	$220	$509	$926	$1,599	$289	$21	$1,065	$12,361

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,031	$—	$—	$139	$51	$—	$—	$—	$1,221
Collectively evaluated	6,701	220	509	787	1,548	289	21	1,065	11,140

Total allowance for loan losses	$7,732	$220	$509	$926	$1,599	$289	$21	$1,065	$12,361

Loans
Individually evaluated	$22,361	$—	$3,495	$819	$5,366	$668	$—	$—	$32,709
Collectively evaluated	363,331	7,330	8,619	25,865	245,160	45,856	1,278	—	697,439

Total loans	$385,692	$7,330	$12,114	$26,684	$250,526	$46,524	$1,278	$—	$730,148

(1)	includes commercial lines of credit

Impaired loans at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Non-accrual loans (1)	$16,813	$17,743
Loans delinquent greater than 90 days and still accruing (1)	1,185	1,626
Troubled debt restructured loans	3,976	3,538
Loans less than 90 days and still accruing	456	472

Total impaired loans	$22,430	$23,379

(1)	Non-accrual loans in the table above include TDRs totaling $3.1 million at March 31, 2013 and $3.5 million at December 31, 2012. Loans delinquent greater than 90 days and still accruing include TDRs totaling $167,000 at March 31, 2013 and none at December 31, 2012. Total impaired loans do not include loans held for sale. Loans held for sale include $885,000 and $911,000 of loans that are on non-accrual status at March 31, 2013 and December 31, 2012, respectively.

	For the three months ended March 31,
	2013	2012
	(in thousands)
Average recorded investment of impaired loans	$21,176	$32,862
Interest income recognized during impairment	$96	$110
Cash basis interest income recognized	$—	$29

At March 31, 2013, non-performing loans had a principal balance of $18.0 million compared to $19.4 million at December 31, 2012. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $1.2 million at March 31, 2013 and $1.6 million at December 31, 2012.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	March 31, 2013			December 31, 2012
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$2,915	$2,692	$5,607	$3,112	$2,651	$5,763
Residential mortgage	166	1,285	1,451	363	887	1,250

Total TDRs	$3,081	$3,977	$7,058	$3,475	$3,538	$7,013

The following table presents new TDRs for the three months ended March 31, 2013 and the year ended December 31, 2012:

	For the three months ended March 31, 2013			For the year ended December 31, 2012
	Number	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)			(dollars in thousands)
Commercial secured by real estate	3	$2,371	$2,359	5	$4,296	$4,073
Residential mortgage	1	215	212	—	—	—

Total	4	$2,586	$2,571	5	$4,296	$4,073

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the three months ended March 31, 2013 and during the year ended December 31, 2012:

	For the three months ended March 31, 2013
	(dollars in thousands)
	Reductions in		Reductions in				Maturity Date		Deferral of Principal		Total
	Interest Rate and		Interest Rate and		Maturity Date		Extension and Interest		Amount Due and		Concessions
	Maturity Date		Principal Amount		Extension		Rate Reduction		Shortened Maturity Date		Granted
	No. of		No. of		No. of		No. of		No. of		No. of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
Accruing TDRs:
Commercial secured by real estate	—	$—	—	$—	1	$54	1	$2,194	—	$—	2	$2,248
Residential mortgage	—	—	—	—	—	—	1	212	—	—	1	212

Total accruing TDRs	—	$—	—	$—	1	$54	2	$2,406	—	$—	3	$2,460

Non-accruing TDRs:
Commercial secured by real estate	—	$—	—	$—	1	$111	—	$—	—	$—	1	$111
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—

Total non-accruing TDRs	—	$—	—	$—	1	$111	—	$—	—	$—	1	$111

Total TDRs:
Commercial secured by real estate	—	$—	—	$—	2	$165	1	$2,194	—	$—	3	$2,359
Residential mortgage	—	—	—	—	—	—	1	212	—	—	1	212

Total non-accruing TDRs	—	$—	—	$—	2	$165	2	$2,406	—	$—	4	$2,571

	Year ended December 31, 2012
	(dollars in thousands)
	Reductions in		Reductions in				Maturity Date		Deferral of Principal		Total
	Interest Rate and		Interest Rate and		Maturity Date		Extension and Interest		Amount Due and		Concessions
	Maturity Date		Principal Amount		Extension		Rate Reduction		Shortened Maturity Date		Granted
	No. of		No. of		No. of		No. of		No. of		No. of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
Accruing TDRs:
Commercial secured by real estate	1	$2,207	—	$—	—	$—	1	$342	—	$—	2	$2,549
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—

Total accruing TDRs	1	$2,207	—	$—	—	$—	1	$342	—	$—	2	$2,549

Non-accruing TDRs:
Commercial secured by real estate	1	$1,064	—	$—	—	$—	—	$—	2	$460	3	$1,524
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—

Total non-accruing TDRs	1	$1,064	—	$—	—	$—	—	$—	2	$460	3	$1,524

Total TDRs:
Commercial secured by real estate	2	$3,271	—	$—	—	$—	1	$342	2	$460	5	$4,073
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—

Total non-accruing TDRs	2	$3,271	—	$—	—	$—	1	$342	2	$460	5	$4,073

The following table presents TDRs that defaulted within the quarters ended March 31, 2013 and 2012, where the loan had been modified within twelve months:

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	contracts	Investment	contracts	Investment
	(dollars in thousands)		(dollars in thousands)
Commercial secured by real estate	1	$111	$—	$—
Residential mortgage	—	—	—	—

Total	1	$111	$—	$—

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at March 31, 2013 and December 31, 2012 was an impairment reserve for TDRs in the amount of $121,000 and $79,000, respectively.

The following table presents impaired loans at March 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2013 (1)	Investment (2)	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$5,360	$6,153	$408	$5,431	$36
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	109	122	54	111	—
Residential mortgage	546	545	64	539	3
Home equity loans and lines of credit	38	62	4	35	1
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$6,053	$6,882	$530	$6,116	$40

Impaired loans with no related allowance
Commercial secured by real estate	$11,110	$16,283	$—	$9,961	$9
Commercial term loans	—	—	—	—	—
Construction	141	208	—	141	—
Other commercial	392	431	—	395	—
Residential mortgage	4,008	4,349	—	3,836	29
Home equity loans and lines of credit	726	786	—	727	18
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$16,377	$22,057	$—	$15,060	$56

Total impaired loans
Commercial secured by real estate	$16,470	$22,436	$408	$15,392	$45
Commercial term loans	—	—	—	—	—
Construction	141	208	—	141	—
Other commercial	501	553	54	506	—
Residential mortgage	4,554	4,894	64	4,375	32
Home equity loans and lines of credit	764	848	4	762	19
Other consumer loans	—	—	—	—	—

Total impaired loans	$22,430	$28,939	$530	$21,176	$96

(1)	excludes HFS non-accruing loans of $885,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2012:

December 31, 2012 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$6,281	$9,021	$550	$7,106	$149
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	116	122	57	128	—
Residential mortgage	47	47	5	47	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Impaired loans with a related allowance	$6,444	$9,190	$612	$7,281	$149

Impaired loans with no related allowance
Commercial secured by real estate	$11,171	$16,748	$—	$8,702	$3
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	399	436	—	361	—
Residential mortgage	4,383	4,754	—	3,792	72
Home equity loans and lines of credit	841	901	—	505	87
Other consumer loans	—	—	—	—	—

Impaired loans with no related allowance	$16,935	$23,047	$—	$13,500	$162

Total impaired loans
Commercial secured by real estate	$17,452	$25,769	$550	$15,808	$152
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	515	558	57	489	—
Residential mortgage	4,430	4,801	5	3,839	72
Home equity loans and lines of credit	841	901	—	505	87
Other consumer loans	—	—	—	—	—

Total impaired loans	$23,379	$32,237	$612	$20,781	$311

(1)	excludes HFS non-accruing loans of $911,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at March 31, 2013:

March 31, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$515	$—	$—	$515	$13,323	$376,281	$390,119
Commercial term loans	—	—	—	—	—	20,618	20,618
Construction	—	—	141	141	—	1,761	1,902
Other commercial	—	—	—	—	501	33,341	33,842
Residential mortgage	375	245	765	1,385	2,504	235,258	239,147
Home equity loans and lines of credit	82	301	279	662	485	42,539	43,686
Other consumer loans	—	—	—	—	—	1,247	1,247

Total	$972	$546	$1,185	$2,703	$16,813	$711,045	$730,561

(1)	excludes $885,000 of loans held for sale.

The following table presents loans by past due status at December 31, 2012:

December 31, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$—	$517	$—	$517	$14,329	$373,202	$388,048
Commercial term loans	—	—	—	—	—	19,443	19,443
Construction	—	—	141	141	—	1,624	1,765
Other commercial	—	—	—	—	515	32,233	32,748
Residential mortgage	532	253	1,056	1,841	2,487	231,593	235,921
Home equity loans and lines of credit	87	195	429	711	412	44,135	45,258
Other consumer loans	20	24	—	44	—	1,273	1,317

Total	$639	$989	$1,626	$3,254	$17,743	$703,503	$724,500

(1)	excludes $911,000 of loans held for sale.

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

Risk Rating 6—Special Mention reflects loans that management believes warrant special consideration and may be loans that are delinquent or current in their payments. These loans have potential weakness which increases their risk to the bank and have shown some signs of weakness but have fallen short of being a Substandard loan.

Management believes that the Substandard category is best considered in four discrete classes: RR 7.0 “performing substandard loans;” RR 7.5; RR 7.8 and RR 7.9.

Risk Rating 7.0—The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit a well-defined weakness.

Risk Rating 7.5—These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.8—These loans are impaired loans, are current and accruing, and in some cases are TDRs. They have had a FASB ASC Topic No. 301 Receivables analysis completed.

Risk Rating 7.9—These loans are predominately non-accrual loans that have undergone a FASB ASC Topic No. 310 Receivables analysis. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged-off.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2013 and December 31, 2012 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at March 31, 2013 and December 31, 2012 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade	Grade
March 31, 2013	1-5	6	7	7.5	7.8	7.9	Total
	(in thousands)
Commercial secured by real estate	$368,531	$1,914	$2,688	$515	$3,148	$13,323	$390,119
Commercial term loans	20,618	—	—	—	—	—	20,618
Construction	1,761	—	—	—	—	141	1,902
Other commercial	33,341	—	—	—	—	501	33,842

	$424,251	$1,914	$2,688	$515	$3,148	$13,965	$446,481

	Risk Ratings
	Grades	Grade	Grade	Grade	Grade	Grade
December 31, 2012	1-5	6	7	7.5	7.8	7.9	Total
	(in thousands)
Commercial secured by real estate	$363,460	$3,845	$2,717	$574	$3,123	$14,329	$388,048
Commercial term loans	19,443	—	—	—	—	—	19,443
Construction	1,624	—	—	—	—	141	1,765
Other commercial	32,233	—	—	—	—	515	32,748

	$416,760	$3,845	$2,717	$574	$3,123	$14,985	$442,004

The following outlines the Company’s loan segments and the methodology used in determining credit risk.

Commercial Mortgage Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and cash flow. To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls, where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.

Residential Mortgage Loans. Our general policy is not to make high loan-to-value residential loans (defined as loans with a loan-to-value ratio of 80% or more) without mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 95% with mortgage insurance. We require all properties securing residential mortgage loans to be appraised. We require title insurance on all first mortgage loans secured by a residence, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone.

Commercial Business Loans. When making commercial business loans, we consider the financial statements of the borrower and guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower and guarantors, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral, if any. Commercial business loans have greater risk and typically are made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. We have generally required these loans to have debt service coverage of at least 1.20, and we generally require personal guarantees.

Construction Loans. Our construction program offers construction/permanent loans. Under both programs, construction must be completed within 12 months of the initial disbursement. The maximum loan-to-value ratio for residential construction will be 80% of the appraised value. For commercial construction loans, the term is a maximum of 24 months.

Home Equity Loans and Lines of Credit. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. We hold a first or second mortgage position on the homes that secure our home equity loans and lines of credit.

Other Consumer Loans. We offer consumer loans secured by certificates of deposit held at Cape Bank, the pricing of which is based upon the rate of the certificate of deposit. We will offer such loans up to 90% of the principal balance of the certificate of deposit The procedures for underwriting consumer loans include an assessment of the applicant’s creditworthiness, payment history on other debts, ability to meet existing obligations and payments on the proposed loan, and a comparison of the value of the collateral to the proposed loan amount.

NOTE 5—FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013			Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$40,975	$—	$—	$39,082	$—
Municipal bonds	—	19,276	—	—	20,758	—
Collateralized debt obligations	—	—	4,487	—	—	4,682
Corporate bonds	—	13,209	—	—	14,241	—
CRA Qualified Investment Fund	4,955	—	—	4,991
Mortgage-backed securities	—	87,133	—	—	87,103	—

Total securities available for sale	$4,955	$160,593	$4,487	$4,991	$161,184	$4,682

The fair value of the collateralized debt obligation securities in the table above was determined by utilizing Level 3 inputs. The value was derived from a discounted cash flow model using significant unobservable inputs such as, a discount margin to calculate the present value of the cash flows, and assumptions about the underlying collateral including default rate, and prepayment speeds. At March 31, 2013 and December 31, 2012, the discount margin used for each security ranged from 2.2% to 9.5%. The range for the default rate at March 31, 2013 was 0.75% to 1.00% compared to a default rate range of 0.25% to 2.00% at December 31, 2012. A 15.00% recovery rate and an annual prepayment speed of 1.00% were assumed for March 31, 2013 and December 31, 2012. Significant increases in any of those rates would result in a significantly lower fair value measurement.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities
	Available for Sale
	For the three months ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$4,682	$3,584
Accretion of discount	8	18
Unrealized holding gain (loss)	(203)	11
Other-than-temporary impairment included in earnings	—	(8)

Ending balance	$4,487	$3,605

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013			Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$9,446	$7,024	$—	$8,389	$9,063
Commercial term loans	—	—	—	—	—	—
Construction	—	141	—	—	141	—
Other commercial	—	392	109	—	400	115
Residential mortgage	—	2,769	1,785	—	3,133	1,297
Home equity loans	—	726	38	—	841	—

Total impaired loans	$—	$13,474	$8,956	$—	$12,904	$10,475

Other real estate owned:
Commercial	$—	$3,972	$—	$—	$3,648	$—
Residential mortgage	—	2,148	—	—	3,573	—

Total other real estate owned	$—	$6,120	$—	$—	$7,221	$—

Loans held for sale	$—	$3,038	$—	$—	$8,795	$—
Assets held for sale	$—	$353	$—	$—	$436	$—

(1)	Includes loans delinquent 90 days, loans less than 90 days delinquent but not accruing and troubled debt restructured loans.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the impaired loans as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value, or there is no observable market price or appraised value, the Company records the loan as a Level 3 valuation. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may relate to location, square footage, condition, amenities, market rate of leases, if any, as well as the timing of comparable sales, and typically result in a Level 3 classification of the inputs for determining fair value. At March 31, 2013 and December 31, 2012, these adjustments were not material to the financial statements. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. On a quarterly basis, impaired loans are evaluated for additional impairment and adjusted accordingly.

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

The following disclosure of estimated fair value amounts has been determined by the Bank using available market information and appropriate valuation methodologies .. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

		At March 31, 2013
		Fair Value Measurements
	At March 31, 2013	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Other Unobservable
	Carrying Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$19,617	$5,420	$14,197	$—
Interest-bearing time deposits	$10,251	$—	$10,286	$—
Loans held for sale	$3,038	$—	$3,038	$—
Loans receivable	$720,648	$—	$13,474	$719,053
FHLB Stock	$5,761	$—	n/a	$—
Accrued interest receivable	$3,226	$—	$665	$2,560
Liabilities
Savings deposits	$96,256	$—	$96,256	$—
NOW, checking and MMDA deposits	$452,226	$88,537	$363,689	$—
Certificates of deposit	$229,972	$—	$230,078	$—
Borrowings	$97,901	$—	$108,726	$—
Accrued interest payable	$113	$—	$113	$—

		At December 31, 2012
		Fair Value Measurements
	At December 31, 2012	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Other Unobservable
	Carrying Amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$24,228	$6,867	$17,361	$—
Interest-bearing time deposits	$9,259	$—	$9,259	$—
Loans held for sale	$8,795	$—	$8,795	$—
Loans receivable	$714,396	$—	$12,904	$725,116
FHLB Stock	$5,775	$—	n/a	$—
Accrued interest receivable	$3,091	$—	$627	$2,464
Liabilities
Savings deposits	$96,160	$—	$96,160	$—
NOW, checking and MMDA deposits	$449,810	$86,266	$363,544	$—
Certificates of deposit	$238,622	$—	$238,622	$—
Borrowings	$97,965	$—	$97,965	$—
Accrued interest payable	$148	$—	$148	$—

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

Loans held for sale—The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair value is equal to the carrying value, since the time from when a loan is closed and settled is generally not more than two weeks. The fair value of loans transferred from the loan portfolio is based on the amounts offered for these loans in currently pending sales transactions, outstanding commitments from investors, or current market valuation appraisals. Loans held for sale are not included in non-performing loans.

Loans—The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. The fair values of loans not impaired is estimated by discounting the estimated future cash flows using the Company’s interest rates currently offered for loans with similar terms to borrowers of similar credit quality which is not an exit price under FASB ASC Topic No. 820, “Fair Value Measurements and Disclosures”. The carrying value and fair value of loans include the allowance for loan losses.

FHLB stock—It is not practical to determine the fair value of FHLB stock due to restrictions placed on transferability.

Bank owned life insurance (BOLI)—The fair value of BOLI approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.

Deposits—The fair value of deposits with no stated maturity, such as money market deposit accounts, checking accounts and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered by the Company for deposits of similar size, type and maturity.

Borrowings—The fair value of borrowings, which includes Federal Home Loan Bank of New York advances and securities sold under agreement to repurchase, is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered for borrowings of similar maturity and terms.

The Company’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6—OTHER REAL ESTATE OWNED

At March 31, 2013, other real estate owned (OREO) totaled $6.1 million and consisted of thirty-two residential properties and fourteen commercial properties. At December 31, 2012, OREO totaled $7.2 million and consisted of thirty-five residential and thirteen commercial properties.

For the three months ended March 31, 2013, the Company sold two commercial OREO properties and three residential OREO properties with an aggregate carrying value totaling $2.6 million. The Company recorded net gains on the sale of OREO of $21,000 in the first quarter of 2013 compared to net gains of $37,000 recorded in the first quarter of 2012. During the current quarter, the Company added three commercial properties to OREO with an aggregate carrying value of $1.7 million.

Net expenses applicable to OREO were $286,000 for the three month period ending March 31, 2013, which included OREO valuation write-downs of $162,000, taxes and insurance totaling $85,000, net gains on the sale of OREO of $21,000 and $60,000 of miscellaneous expenses, net of OREO rental income. For the three months ended March 31, 2012, net expenses applicable to OREO of $199,000 included OREO valuation write-downs totaling $94,000, taxes and insurance totaling $100,000, net gains on the sale of OREO of $37,000 and $42,000 of miscellaneous expenses, net of rental income.

As of the date of this filing, the Company has agreements of sale for twenty-seven OREO properties, including twenty-two residential building lots, with an aggregate carrying value totaling $2.3 million, although there can be no assurance that these sales will be completed. In the second quarter of 2013, to date, the Company has added two commercial properties to OREO with an aggregate carrying value of $975,000. In addition, in the second quarter of 2013, the Company has sold one commercial OREO property with a carrying value of $168,000. The Company recorded a net gain of $9,000 related to this second quarter 2013 sale.

NOTE 7—DEPOSITS

Deposits are as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Savings accounts	$96,256	$96,160
NOW accounts and money market funds	363,689	363,543
Non-interest bearing checking	88,537	86,266
Certificates of deposit of less than $100,000	125,946	129,709
Certificates of deposit of $100,000 or more	104,026	108,913

	$778,454	$784,591

NOTE 8 – BORROWINGS

The Bank’s FHLB borrowings totaled $88.0 million at both March 31, 2013 and December 31, 2012 and repurchase agreements totaled $9.9 million for both periods.

NOTE 9—INCOME TAXES

For the three months ended March 31, 2013, the Company recorded a net tax expense of $969,000 compared to a net tax expense of $784,000 for the three months ended March 31, 2012. As of March 31, 2013, the balance of the deferred tax valuation allowance was approximately $1.9 million. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

	For the three months ended March 31,
Income taxes	2013	2012
Pre-tax income	$2,484	$2,322
Income tax expense (benefit)	$969	$784

For more information about our income taxes, read Note 11, “Income Taxes,” in our 2012 Annual Report to Shareholders.

NOTE 10—STOCK BENEFIT PLAN

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

During the first three months of 2013, the Company issued 10,000 incentive stock options to certain employees at a grant price of $8.93 per share. During the first quarter of 2012, the Company issued 10,000 incentive stock options to certain employees at a grant price of $8.43 per share.

Stock option activity for the three months ended March 31, 2013 and 2012 was as follows:

	For the three months ended March 31,
	2013			2012
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life	Options	Price	Life
Outstanding at January 1	711,290	$7.54		833,010	$7.54
Granted	10,000	$8.93		10,000	$8.43
Forfeited	—	$—		(8,000)	$7.27
Exercised	(8,000)	$7.28		—	$—

Outstanding at March 31	713,290	$7.66	7.4 years	835,010	$7.56	8.2 years

Exercisable at March 31	255,316	$7.46	7.3 years	148,530	$7.28	8.2 years

Aggregate Intrinsic Value at March 31	$433,568			$103,971

The expected average risk-free rate is based on the U.S. Treasury yield curve on the day of grant. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and expected option exercise activity. Expected volatility is based on historical volatilities of the Company’s common stock as well as the historical volatility of the stocks of the Company’s peer banks. The expected dividend yield is based on the expected dividend yield over the life of the option and the Company’s historical information. The following table presents the weighted average per share fair value of options granted during the periods presented, and the assumptions used based on the Black-Sholes option pricing methodology:

	March 31,
Assumption	2013	2012
Expected average risk-free interest rate	1.20%	1.44%
Expected average life (in years)	6.5	6.5
Expected volatility	40.27%	41.19%
Expected dividend yield	2.24%	0.00%
Weighted average per share fair value	$2.87	$3.61

Restricted stock activity for the three months ended March 31, 2013 and 2012 was as follows:

For the three months ended March 31,
	2013		2012
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Common	Fair Value at	Common	Fair Value at
	Shares	Grant Date	Shares	Grant Date
Outstanding at January 1	4,950	$7.68	8,800	$7.68
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—

Outstanding at March 31	4,950	$7.68	8,800	$7.68

At March 31, 2013, unrecognized compensation costs on unvested stock options and restricted stock awards was $1.3 million which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three months ended March 31, 2013 and 2012 was as follows:

	For the three months ended March 31,
	2013	2012
	(in thousands)
Compensation expense:
Common stock options	$121	$132
Restricted common stock	3	4

Total compensation expense	124	136
Tax benefit	2	3

Net income effect	$122	$133

As of March 31, 2013, 878,600 options were issued and 584,882 options were available for issuance. As of March 31, 2013, based on the option agreements, there were 255,316 incentive stock options exercisable.

NOTE 11—EARNINGS PER SHARE

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

As of March 31, 2013, options to purchase 713,290 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of March 31, 2012, options to purchase 835,010 shares were outstanding and anti-dilutive, and accordingly, were excluded in determining diluted earnings per common share. In addition, 8,800 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
	(in thousands, except share data)
Net income	$1,515	$1,538

Weighted average shares outstanding	12,495,367	12,426,966
Basic earnings per share	$0.12	$0.12
Diluted weighted average shares outstanding	12,512,522	12,428,640
Diluted basic earnings per share	$0.12	$0.12

NOTE 12—SALE OF BANK ASSETS

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

During the second quarter of 2012, the Bank vacated portions of their leased premises. In accordance with ASC Section 840-40 Sale Leaseback Transactions, the Bank recognized an additional portion of the deferred gain in the amount of $425,000. At March 31, 2013, the remaining balance of the deferred gain to be recognized totaled $378,000.

NOTE 13—REGULATORY MATTERS

As of March 31, 2013, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank’s capital ratios at March 31, 2013 were as follows: Tier I risk based capital 14.11%; Total risk based capital 15.36%; Tier I leverage ratio 10.42%.

NOTE 14—OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax for the three months ended March 31, 2013 and 2012:

Amount
		Other	Reclassified from	Other
		Comprehensive	Accumulated	Comprehensive
		Income	Other	Income
	Balance at	Before	Comprehensive	Three Months	Balance at
	12/31/12	Reclassifications	Income	ended 03/31/13	03/31/13
(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(679)	$(433)	$(174)	$(607)	$(1,286)

Accumulated other comprehensive income (loss) net of tax	$(679)	$(433)	$(174)	$(607)	$(1,286)

Amount
		Other	Reclassified from	Other
		Comprehensive	Accumulated	Comprehensive
		Income	Other	Income
	Balance at	Before	Comprehensive	Three Months	Balance at
	12/31/11	Reclassifications	Income	ended 03/31/12	03/31/12
(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(942)	$267	$(108)	$159	$(783)

Accumulated other comprehensive income (loss) net of tax	$(942)	$267	$(108)	$159	$(783)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$290	$188	Gain (loss) on sale of investment securities, net
OTTI realized	$—	$(8)	Net-other-than-temporary impairment losses
Income tax expense	$(116)	$(72)	Income taxes

Total reclassifications net of tax	$174	$108

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

At March 31, 2013, the Company had total assets of $1.033 billion compared to $1.041 billion at December 31, 2012. For the three months ended March 31, 2013 and 2012, the Company had total revenues (interest income plus non-interest income) of $11.8 million and $12.9 million, respectively. Net income for each of the three months ended March 31, 2013 and 2012 totaled $1.5 million, or $0.12 per common and fully diluted share, respectively.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs located in Burlington and Mercer Counties, New Jersey and in Radnor, Pennsylvania, servicing the five county Philadelphia market area. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The continued economic weakness in the local and national economies during 2012 and through the first quarter of 2013 has affected our level of non-performing assets and loan foreclosure activity. However, we have made progress in improving our credit quality ratios. Non-performing loans as a percentage of total gross loans decreased to 2.46% at March 31, 2013 from 2.67% at December 31, 2012. The Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at March 31, 2013 was 27%, an improvement from 30% at December 31, 2012. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 2.38% at March 31, 2013 from 2.61% at December 31, 2012. For the periods ended, and as of March 31, 2013 and December 31, 2012, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total loans decreased to 1.33% at March 31, 2013, from 1.36% at December 31, 2012, while the ratio of our allowance for loan losses to non-performing loans increased to 53.79% at March 31, 2013 from 50.86% at December 31, 2012. For the three months ended March 31, 2013, loan charge-offs totaled $497,000 compared to loan charge-offs of $1.0 million for the three months ended March 31, 2012. Of the $497,000 of loan charge-offs during the first quarter of 2013, none of these were fully reserved for as of December 31, 2012. Our total loan portfolio increased from $724.2 million at December 31, 2012 to $730.3 million at March 31, 2013. Commercial loans increased $4.5 million, net of $1.7 million of commercial loans transferred to OREO during the quarter and $435,000 of charge-offs, and residential mortgage loans increased $3.3 million, while consumer loans declined $1.6 million. At March 31, 2013, 91.3% of our loan portfolio was secured by real estate and 61.0% of our portfolio was commercial related loans. The increase in mortgage loans resulted from the Bank retaining a larger portion of mortgage loans originated during the first quarter in the portfolio. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits decreased $6.1 million from $784.6 million at December 31, 2012 to $778.5 million at March 31, 2013 primarily resulting from a decline of $8.6 million in certificates of deposit partially offset by increases in non-interest bearing accounts of $2.3 million. We also maintain an investment portfolio.

Our principal business is generating both commercial and retail loans in the communities surrounding our offices and MDOs and using the deposits we acquire from the same market areas as a funding source. We offer personal and business checking, savings and money market accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At March 31, 2013, our market area primarily included the area surrounding our 15 offices located in Cape May and Atlantic Counties, New Jersey and our MDOs located in Burlington and Mercer Counties, New Jersey and Radnor, Pennsylvania. Additionally, on-line account opening is available for the following consumer deposit products: checking, savings, money market deposit and certificates of deposit and we offer an on-line mortgage application service.

2013 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 14.8% and 18.8% respectively, as of February 2013 compared to 14.1% and 17.2%, respectively, as of February 2012. Median sale prices of single-family homes sold during the fourth quarter of 2012 increased compared to the same period in 2011 in both Atlantic and Cape May Counties. The median sale prices increased by 10.7% and 2.1%, in Atlantic and Cape May Counties, respectively, while the number of homes sold increased 18.8% in Cape May County but decreased 13.7% in Atlantic County. The number of residential building permits issued increased in 2012 in both Atlantic and Cape May Counties.

During 2012 and the first quarter of 2013, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2013 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed in expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

During the remainder of 2013, Cape Bank will continue to focus on the following initiatives:

•	Continue efforts to effectively manage the Bank’s capital

•	Build core earnings

•	Continue efforts to reduce non-performing assets

•	Complete the transition to a new core processing provider and broaden digital delivery

•	Increase net income through growth in our loan portfolio

Continue efforts to effectively manage the Company’s capital:

Despite the Company’s problems with credit since the recession, we were able to maintain a strong capital position. With troubled assets posing a reduced concern, the Company reassessed its capital position and determined that a more active management of its capital was warranted. In the fourth quarter of 2012, the Company paid its first cash dividend of $0.05 per common share. In addition, on February 22, 2013, the Company declared a $0.05 per common share cash dividend to shareholders of record on March 8, 2013. The dividend was payable on March 22, 2013. Also, on April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company will repurchase up to 5%, or approximately 667,239 shares of the Company’s issued and outstanding shares.

Build core earnings:

During the economic downturn, Bank values were often a reflection of the perceived adequacy of equity often through the metric of tangible book value. Uncertainty with the economy in general, and with credit in particular, made capital a handy heuristic to gauge the soundness of a Bank.

These macro concerns have been receding as more financial institutions appear to have improved their financial position. As a result, valuations have begun to focus on earnings as a driver of value. In particular, it appears that core earnings are becoming an increasingly important metric.

Management recognizes this development and has made growth in core earnings an integral part of the Company’s 2013 Strategic Plan.

Continue efforts to reduce non-performing assets:

Management was able to reduce the level of non-performing assets during 2012 and in the first quarter of 2013 and believes that continued efforts to reduce them further will provide value to the shareholders. Several of the larger troubled credits have moved to OREO as the Bank attempts to move these properties promptly. Management will continue to focus on this strategy for the remainder of 2013.

Complete the transition to a new core processing provider and broaden digital delivery:

The contract with the Bank’s core processor ends in October 2013. Throughout 2012, the Bank conducted a review of processors and systems features, and in late 2012 signed a contract with FISERV. Work has begun on orchestrating a smooth transition to this new system and we expect completion in the month of October. As consumers increasingly embrace digital channels, we focused our due diligence on systems that will further digital delivery of consumer services.

Increase net income through growth in our loan portfolio:

Net interest income will benefit if we are successful in increasing earning assets through growth in the loan portfolio. Early signs of activity are positive but with a fragile recovery, exogenous factors could undermine our efforts.

The net interest margin increased to 3.79% for the first quarter ended March 31, 2013, an increase of 5 basis points from the first quarter ended March 31, 2012. The increase of 5 basis points was the result of the yield on interest earning assets declining 37 basis points while the cost of funds on interest bearing liabilities declined 44 basis points.

The impact of changes in interest rates on the Bank’s net interest income is discussed in more detail in Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

At March 31, 2013, the Company’s total assets were $1.033 billion, a decrease of $7.6 million, or 0.73%, from the December 31, 2012 level of $1.041 billion.

Cash and cash equivalents decreased $4.6 million, or 19.03%, to $19.6 million at March 31, 2013 from $24.2 million at December 31, 2012.

Interest-bearing time deposits increased $992,000, or 10.71%, from $9.3 million at December 31, 2012 to $10.3 million at March 31, 2013. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans increased to $730.3 million at March 31, 2013 from $724.2 million at December 31, 2012, an increase of $6.1 million or 0.84%. Net loans increased $6.2 million, net of a decrease in the allowance for loan losses of $171,000, primarily resulting from increases in commercial loans of $4.5 million and increases in mortgage loans totaling $3.3 million partially offset by a decline in consumer loans of $1.6 million. Delinquent loans increased $1.0 million to $17.0 million, or 2.32% of total gross loans, at March 31, 2013 from $16.0 million, or 2.20% of total gross loans at December 31, 2012. Total delinquent loans by portfolio at March 31, 2013 were $11.3 million of commercial mortgage and $500,000 commercial business loans, $3.9 million of residential mortgage loans, $1.1 million of home equity loans and $141,000 of construction loans. At March 31, 2013, delinquent loan balances by number of days delinquent were: 31 to 59 days – $1.2 million; 60 to 89 days – $2.5 million; and 90 days and greater – $13.3 million.

At March 31, 2013, the Company had $18.0 million in non-performing loans, or 2.46% of total gross loans, a decrease of $1.4 million from $19.4 million, or 2.67% of total gross loans at December 31, 2012. Non-performing loans do not include loans held for sale. Loans held for sale include $885,000 of loans that are on non-accrual status. At March 31, 2013, non-performing loans by loan portfolio category were as follows: $13.8 million of commercial loans, $3.4 million of residential mortgage loans, and $764,000 of consumer loans. Of these stated delinquencies, the Company had $1.2 million of loans that were 90 days or more delinquent and still accruing (13 residential mortgage loans for $906,000 and 6 consumer loans for $279,000). These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At March 31, 2013, commercial non-performing loans had collateral type concentrations of $1.8 million (12 loans or 13%) secured by commercial buildings and equipment, $1.5 million (11 loans or 11%) secured by residential related commercial loans, $1.4 million (2 loans or 10%) secured by restaurant properties, $170,000 (1 loan or 1%) secured by land and building lots, $5.6 million (15 loans or 40%) secured by retail stores, $2.3 million (5 loans or 17%) secured by hotels and B&B’s and $1.1 million (1 loan or 8%) secured by marina/recreational properties. The three largest commercial non-performing loan relationships are $1.8 million, $1.3 million, and $1.2 million.

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

Total investment securities decreased $822,000, or 0.48%, to $170.0 million at March 31, 2013 from $170.9 million at December 31, 2012. At March 31, 2013 and December 31, 2012 all of the Company’s investment securities were classified as available-for-sale (AFS). The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the three months ended March 31, 2012 and recorded an $8,000 charge to earnings related to the credit loss portion of impairment. There was no OTTI for the three months ended March 31, 2013.

Other real estate owned (“OREO”) decreased $1.1 million from $7.2 million at December 31, 2012 to $6.1 million at March 31, 2013, and consisted at March 31, 2013 of fourteen commercial properties and thirty-two residential properties (including twenty-seven building lots). During the quarter ended March 31, 2013, the Company added three commercial properties to OREO with an aggregate carrying value of $1.7 million. In addition, two commercial OREO properties and three residential OREO properties with aggregate carrying values totaling $2.6 million were sold during the quarter ended March 31, 2013 with recognized net gains of $21,000. As of the date of this filing, the Company has agreements of sale for twenty-seven OREO properties with an aggregate carrying value totaling $2.3 million.

Total deposits decreased $6.1 million, or 0.78% from $784.6 million at December 31, 2012 to $778.5 million at March 31, 2013 primarily resulting from a decline of $8.6 million in certificates of deposit partially offset by increases in non-interest bearing accounts of $2.3 million. Certificates of deposit decreased $8.6 million, or 3.63%, to $230.0 million at March 31, 2013 from $238.6 million at December 31, 2012. Non-interest bearing deposits increased $2.3 million, or 2.63%, from $86.2 million at December 31, 2012 to $88.5 million at March 31, 2013. NOW and money market accounts increased $146,000 and savings deposits increased $97,000.

Borrowings decreased $64,000 from $97.965 million at December 31, 2012 to $97.901 million at March 31, 2013.

Cape Bancorp’s total equity increased to $151.3 million at March 31, 2013 from $150.8 million at December 31, 2012, an increase of $520,000, or 0.34%. The increase in equity is primarily attributable to the net income of $1.5 million partially offset by an increase in accumulated other comprehensive loss, net of tax of $607,000, the payment of dividends and net increases related to stock-based compensation plans. At March 31, 2013, stockholders’ equity totaled $151.3 million, or 14.65% of period-end assets and tangible equity totaled $128.5 million, or 12.72% of period-end tangible assets. At March 31, 2013, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Tier I Risk-Based Capital and Total Risk-Based Capital were 10.42%, 14.11% and 15.36%, respectively, all of which exceed well capitalized status.

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

	For the three months ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$25,639	$28	0.44%	$19,513	$39	0.80%
Investments	175,741	1,004	2.29%	196,630	1,333	2.71%
Loans	726,380	9,076	5.07%	731,418	9,917	5.45%

Total interest-earning assets	927,760	10,108	4.42%	947,561	11,289	4.79%
Noninterest-earning assets	110,170			125,927
Allowance for loan losses	(9,945)			(12,925)

Total assets	$1,027,985			$1,060,563

Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$190,055	120	0.26%	$161,748	152	0.38%
Savings accounts	95,485	16	0.07%	88,462	45	0.20%
Money market accounts	173,992	90	0.21%	164,429	186	0.45%
Certificates of deposit	231,093	613	1.08%	275,217	905	1.32%
Borrowings	95,354	610	2.59%	141,720	1,181	3.35%

Total interest-bearing liabilities	785,979	1,449	0.75%	831,576	2,469	1.19%
Noninterest-bearing deposits	84,082			75,936
Other liabilities	6,402			5,873

Total liabilities	876,463			913,385
Stockholders’ equity	151,522			147,178

Total liabilities & stockholders’ equity	$1,027,985			$1,060,563

Net interest income		$8,659			$8,820

Net interest spread			3.67%			3.60%
Net interest margin			3.79%			3.74%
Net interest income and margin (tax equivalent basis) (1)		$8,731	3.82%		$8,921	3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.04%			113.95%

(1)	In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $72,000, and $101,000 for the three month period ended March 31, 2013 and 2012, respectively. The average yield on investments increased to 2.45% from 2.29% for the three month period ended March 31, 2013 and increased to 2.92% from 2.71% for the three month period ended March 31, 2012.

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

	For the three months ended March 31, 2013
	compared to March 31, 2012
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest-Earning Assets
Interest-earning deposits	$10	$(21)	$(11)
Investments	(139)	(190)	(329)
Loans	(75)	(766)	(841)

Total interest income	(204)	(977)	(1,181)

Interest-Bearing Liabilities
Interest-bearing demand accounts	23	(55)	(32)
Savings accounts	4	(33)	(29)
Money market accounts	10	(106)	(96)
Certificates of deposit	(135)	(157)	(292)
Borrowings	(337)	(234)	(571)

Total interest expense	(435)	(585)	(1,020)

Total net interest income	$231	$(392)	$(161)

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income for the three months ended March 31, 2013 was $1.5 million, or $0.12 per common and fully diluted share, compared to net income of $1.5 million, or $0.12 per common and fully diluted share for the three months ended March 31, 2012. The loan loss provision for the first quarter of 2013 totaled $297,000 compared to $673,000 for the first quarter ended March 31, 2012. Net gains on the sales of loans totaled $270,000 for the three months ended March 31, 2013 compared to $83,000 for the same period in 2012 as the Company sold 55% of the residential mortgages originated in the first quarter of 2013 compared to 44% in the same period last year. Included in other income for the three months ended March 31, 2013 is an $83,000 write-down on an asset held for sale. The first quarter of 2013 included net gains on sales of investment securities of $290,000 compared to $188,000 for the same period in 2012. Loan related expenses (real estate taxes, insurance, legal and other) totaled $341,000 for the first quarter ended March 31, 2013 compared to $677,000 for the same period in 2012. The 2012 first quarter included higher real estate tax expense ($154,000) and higher legal expenses ($142,000). Net interest income decreased $161,000 to $8.7 million in the first quarter of 2013 from $8.8 million in the first quarter of 2012. The net interest margin increased 5 basis points from 3.74% for the quarter ended March 31, 2012 to 3.79% for the quarter ended March 31, 2013.

Interest Income. Interest income decreased $1.2 million, or 10.46%, to $10.1 million for the three months ended March 31, 2013, from $11.3 million for the three months ended March 31, 2012. The decrease consists of an $841,000 decrease in interest income on loans and a $340,000 decrease in interest income on investment securities. Average loan balances for the three month period ended March 31, 2013 declined $5.0 million, or 0.69%, to $726.4 million from $731.4 million for the three month period ended March 31, 2012. Due to the economic downturn, loan demand has not been sufficient to offset monthly principal reductions, pay-offs, charge-offs and the transfer of loans to OREO resulting in the decline in average loan balances. The average yield of the loan portfolio decreased 38 basis points to 5.07% for the three months ended March 31, 2013 from 5.45% for the three months ended March 31, 2012, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income.

The average balance of the investment portfolio decreased $20.9 million, or 10.62%, to $175.7 million for the three month period ended March 31, 2013 from $196.6 million for the three month period ended March 31, 2012. The decrease in the investment portfolio is primarily a result of investment security sales. A portion of those proceeds was used by the Company to restructure the balance sheet in June 2012 as $20.0 million in FHLB fixed rate term borrowings were extinguished. The average yield on the investment portfolio decreased 42 basis points to 2.29% for the three months ended March 31, 2013 from 2.71% for the three months ended March 31, 2012. The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates.

Interest Expense. Interest expense decreased $1.0 million, or 41.31%, to $1.4 million for the three months ended March 31, 2013, from $2.4 million for the three months ended March 31, 2012. The decrease resulted primarily from lower interest rates being paid on deposits and a shift in deposit funding from higher costing certificates of deposit to lower costing core deposits like interest-bearing demand accounts, savings accounts and money market accounts. In addition, $20.0 million of fixed rate term advances with an average rate of 3.56% matured during the first quarter of 2012 and were replaced with less costly FHLB overnight advances. which have not had an interest rate that has exceeded 0.46% since the end of the first quarter of 2012. The average rate paid on certificates of deposit decreased 24 basis points to 1.08% for the three months ended March 31, 2013 from 1.32% for the three months ended March 31, 2012 while the average balance of certificates of deposit decreased $44.1 million, or 16.03%, to $231.1 million from $275.2 million for the same period resulting in a combined interest expense savings of $292,000.

The average balance of borrowings declined $46.3 million, or 32.72%, to $95.4 million for the three months ended March 31, 2013 from $141.7 million for the three months ended March 31, 2012, and the average cost of borrowings declined 76 basis points from 3.35% for the three months ended March 31, 2012 to 2.59% for the three months ended March 31, 2013 resulting in a combined interest expense savings of $571,000. The decline in the average balance and interest rate paid on borrowings is a direct result of the Company extinguishing $20.0 million of fixed rate term FHLB borrowings in June 2012 and the continued restructuring of $54.0 million in borrowings in August 2012.

Net Interest Income. Net interest income decreased $161,000, or 1.83%, to $8.7 million for the three months ended March 31, 2013, from $8.8 million for the three months ended March 31, 2012. The net interest margin increased 5 basis points to 3.79% for the three months ended March 31, 2013 from 3.74% for the three months ended March 31, 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.04% for the three months ended March 31, 2013, from 113.95% for the three months ended March 31, 2012.

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

We recorded a provision for loan losses of $297,000 for the three months ended March 31, 2013 compared to $673,000 for the three months ended March 31, 2012. Loan charge-offs for the first quarter of 2013 totaled $497,000 compared to $1.0 million for the first quarter of 2012. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 53.79% at March 31, 2013, from 50.86% at December 31, 2012 and 47.39% at March 31, 2012. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.02%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 0.97%. Loan loss recoveries for the three months ended March 31, 2013 were $29,000 compared to $38,000 for the three months ended March 31, 2012.

The allowance for loan losses decreased $171,000, or 1.74%, to $9.681 million at March 31, 2013, from $9.852 million at December 31, 2012. The ratio of our allowance for loan losses to total loans decreased to 1.33% at March 31, 2013 from 1.36% of total loans at December 31, 2012. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at March 31, 2013 was an impairment reserve for TDRs in the amount of $121,000 compared to $79,000 at December 31, 2012.

Non-Interest Income. Non-interest income totaled $1.7 million for the three months ended March 31, 2013 compared to $1.6 million for the three months ended March 31, 2012. Net gains on the sales of loans totaled $270,000 for the three months ended March 31, 2013 compared to $83,000 for the same period in 2012 as the Company sold 55% of the residential mortgages originated in the first quarter of 2013 compared to 44% in the same period last year. Included in other income for the three months ended March 31, 2013 is an $83,000 write-down on an asset held for sale. The first quarter of 2013 included net gains on sales of investment securities of $290,000 compared to $188,000 for the same period in 2012.

Non-Interest Expense. Non-interest expense increased $143,000, or 1.92%, to $7.6 million for the three months ended March 31, 2013 from $7.4 million for the three months ended March 31, 2012. Increases in employment costs of $396,000 (salaries, hospitalization costs and incentive based compensation expense) were somewhat offset by a reduction in loan expenses of $336,000. Loan related expenses (real estate taxes, insurance, legal and other) totaled $341,000 for the first quarter ended March 31, 2013 compared to $677,000 for the same period in 2012. The 2012 first quarter included higher real estate tax expense ($154,000) and higher legal expenses ($142,000).

Income Tax Expense (Benefit). For the three months ended March 31, 2013, the Company recorded a net tax expense of $969,000 compared to a net tax expense of $784,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $13.2 million through March 31, 2013 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of March 31, 2013, the Company’s entire investment portfolio, with a fair market value of $170.0 million, was classified as available-for-sale. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $6.1 million, or 0.78%, during the first three months of 2013, and comprised 88.27% of total liabilities at March 31, 2013, as compared to 88.16% at December 31, 2012.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2013, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of March 31, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of March 31, 2013.

On February 22, 2013, the Company declared a cash dividend of $0.05 per common share to shareholders of record as of the close of business March 8, 2013. The dividend was payable on March 22, 2013.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2013
Risk based capital ratios:
Tier I risk based capital	$103,830	14.11%	$29,434	4.00%	$44,152	6.00%
Total risk based capital	$113,038	15.36%	$58,874	8.00%	$73,592	10.00%
Tier I leverage ratio	$103,830	10.42%	$39,858	4.00%	$49,822	5.00%
December 31, 2012
Risk based capital ratios:
Tier I risk based capital	$104,015	14.12%	$29,466	4.00%	$44,199	6.00%
Total risk based capital	$113,229	15.38%	$58,897	8.00%	$73,621	10.00%
Tier I leverage ratio	$104,015	10.36%	$40,160	4.00%	$50,200	5.00%

Critical Accounting Policies In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2—Summary of Significant Accounting Policies—of the Notes to Consolidated Financial Statements.

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

Management reviews the level of the allowance quarterly. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 2 – Summary of Significant Accounting Policies—of the Notes to Consolidated Financial Statements.

Securities Impairment. The Company’s investment portfolio includes twenty-two securities in pooled trust preferred collateralized debt obligations, fourteen of which have been principally issued by bank holding companies, and eight of which have been principally issued by insurance companies. All of these securities have below investment grade credit ratings. These investments may pose a higher risk of future impairment charges by the Company in a weakened U.S. economy and its potential negative effect on the future performance of the bank issuers and underlying mortgage loan collateral.

Through March 31, 2013 all fourteen of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment. Of these securities, eleven have been completely written off and the three remaining bank-issued CDOs have a total book value of $524,000 and a fair value of $490,000 at March 31, 2013. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently, many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At March 31, 2013, the CDO securities principally issued by insurance companies, none of which have OTTI, had an aggregate book value of $7.7 million and a fair value of $4.0 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2013, a valuation allowance of approximately $1.9 million had been established against the Company’s deferred tax assets representing no change from December 31, 2012. See Note 9 to the Financial Statements for further details in determining the amount of the deferred tax asset that was more likely than not realizable.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.

Effect of Newly Issued Accounting Standards: See Note 2 – Summary of Significant Accounting Policies—of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board, which meets quarterly, as well as an Asset/Liability Committee which meets monthly. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial loans that generally tend to have shorter maturity or repricing periods and higher interest rates than residential mortgage loans;

•	investing in shorter duration investment grade corporate securities, U.S. Government agency obligations and collateralized mortgage-backed securities;

•	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;

•	selling a portion of our newly originated long-term residential mortgage loans; and

•	lengthening the terms of borrowings and deposits.

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

The table below sets forth, as of March 31, 2013, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
	(dollars in thousands)
+200	$160,137	$(10,867)	-6.40%	$31,497	$(1,253)	-3.80%
+100	$168,337	$(2,667)	-1.60%	$32,341	$(409)	-1.30%
0	$171,004			$32,750
-100	$155,568	$(15,436)	-9.00%	$31,134	$(1,616)	-4.90%
-200	$148,443	$(22,561)	-13.20%	$30,507	$(2,243)	-6.80%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2013, in the event of a 100 basis point increase in interest rates, we would experience a $409,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $1.6 million decrease in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

The Company does not believe its risks have materially changed from those risks included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Employment Agreement for Michael D. Devlin (5)

10.3	Change in Control Agreement for Guy Hackney (3)

10.4	Change in Control Agreement for James McGowan, Jr. (3)

10.5	Change in Control Agreement for Michele Pollack (3)

10.6	Change in Control Agreement for Charles L. Pinto (4)

10.7	Form of Director Retirement Plan (1)

10.8	2008 Equity Incentive Plan (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2013 and March 31, 2012 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and March 31, 2012 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2013 (unaudited) and Year Ended December 31, 2012; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and March 31, 2012; and (vi) Notes to Consolidated Financial Statements (unaudited) (7)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(7)	Pursuant to Rule 406T of Regulation S-T, the XBRL-Related information in Exhibit 101 is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: May 3, 2013	/s/ Michael D. Devlin

Michael D. Devlin
President and Chief Executive Officer

Date: May 3, 2013	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer