Form 10-Q
period 2013-06-30
Cape Bancorp, Inc.
filed 2013-08-05
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013 there were 12,673,518 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash & due from financial institutions	$8,346	$6,867
Interest-bearing bank balances	16,540	17,361
Cash and cash equivalents	24,886	24,228
Interest-bearing time deposits	10,250	9,259
Investment securities available for sale, at fair value (amortized cost of $ 172,986 and $ 171,987 respectively)	166,965	170,857
Loans held for sale	3,530	8,795
Loans, net of allowance of $ 9,786 and $ 9,852 respectively	733,721	714,396
Accrued interest receivable	3,230	3,091
Premises and equipment, net	20,076	20,283
Other real estate owned	7,398	7,221
Federal Home Loan Bank (FHLB) stock, at cost	5,970	5,775
Prepaid FDIC insurance premium	—	635
Deferred income taxes	18,304	17,639
Bank owned life insurance (BOLI)	30,700	30,226
Goodwill	22,575	22,575
Intangible assets, net	256	264
Assets held for sale	286	436
Other assets	2,393	5,118
Total assets	$1,050,540	$1,040,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Interest-bearing deposits	$699,988	$698,325
Noninterest-bearing deposits	95,094	86,266
Federal funds purchased and repurchase agreements	9,932	9,924
Federal Home Loan Bank borrowings	94,010	88,041
Advances from borrowers for taxes and insurance	775	652
Accrued interest payable	114	148
Other liabilities	5,000	6,616
Total liabilities	904,913	889,972

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at June 30, 2013 and 13,336,776 shares at December 31, 2012; outstanding 12,853,615 shares at June 30, 2013 and 13,336,776 shares at December 31, 2012	133	133
Additional paid-in capital	128,052	127,767
Treasury stock at cost: 491,161 shares at June 30, 2013 and no shares at December 31, 2012	(4,538)	—
Unearned ESOP shares	(8,315)	(8,528)
Accumulated other comprehensive loss, net	(3,616)	(679)
Retained earnings	33,911	32,133
Total stockholders’ equity	145,627	150,826
Total liabilities & stockholders’ equity	$1,050,540	$1,040,798

See accompanying unaudited notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,131	$9,751	$18,207	$19,668
Interest and dividends on investments
Taxable	381	416	806	985
Tax-exempt	131	180	273	380
Interest on mortgage-backed securities	450	588	915	1,191
Total interest income	10,093	10,935	20,201	22,224
Interest expense:
Interest on deposits	787	1,169	1,626	2,457
Interest on borrowings	555	1,052	1,165	2,233
Total interest expense	1,342	2,221	2,791	4,690
Net interest income before provision for loan losses	8,751	8,714	17,410	17,534
Provision for loan losses	313	1,168	610	1,841
Net interest income after provision for loan losses	8,438	7,546	16,800	15,693
Non-interest income:
Service fees	913	968	1,744	1,855
Net gains on sale of loans	313	90	583	173
Net increase from BOLI	238	244	473	488
Gain (loss) on sale of investment securities available for sale, net	—	774	290	962
Net gain (loss) on sale of OREO	19	(338)	40	(301)
Gain on sale of bank premises	—	425	—	425
Other	120	467	168	641
Gross other-than-temporary impairment losses	—	—	—	(192)
Less: Portion of loss recognized in other comprehensive income	—	—	—	184
Net other-than-temporary impairment losses	—	—	—	(8)
Total non-interest income	1,603	2,630	3,298	4,235
Non-interest expense:
Salaries and employee benefits	4,116	3,410	8,029	6,927
Occupancy expenses, net	412	478	841	870
Equipment expenses	281	299	560	582
Federal insurance premiums	216	389	520	731
Data processing	367	362	712	704
Loan related expenses	393	506	734	1,183
Advertising	199	207	346	371
Telecommunications	332	295	644	576
Professional services	178	218	379	378
OREO expenses	154	567	479	886
Other operating	807	1,943	1,784	2,896
Total non-interest expense	7,455	8,674	15,028	16,104
Income before income taxes	2,586	1,502	5,070	3,824
Income tax expense	1,006	477	1,975	1,261
Net income	$1,580	$1,025	$3,095	$2,563

Earnings per share (see Note 10):
Basic	$0.13	$0.08	$0.25	$0.21
Diluted	$0.13	$0.08	$0.25	$0.21

Weighted average number of shares outstanding:
Basic	12,287,513	12,426,617	12,390,837	12,421,292
Diluted	12,321,791	12,428,458	12,425,116	12,423,049

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,
	2013			2012
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)

Net income	$2,586	$1,006	$1,580	$1,502	$477	$1,025

Other comprehensive income:
Unrealized holding gain (loss) arising during the period	(3,880)	(1,551)	(2,329)	114	45	69
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	—	—	—	—	—	—
Less reclassification adjustment for gain on sales of securities realized in net income	—	—	—	(774)	(309)	(465)
Less reclassification adjustment for credit related OTTI realized in net income	—	—	—	—	—	—
Total other comprehensive income (loss)	(3,880)	(1,551)	(2,329)	(844)	(338)	(506)

Total comprehensive income (loss)	$(1,294)	$(544)	$(749)	$658	$139	$519

	For the six months ended June 30,
	2013			2012
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)

Net income	$5,070	$1,975	$3,095	$3,824	$1,261	$2,563

Other comprehensive income:
Unrealized holding gain (loss) arising during the period	(4,601)	(1,838)	(2,763)	560	224	336
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	—	—	—	(184)	(74)	(110)
Less reclassification adjustment for gain on sales of securities realized in net income	(290)	(116)	(174)	(962)	(384)	(578)
Less reclassification adjustment for credit related OTTI realized in net income	—	—	—	8	3	5
Total other comprehensive income (loss)	(4,891)	(1,954)	(2,937)	(578)	(231)	(347)

Total comprehensive income (loss)	$179	$21	$158	$3,246	$1,030	$2,216

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2012 and six months ended June 30, 2013

(unaudited)

	Common Stock	Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
Balance, December 31, 2011	$133	$127,364	$(81)	$(8,954)	$(942)	$28,199	$145,719
Net income	—	—	—	—	—	4,556	4,556
Other comprehensive income (loss)	—	—	—	—	263	—	263
Stock option compensation expense	—	356	—	—	—	—	356
Restricted stock compensation expense	—	10	—	—	—	—	10
Issuance of stock for stock options	—	98	81	—	—	—	179
Dividends on common stock	—	—	—	—	—	(622)	(622)
ESOP shares earned	—	(61)	—	426	—	—	365
Balance, December 31, 2012	133	127,767	—	(8,528)	(679)	32,133	150,826
Net income	—	—	—	—	—	3,095	3,095
Other comprehensive income (loss)	—	—	—	—	(2,937)	—	(2,937)
Stock option compensation expense	—	238	—	—	—	—	238
Restricted stock compensation expense	—	7	—	—	—	—	7
Issuance of stock for stock options	—	59	—	—	—	—	59
Dividends on common stock	—	—	—	—	—	(1,317)	(1,317)
Common stock repurchased – 491,161 shares	—	—	(4,538)	—	—	—	(4,538)
ESOP shares earned	—	(19)	—	213	—	—	194
Balance, June 30, 2013	$133	$128,052	$(4,538)	$(8,315)	$(3,616)	$33,911	$145,627

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$3,095	$2,563
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	610	1,841
Net (gain) loss on the sale of loans	(583)	(173)
Gain on the sale of bank premises	—	(425)
Net (gain) loss on the sale of other real estate owned	(40)	301
Write-down of other real estate owned	170	412
Prepayment penalty on debt extinguishment	—	921
Loss on impairment of securities	—	8
Net gain on sale of investments	(290)	(962)
Gain on the sale of merchant card business	—	(325)
Earnings on BOLI	(473)	(488)
Originations of loans held for sale	(24,714)	(14,693)
Proceeds from sales of loans	21,257	17,389
Depreciation and amortization	1,377	560
ESOP and stock-based compensation expense	439	315
Deferred income taxes	1,313	76
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(139)	282
Other assets	3,579	1,747
Accrued interest payable	(34)	(132)
Other liabilities	(1,925)	(163)
Net cash provided by operating activities	3,642	9,054
Cash flows from investing activities
Proceeds from sales of AFS securities	13,140	50,765
Proceeds from calls, maturities, and principal repayments of AFS securities	28,105	28,382
Purchases of AFS securities	(42,124)	(55,441)
Redemption (Purchase) of Federal Home Loan Bank stock	(195)	1,758
Proceeds from the sale of merchant card business	—	350
Proceeds from sale of other real estate owned	3,711	4,256
(Increase) decrease in interest-bearing time deposits	(991)	536
(Increase) decrease in loans, net	(14,665)	(10,331)
Purchases of premises and equipment	(282)	(913)
Net cash (used in) provided by investing activities	(13,301)	19,362
Cash flows from financing activities
Net increase (decrease) in deposits	10,491	15,515
Increase in advances from borrowers for taxes and insurance	122	101
Repayments of long-term borrowings	(15,000)	(40,921)
Net change in short-term borrowings	20,500	—
Purchase of Treasury stock	(4,538)	—
Proceeds from exercise of shares from stock options	59	—
Dividends paid on common stock	(1,317)	—
Net cash (provided by) used in financing activities	10,317	(25,305)
Net increase (decrease) in cash and cash equivalents	658	3,111
Cash and cash equivalents at beginning of year	24,228	25,475
Cash and cash equivalents at end of quarter	$24,886	$28,586
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$2,349	$4,822
Income taxes, net of refunds	$(1,668)	$(432)
Supplementary disclosure of non-cash investing activities:
AFS investment security sales that settle after quarter end	$—	$5,905
Transfers from loans to other real estate owned	$3,893	$3,402

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

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its fourteen full service offices located throughout Atlantic and Cape May Counties in Southern New Jersey, one drive-up teller/ATM operation in Atlantic County, and two market development offices (“MDOs”) located in Burlington County, New Jersey and in Radnor, Pennsylvania which services the five county Philadelphia market area.  The Mercer County, New Jersey MDO was closed during the second quarter of 2013.

The Bank faces significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies, such as brokerage firms and insurance companies. The Bank is subject to regulations of certain state and federal agencies, and accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended June 30, 2013 and 2012, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $636,000 as of June 30, 2013, and $515,000 as of December 31, 2012 are included in these balances.

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

Loans and Allowance for Loan Losses: Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at the amount of unpaid principal, net of unearned interest, deferred loan fees and costs, and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method. The allowance for loan losses is established through a provision for loan losses charged to operations. The allowance for loan losses is comprised of both loan pool valuation allowances and individual valuation allowances. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic No. 310-40 “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At June 30, 2013, TDRs totaled $6.7 million, of which $3.6 million were accruing TDRs and $3.1 million were non-accruing. This compares to $7.0 million of TDRs at December 31, 2012, of which $3.5 million were accruing TDRs and $3.5 million were non-accruing TDRs. (See Note 4 – Loans Receivable)

Other Real Estate Owned (“OREO”): Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If the fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.

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

Bank Owned Life Insurance (“BOLI”): The Bank has an investment in bank owned life insurance. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB ASC Topic No. 325 “Investments in Insurance Contracts”, the amount recorded is the cash surrender value, which is the amount realizable.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of June 30, 2013, 181,423 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Treasury Stock:  Stock held in the treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares.  The repurchase was completed on July 16, 2013.  Furthermore, on July 19, 2013, the Company announced  that the Board of Directors authorized a second repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares.

Effect of Newly Issued Accounting Standards: In December 2011, the FASB issued ASU 2011-11 “Balance Sheet, Disclosure about Offsetting Assets and Liabilities” (Topic No. 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Section 815-10-45. These amendments are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01 “Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (Topic No. 210): The amendments in this update clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic No.815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (Topic No. 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amendments of ASU 2011-12 effective January 1, 2012 and has applied the amendments retrospectively. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale at June 30, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$40,974	$—	$(1,698)	$39,276
Municipal bonds	18,879	230	(303)	18,806
Collateralized debt obligations	8,277	31	(3,461)	4,847
Corporate bonds	12,077	51	(48)	12,080
Total debt securities	$80,207	$312	$(5,510)	$75,009
Equity securities
CRA Qualified Investment Fund	$5,000	$—	$(206)	$4,794
Total equity securities	$5,000	$—	$(206)	$4,794
Mortgage-backed securities
GNMA pass-through certificates	$3,673	$145	$—	$3,818
FHLMC pass-through certificates	5,408	90	(94)	5,404
FNMA pass-through certificates	15,578	190	(285)	15,483
Collateralized mortgage obligations	63,120	229	(892)	62,457
Total mortgage-backed securities	$87,779	$654	$(1,271)	$87,162
Total securities available for sale	$172,986	$966	$(6,987)	$166,965

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$38,982	$129	$(29)	$39,082
Municipal bonds	20,307	472	(21)	20,758
Collateralized debt obligations	8,263	104	(3,685)	4,682
Corporate bonds	14,103	139	(1)	14,241
Total debt securities	$81,655	$844	$(3,736)	$78,763
Equity securities
CRA Qualified Investment Fund	$5,000	$—	$(9)	$4,991
Total equity securities	$5,000	$—	$(9)	$4,991
Mortgage-backed securities
GNMA pass-through certificates	$4,193	$237	$—	$4,430
FHLMC pass-through certificates	5,784	134	—	5,918
FNMA pass-through certificates	17,591	468	—	18,059
Collateralized mortgage obligations	57,764	950	(18)	58,696
Total mortgage-backed securities	$85,332	$1,789	$(18)	$87,103
Total securities available for sale	$171,987	$2,633	$(3,763)	$170,857

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$39,276	$(1,698)	$—	$—	$39,276	$(1,698)
Municipal bonds	8,685	(300)	225	(3)	8,910	(303)
Corporate bonds	5,026	(48)	—	—	5,026	(48)
Collateralized debt obligations	—	—	4,762	(3,461)	4,762	(3,461)
CRA Qualified Investment Fund	4,794	(206)	—	—	4,794	(206)
Mortgage-backed securities	51,352	(1,271)	1	—	51,353	(1,271)
Total temporarily impaired investment securities	$109,133	$(3,523)	$4,988	$(3,464)	$114,121	$(6,987)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$6,968	$(29)	$—	$—	$6,968	$(29)
Municipal bonds	3,111	(18)	225	(3)	3,336	(21)
Corporate bonds	1,035	(1)	—	—	1,035	(1)
Collateralized debt obligations	—	—	4,524	(3,685)	4,524	(3,685)
CRA Qualified Investment Fund	4,991	(9)	—	—	4,991	(9)
Mortgage-backed securities	1,989	(18)	—	—	1,989	(18)
Total temporarily impaired investment securities	$18,094	$(75)	$4,749	$(3,688)	$22,843	$(3,763)

Management evaluates investment securities to determine if they are OTTI on at least a quarterly basis. The evaluation process applied to each security includes, but is not limited to, the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of FASB Accounting Standards Codification (ASC) Topic No. 325 “Investments—Other”, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or would more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers. Additionally, and consistent with FDIC regulations, management, prior to acquiring and periodically thereafter, evaluates various factors of corporate securities that may include but is not limited to the following; evaluate that the risk of default is low and consistent with bonds of similar quality, evaluate the capacity to pay, understand applicable market demographics/economics and understand current levels and trends in operating margins, operating efficiency, profitability, return on assets and return on equity.

At June 30, 2013, the Company’s investment securities portfolio consisted of 281 securities, 97 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 49.5% of the total gross unrealized losses at June 30, 2013 compared to 97.9% of the gross unrealized losses at December 31, 2012. The remaining securities with unrealized losses consist of U.S. Government and agency obligations, municipal obligations, corporate bonds, CRA Qualified Investment Fund and mortgage-backed securities.  Because the Company has no intention to sell these securities, nor is it more likely than not that it will be required to sell the securities, the Company does not consider these investments to be OTTI.

As of June 30, 2013, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $8.3 million with an estimated fair value of $4.8 million and is comprised of 22 securities. Of those, 14 have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of June 30, 2013, 14 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 6.99% to 15.70% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to five years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 64% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of June 30, 2013:

Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)
Deal	Number of Securities	Class	Amortized Cost	Fair Value	Unrealized Loss	Realized Loss	Moody’s/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$470	$405	$(65)	$(643)	Ca/C	10	51.40%	0.00%
PreTSL XIX	1	Mezzanine	54	85	31	(1,759)	C/C	48	22.90%	0.00%
I-PreTSL I	2	Mezzanine	1,847	1,097	(750)	—	NR/CCC	14	17.20%	6.99%
I-PreTSL II	2	Mezzanine	2,738	1,467	(1,271)	—	NR/B	22	7.50%	15.70%
I-PreTSL III	3	Mezzanine	2,725	1,536	(1,189)	—	Ba3/CCC	21	13.20%	12.59%
I-PreTSL IV	1	Mezzanine	443	257	(186)	—	Ba2/CCC	33	10.40%	11.93%
Total	11		$8,277	$4,847	$(3,430)	$(2,402)

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
On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320 “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the six months ended June 30, 2013.

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325 “Investments – Other,” and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320 “Investments – Debt and Equity Securities,”. The Company uses a third party model, which is validated on an annual basis by another third party, to assist in calculating the present value of current estimated cash flows. This value is compared to the amortized cost to determine the credit loss portion of OTTI. The present value of the expected cash flows is calculated based on the contractual terms of the security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition.

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

In general, CDOs are callable within five to ten years of issuance with a quarterly call frequency. Due to current market conditions, the cost to refinance or issue capital at a lower rate than what is currently outstanding, and the limited history of CDOs, prepayments are difficult to predict. The model assumes that prepayments will be limited to those issuers that are acquired. A 1% annual prepayment assumption has been used in the model and is indicative of management’s belief that consolidation in the banking industry will occur over the next several years.  Additionally, commencing with a date ten years from the issuance date, the Trustee can solicit bids in an auction format for the purchase of all the outstanding collateral securities. The highest bid will be accepted that is at least equal to the sum of the outstanding liabilities at par plus accrued and unpaid interest. However, given the uncertain future of the CDO market, credit quality issues with the underlying issuers, and a depressed market value, the model assumes that a successful call auction is highly unlikely. Therefore, the model expects that the securities will extend through their full 30 year maturity.

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at June 30, 2013, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due within one year or less	$5,215	$5,257
Due after one year but within five years	19,707	19,636
Due after five years but within ten years	43,282	41,478
Due after ten years	17,003	13,432
Mortgage-backed securities	87,779	87,162
Total investment securities	$172,986	$166,965

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at June 30, 2013 and 2012:

	For the three months ended June 30,
	2013	2012
	(in thousands)
Beginning balance of cumulative credit losses on CDO securities	$(18,383)	$(18,383)
Additional credit losses for which other than temporary impairment was previously recognized	—	—
Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(18,383)

	For the six months ended June 30,
	2013	2012
	(in thousands)
Beginning balance of cumulative credit losses on CDO securities	$(18,383)	$(18,375)
Additional credit losses for which other than temporary impairment was previously recognized	—	(8)
Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(18,383)

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Commercial secured by real estate	$396,881	$388,048
Commercial term loans	23,366	19,443
Construction	2,902	1,765
Other commercial	35,590	32,748
Residential mortgage	241,104	235,921
Home equity loans and lines of credit	42,598	45,258
Other consumer loans	1,258	1,317
Loans receivable, gross	743,699	724,500
Less:
Allowance for loan losses	9,786	9,852
Deferred loan fees	192	252
Loans receivable, net	$733,721	$714,396

The following table summarizes activity related to the allowance for loan losses by category for the three months ended June 30, 2013:

	At or for the three months ended June 30, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,207	$491	$60	$848	$1,213	$214	$13	$635	$9,681
Charge-offs	(152)	—	—	(107)	(77)	—	(8)	—	(344)
Recoveries	126	—	—	4	—	—	6	—	136
Provision for loan losses	526	(52)	39	(82)	33	(14)	(2)	(135)	313
Balance at end of period	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786

Impairment evaluation
Allowance for loan losses
Individually evaluated	$187	$—	$—	$—	$51	$4	$—	$—	$242
Collectively evaluated	6,520	439	99	663	1,118	196	9	500	9,544
Total allowance for loan losses	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786
Loans
Individually evaluated	$13,759	$—	$141	$307	$3,035	$921	$—	$—	$18,163
Collectively evaluated	383,122	23,366	2,761	35,283	238,069	41,677	1,258	—	725,536
Total loans	$396,881	$23,366	$2,902	$35,590	$241,104	$42,598	$1,258	$—	$743,699

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the six months ended June 30, 2013:

	At or for the six months ended June 30, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(588)	—	—	(106)	(113)	(24)	(10)	—	(841)
Recoveries	141	—	—	6	—	1	17	—	165
Provision for loan losses	833	(18)	41	(52)	(18)	(26)	(15)	(135)	610
Balance at end of period	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786

Impairment evaluation
Allowance for loan losses
Individually evaluated	$187	$—	$—	$—	$51	$4	$—	$—	$242
Collectively evaluated	6,520	439	99	663	1,118	196	9	500	9,544
Total allowance for loan losses	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786
Loans
Individually evaluated	$13,759	$—	$141	$307	$3,035	$921	$—	$—	$18,163
Collectively evaluated	383,122	23,366	2,761	35,283	238,069	41,677	1,258	—	725,536
Total loans	$396,881	$23,366	$2,902	$35,590	$241,104	$42,598	$1,258	$—	$743,699

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

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the six months ended June 30, 2012:

	At or for the six months ended June 30, 2012
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines Of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(863)	(27)	(602)	(68)	(238)	(145)	(22)	—	(1,965)
Recoveries	121	—	—	4	—	—	15	—	140
Provision for loan losses	413	345	456	930	(87)	88	11	(315)	1,841
Balance at end of period	$7,729	$442	$598	$1,204	$1,584	$292	$20	$800	$12,669

Impairment evaluation
Allowance for loan losses
Individually evaluated	$1,516	$—	$—	$132	$38	$6	$—	$—	$1,692
Collectively evaluated	6,213	442	598	1,072	1,546	286	20	800	10,977
Total allowance for loan losses	$7,729	$442	$598	$1,204	$1,584	$292	$20	$800	$12,669
Loans
Individually evaluated	$22,945	$—	$1,131	$750	$5,853	$771	$—	$—	$31,450
Collectively evaluated	361,353	13,243	9,409	32,036	240,858	44,733	1,302	—	702,934
Total loans	$384,298	$13,243	$10,540	$32,786	$246,711	$45,504	$1,302	$—	$734,384

(1) includes commercial lines of credit

Impaired loans at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Non-accrual loans (1)	$12,992	$17,743
Loans delinquent greater than 90 days and still accruing (1)	1,120	1,626
Troubled debt restructured loans	3,611	3,538
Loans less than 90 days and still accruing	440	472
Total impaired loans	$18,163	$23,379

(1) Non-accrual loans in the table above include TDRs totaling $3.1 million at June 30, 2013 and $3.5 million at December 31, 2012. Total impaired loans do not include loans held for sale. Loans held for sale include $856,000 and $911,000 of loans that are on non-accrual status at June 30, 2013 and December 31, 2012, respectively.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$18,100	$30,055	$17,447	$29,303
Interest income recognized during impairment	$94	$166	$178	$260
Cash basis interest income recognized	$—	$118	$—	$147

At June 30, 2013, non-performing loans had a principal balance of $14.1 million compared to $19.4 million at December 31, 2012. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $1.1 million at June 30, 2013 and $1.6 million at December 31, 2012.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance FASB ASC No. 310 “Receivables”, these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	June 30, 2013			December 31, 2012
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$3,073	$2,337	$5,410	$3,112	$2,651	$5,763
Residential mortgage	—	1,274	1,274	363	887	1,250
Total TDRs	$3,073	$3,611	$6,684	$3,475	$3,538	$7,013

The following table presents new TDRs for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)			(dollars in thousands)
Commercial secured by real estate	3	$2,371	$2,359	—	$—	$—
Residential mortgage	3	1,023	1,017	—	—	—
Total	6	$3,394	$3,376	—	$—	$—

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the six months ended June 30, 2013 and during the year ended December 31, 2012:

	For the six months ended June 30, 2013
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	—	$—	—	$—	1	$54	1	$2,194	—	$—	2	$2,248
Residential mortgage	—	—	—	—	2	805	1	212	—	—	3	1,017
Total accruing TDRs	—	$—	—	$—	3	$859	2	$2,406	—	$—	5	$3,265

Non-accruing TDRs:
Commercial secured by real estate	—	$—	—	$—	1	$111	—	$—	—	$—	1	$111
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total non-accruing TDRs	—	$—	—	$—	1	$111	—	$—	—	$—	1	$111

Total TDRs:
Commercial secured by real estate	—	$—	—	$—	2	$165	1	$2,194	—	$—	3	$2,359
Residential mortgage	—	—	—	—	2	805	1	212	—	—	3	1,017
Total non-accruing TDRs	—	$—	—	$—	4	$970	2	$2,406	—	$—	6	$3,376

	Year ended December 31, 2012
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	1	$2,207	—	$—	—	$—	1	$342	—	$—	2	$2,549
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total accruing TDRs	1	$2,207	—	$—	—	$—	1	$342	—	$—	2	$2,549

Non-accruing TDRs:
Commercial secured by real estate	1	$1,064	—	$—	—	$—	—	$—	2	$460	3	$1,524
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total non-accruing TDRs	1	$1,064	—	$—	—	$—	—	$—	2	$460	3	$1,524

Total TDRs:
Commercial secured by real estate	2	$3,271	—	$—	—	$—	1	$342	2	$460	5	$4,073
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total non-accruing TDRs	2	$3,271	—	$—	—	$—	1	$342	2	$460	5	$4,073
The following table presents TDRs that defaulted within the six months ended June 30, 2013 and 2012, where the loan had been modified within twelve months:

	For the six months ended June 30, 2013		For the six months ended June 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(dollars in thousands)		(dollars in thousands)
Commercial secured by real estate	2	$449	$1	$219
Residential mortgage	—	—	—	—
Total	2	$449	$1	$219

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at June 30, 2013 and December 31, 2012 was an impairment reserve for TDRs in the amount of $113,000 and $79,000, respectively.

The following table presents impaired loans at June 30, 2013:

June 30, 2013 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,870	$3,181	$187	$2,827	$61
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	—	—	—	—	—
Residential mortgage	411	411	51	245	5
Home equity loans and lines of credit	41	41	4	7	1
Other consumer loans	—	—	—	—	—
Impaired loans with a related allowance	$3,322	$3,633	$242	$3,079	$67

Impaired loans with no related allowance
Commercial secured by real estate	$10,889	$14,550	$—	$10,493	$18
Commercial term loans	—	—	—	—	—
Construction	141	208	—	141	—
Other commercial	307	342	—	309	—
Residential mortgage	2,624	2,741	—	2,636	43
Home equity loans and lines of credit	880	948	—	789	50
Other consumer loans	—	—	—	—	—
Impaired loans with no related allowance	$14,841	$18,789	$—	$14,368	$111

Total impaired loans
Commercial secured by real estate	$13,759	$17,731	$187	$13,320	$79
Commercial term loans	—	—	—	—	—
Construction	141	208	—	141	—
Other commercial	307	342	—	309	—
Residential mortgage	3,035	3,152	51	2,881	48
Home equity loans and lines of credit	921	989	4	796	51
Other consumer loans	—	—	—	—	—
Total impaired loans	$18,163	$22,422	$242	$17,447	$178

(1)	excludes HFS non-accruing loans of $856,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2012:

December 31, 2012 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$6,281	$9,021	$550	$7,106	$149
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	116	122	57	128	—
Residential mortgage	47	47	5	47	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Impaired loans with a related allowance	$6,444	$9,190	$612	$7,281	$149

Impaired loans with no related allowance
Commercial secured by real estate	$11,171	$16,748	$—	$8,702	$3
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	399	436	—	361	—
Residential mortgage	4,383	4,754	—	3,792	72
Home equity loans and lines of credit	841	901	—	505	87
Other consumer loans	—	—	—	—	—
Impaired loans with no related allowance	$16,935	$23,047	$—	$13,500	$162

Total impaired loans
Commercial secured by real estate	$17,452	$25,769	$550	$15,808	$152
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	515	558	57	489	—
Residential mortgage	4,430	4,801	5	3,839	72
Home equity loans and lines of credit	841	901	—	505	87
Other consumer loans	—	—	—	—	—
Total impaired loans	$23,379	$32,237	$612	$20,781	$311

(1)	excludes HFS non-accruing loans of $911,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at June 30, 2013:

June 30, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$438	$—	$—	$438	$10,982	$385,461	$396,881
Commercial term loans	—	—	—	—	—	23,366	23,366
Construction	—	—	141	141	—	2,761	2,902
Other commercial	—	—	—	—	307	35,283	35,590
Residential mortgage	746	351	590	1,687	1,171	238,246	241,104
Home equity loans and lines of credit	—	118	389	507	532	41,559	42,598
Other consumer loans	—	—	—	—	—	1,258	1,258
Total	$1,184	$469	$1,120	$2,773	$12,992	$727,934	$743,699

(1)	excludes HFS non-accruing loans of $856,000.

The following table presents loans by past due status at December 31, 2012:

December 31, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$—	$517	$—	$517	$14,329	$373,202	$388,048
Commercial term loans	—	—	—	—	—	19,443	19,443
Construction	—	—	141	141	—	1,624	1,765
Other commercial	—	—	—	—	515	32,233	32,748
Residential mortgage	532	253	1,056	1,841	2,487	231,593	235,921
Home equity loans and lines of credit	87	195	429	711	412	44,135	45,258
Other consumer loans	20	24	—	44	—	1,273	1,317
Total	$639	$989	$1,626	$3,254	$17,743	$703,503	$724,500

(1)	excludes HFS non-accruing loans of $911,000.

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

Risk Rating 7.5—These are loans that share many of the characteristics of the RR 7.0 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 “Receivables” analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 7.8—These loans are impaired loans, are current and accruing, and in some cases are TDRs. They have had a FASB ASC Topic No. 310 “Receivables” analysis completed.

Risk Rating 7.9—These loans are predominately non-accrual loans that have undergone a FASB ASC Topic No. 310 “Receivables” analysis. For those that have a FASB ASC Topic No. 310 “Receivables” analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by management pending information to complete a FASB ASC Topic No. 310 “Receivables” analysis. Upon completion of the FASB ASC Topic No. 310 “Receivables” analysis reserves are adjusted or charged-off.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at June 30, 2013 and December 31, 2012 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at June 30, 2013 and December 31, 2012 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
June 30, 2013	Grades 1-5	Grade 6	Grade 7	Grade 7.5	Grade 7.8	Grade 7.9	Total
	(in thousands)
Commercial secured by real estate	$379,322	$1,295	$1,992	$513	$2,777	$10,982	$396,881
Commercial term loans	23,366	—	—	—	—	—	23,366
Construction	2,761	—	—	—	—	141	2,902
Other commercial	35,283	—	—	—	—	307	35,590
Total	$440,732	$1,295	$1,992	$513	$2,777	$11,430	$458,739

	Risk Ratings
December 31, 2012	Grades 1-5	Grade 6	Grade 7	Grade 7.5	Grade 7.8	Grade 7.9	Total
	(in thousands)
Commercial secured by real estate	$363,460	$3,845	$2,717	$574	$3,123	$14,329	$388,048
Commercial term loans	19,443	—	—	—	—	—	19,443
Construction	1,624	—	—	—	—	141	1,765
Other commercial	32,233	—	—	—	—	515	32,748
Total	$416,760	$3,845	$2,717	$574	$3,123	$14,985	$442,004

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

Commercial Business Loans. When making commercial business loans, we consider the financial statements of the borrower and guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower and guarantors, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral, if any. Commercial business loans have greater risk and typically are made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. We have generally required these loans to have debt service coverage ratio of at least 1.20, and we generally require personal guarantees.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013			Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
		(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$39,276	$—	$—	$39,082	$—
Municipal bonds	—	18,806	—	—	20,758	—
Collateralized debt obligations	—	—	4,847	—	—	4,682
Corporate bonds	—	12,080	—	—	14,241	—
CRA Qualified Investment Fund	4,794	—	—	4,991	—	—
Mortgage-backed securities	—	87,162	—	—	87,103	—
Total securities available for sale	$4,794	$157,324	$4,847	$4,991	$161,184	$4,682

The fair value of the collateralized debt obligation securities in the table above was determined by utilizing Level 3 inputs. The value was derived from a discounted cash flow model using significant unobservable inputs such as, a discount margin to calculate the present value of the cash flows, and assumptions about the underlying collateral including default rate, and prepayment speeds. At

June 30, 2013 and December 31, 2012, the discount margin used for each security ranged from 2.2% to 9.5%. The range for the default rate at June 30, 2013 was 0.75% to 1.00% compared to a default rate range of 0.25% to 2.00% at December 31, 2012. A 15.00% recovery rate and an annual prepayment speed of 1.00% were assumed for June 30, 2013 and December 31, 2012. Significant increases in any of those rates would result in a significantly lower fair value measurement.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	For the six months ended June 30,
	2013	2012
	(in thousands)
Beginning balance	$4,682	$3,584
Accretion of discount	14	26
Payments received	—	(15)
Realized gain on PreTSL VI redemption	—	22
Unrealized holding gain (loss)	151	(21)
Other-than-temporary impairment included in earnings	—	(8)

Ending balance	$4,847	$3,588

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013			Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$—	$11,187	$—	$8,389	$9,063
Commercial term loans	—	—	—	—	—	—
Construction	—	—	141	—	141	—
Other commercial	—	—	307	—	400	115
Residential mortgage	—	—	1,206	—	3,133	1,297
Home equity loans	—	—	259	—	841	—
Total impaired loans	$—	$—	$13,100	$—	$12,904	$10,475
Other real estate owned:
Commercial	$—	$—	$471	$—	$3,648	$—
Residential mortgage	—	—	136	—	3,573	—
Total other real estate owned	$—	$—	$607	$—	$7,221	$—
Loans held for sale	$—	$3,530	$—	$—	$8,795	$—
Assets held for sale	$—	$286	$—	$—	$436	$—

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. This value is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may relate to location, square footage, condition, amenities, market rate of leases, if any, as well as the timing of comparable sales. Such adjustments averaged 11% of the appraised value and typically result in a Level 3 classification of the inputs for determining fair value.  The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required.  On a quarterly basis, impaired loans are evaluated for additional impairment and adjusted accordingly.

Fair valued impaired loans with allocated allowance for loan losses at June 30, 2013, had a carrying amount of $13.1 million, which is made up of the outstanding balance of $13.2 million, net of a valuation allowance of $129,000. These balances do not include $3.3 million of impaired loans that are measured using the discounted cash flow method and are not collateral dependent.

Other real estate owned properties are recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure. Fair market value is estimated by using professional real estate appraisals, subject to similar adjustments previously mentioned and may be subsequently adjusted based upon real estate broker opinions.

As discussed above, the fair value of impaired loans and other real estate owned is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable.

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

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

		At June 30, 2013
		Fair Value Measurements
	At June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	Carrying Amount
	(in thousands)
Assets
Cash and cash equivalents	$24,886	$8,346	$16,540	$—
Interest-bearing time deposits	$10,250	$—	$10,310	$—
Loans held for sale	$3,530	$—	$3,530	$—
Loans receivable	$733,721	$—	$10,650	$735,098
FHLB Stock	$5,970	n/a	n/a	n/a
Accrued interest receivable	$3,230	$—	$669	$2,561

Liabilities
Savings deposits	$96,439	$—	$96,439	$—
Checking and money market deposits	$445,801	$95,094	$350,707	$—
Certificates of deposit	$252,842	$—	$254,045	$—
Borrowings	$103,942	$—	$107,121	$—
Accrued interest payable	$114	$—	$114	$—

		At December 31, 2012
		Fair Value Measurements
	At December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	Carrying Amount
	(in thousands)
Assets
Cash and cash equivalents	$24,228	$6,867	$17,361	$—
Interest-bearing time deposits	$9,259	$—	$9,259	$—
Loans held for sale	$8,795	$—	$8,795	$—
Loans receivable	$714,396	$—	$12,904	$725,116
FHLB Stock	$5,775	$—	n/a	$—
Accrued interest receivable	$3,091	$—	$627	$2,464
Liabilities
Savings deposits	$96,160	$—	$96,160	$—
Checking and money market deposits	$449,809	$86,266	$363,543	$—
Certificates of deposit	$238,622	$—	$238,622	$—
Borrowings	$97,965	$—	$97,965	$—
Accrued interest payable	$148	$—	$148	$—

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

Loans held for sale — The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair value is equal to the carrying value, since the time from when a loan is closed and settled is generally not more than two weeks. The fair value of loans transferred from the loan portfolio to loans held for sale is based on the amounts offered for these loans in currently pending sales transactions, outstanding commitments from investors, or current market valuation appraisals. Loans held for sale are not included in non-performing loans.

Loans — The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. The fair values of loans not impaired is estimated by discounting the estimated future cash flows using the Company’s interest rates currently offered for loans with similar terms to borrowers of similar credit quality which is not an exit price under FASB ASC Topic No. 820 “Fair Value Measurements and Disclosures”. The carrying value and fair value of loans include the allowance for loan losses.

FHLB stock — It is not practical to determine the fair value of FHLB stock due to restrictions placed on transferability.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 – OTHER REAL ESTATE OWNED

At June 30, 2013, other real estate owned (OREO) totaled $7.4 million and consisted of twenty-nine residential properties and fourteen commercial properties. At December 31, 2012, OREO totaled $7.2 million and consisted of thirty-five residential and thirteen commercial properties.

For the three months ended June 30, 2013, the Company sold three commercial OREO properties and seven residential OREO properties with an aggregate carrying value totaling $1.1 million. The Company recorded net gains on the sale of OREO of $19,000 in the second quarter of 2013 compared to net losses of $338,000 recorded in the second quarter of 2012. For the six months ended June 30, 2013, the Company sold five commercial OREO properties and ten residential OREO properties with an aggregate carrying value totaling $3.7 million. For the six months ended June 30, 2013, the Company recorded net gains on the sale of OREO of $40,000 compared to net losses of $301,000 for the six months ended June 30, 2012. During the current quarter, the Company added three commercial properties and four residential properties to OREO with an aggregate carrying value of $2.3 million.

Net expenses applicable to OREO were $126,000 for the three month period ending June 30, 2013, which included OREO valuation write-downs of $8,000, taxes and insurance totaling $75,000, net gains on the sale of OREO of $19,000 and $62,000 of miscellaneous expenses, net of OREO rental income. For the three months ended June 30, 2012, net expenses applicable to OREO of $819,000 included OREO valuation write-downs totaling $318,000, taxes and insurance totaling $130,000, net losses on the sale of OREO of $338,000 and $33,000 of miscellaneous expenses, net of rental income. For the six months ended June 30, 2013, net expenses applicable to OREO of $412,000 included OREO valuation write-downs of $170,000, taxes and insurance totaling $160,000, $122,000 of miscellaneous expenses, net of rental income, and net gains on the sale of OREO of $40,000. For the six months ended June 30, 2012, net expenses applicable to OREO of $1.0 million included OREO valuation write-downs of $412,000, taxes and insurance totaling $230,000, net losses on the sale of OREO of $301,000, and $76,000 of miscellaneous expenses, net of rental income.

As of the date of this filing, the Company has agreements of sale for eighteen OREO properties, including thirteen residential building lots, with an aggregate carrying value totaling $1.8 million, although there can be no assurance that these sales will be completed.   In addition, from June 30, 2013 until the date of this filing, the Company has sold four residential OREO properties with a carrying value of $296,000.  No gains or losses were recorded by the Company related to these third quarter 2013 sales.

NOTE 7 – DEPOSITS

Deposits are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Savings accounts	$96,439	$96,160
Interest-bearing checking and money market deposits	350,707	363,543
Non-interest bearing checking	95,094	86,266
Certificates of deposit of less than $100,000	124,585	129,709
Certificates of deposit of $100,000 or more	128,257	108,913
	$795,082	$784,591

NOTE 8 – BORROWINGS

The Bank’s FHLB borrowings totaled $94.0 million and $88.0 million at June 30, 2013 and December 31, 2012, respectively, and repurchase agreements totaled $9.9 million for both periods.

NOTE 9 – INCOME TAXES

For the three months ended June 30, 2013, the Company recorded a net tax expense of $1.0 million compared to a net tax expense of $477,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company recorded a net tax expense of $2.0 million compared to a net tax expense of $1.3 million for the six months ended June 30, 2012. As of June 30, 2013, the balance of the deferred tax valuation allowance was approximately $1.9 million, which represented the expected expiration of the deferred tax asset related to the contribution to establish the CapeBank Charitable Foundation. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

	For the three months ended June 30,		For the six months ended June 30,
Income taxes	2013	2012	2013	2012
	(in thousands)
Pre-tax income	$2,586	$1,502	$5,070	$3,824
Income tax expense (benefit)	$1,006	$477	$1,975	$1,261

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

During the first six months of 2013, the Company issued 10,000 incentive stock options to certain employees at a grant price of $8.93 per share. During the first six months of 2012, the Company issued 10,000 incentive stock options to certain employees at a grant price of $8.43 per share.

Stock option activity for the six months ended June 30, 2013 and 2012 was as follows:

	For the six months ended June 30,
	2013			2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1	711,290	$7.54		833,010	$7.54
Granted	10,000	$8.93		10,000	$8.43
Forfeited	(10,000)	$8.90		(108,360)	$7.28
Exercised	(8,000)	$7.28		—	$—
Outstanding at June 30	703,290	$7.64	7.2 years	734,650	$7.59	8.0 years
Exercisable at June 30	369,316	$7.40	7.0 years	251,258	$7.28	8.0 years
Aggregate Intrinsic Value at June 30	$774,595			$259,032

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

The following table presents the weighted average per share fair value of options granted during the periods presented, and the assumptions used based on the Black-Sholes option pricing methodology:

	June 30,
Assumption	2013	2012
Expected average risk-free interest rate	1.20%	1.44%
Expected average life (in years)	6.5	6.5
Expected volatility	40.27%	41.19%
Expected dividend yield	2.24%	0.00%
Weighted average per share fair value	$2.87	$3.61

Restricted stock activity for the six months ended June 30, 2013 and 2012 was as follows:

	For the six months ended June 30,
	2013		2012
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	4,950	$7.68	8,800	$7.68
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	—	$—	(1,100)	$—
Outstanding at June 30	4,950	$7.68	7,700	$7.68

At June 30, 2013, unrecognized compensation costs on unvested stock options and restricted stock awards was $1.1 million which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three and six months ended June 30, 2013 and 2012 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$117	$5	$238	$137
Restricted common stock	4	1	7	5
Total compensation expense	121	6	245	142
Tax benefit	3	—	5	3
Net income effect	$118	$6	$240	$139

As of June 30, 2013, 878,600 options were issued and 594,882 options were available for issuance. As of June 30, 2013, based on the option agreements, there were 369,316 incentive stock options exercisable.

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

As of June 30, 2013, options to purchase 703,290 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of June 30, 2012, options to purchase 734,650 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 7,700 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share.

The following is the calculation of basic earnings per share for the three and six months ended June 30, 2013 and 2012.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except share data)		(in thousands, except share data)
Net income	$1,580	$1,025	$3,095	$2,563

Basic weighted average shares outstanding	12,287,513	12,426,617	12,390,837	12,421,292
Basic earnings per share	$0.13	$0.08	$0.25	$0.21
Diluted weighted average shares outstanding	12,321,791	12,428,458	12,425,116	12,423,049
Diluted earnings per share	$0.13	$0.08	$0.25	$0.21

NOTE 12 – SALE OF BANK ASSETS

On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, NJ. The sale was consummated on May 31, 2011. The selling price of the properties was $7.2 million dollars with net cash proceeds of $6.8 million received at time of sale. The Bank entered into six separate lease agreements, each for a discrete portion of the original complex with initial three year terms, all ending in 2014. The net book value of the property at the time of closing was $3.8 million, resulting in a gain of $3.4 million. This gain is being recognized under the full accrual method and as an operating lease in accordance with FASB ASC Topic No. 840-40 “Sale Leaseback Transactions” which permits $1.8 million of the gain to be recognized at the time of sale and the remaining portion of the gain, $1.6 million, to be recognized evenly over the initial three-year lease period.

During the second quarter of 2012, the Bank vacated portions of their leased premises. In accordance with FASB ASC Topic No. 840-40 “Sale Leaseback Transactions”, the Bank recognized an additional portion of the deferred gain in the amount of $425,000. At June 30, 2013, the remaining balance of the deferred gain to be recognized totaled $297,000.

NOTE 13 – REGULATORY MATTERS

As of June 30, 2013, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank’s capital ratios at June 30, 2013 were as follows: Tier I risk based capital 13.72%; Total risk based capital 14.97%; Tier I leverage ratio 10.12%.

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax for the three months ended June 30, 2013 and 2012:

	Balance at 3/31/13	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income Three Months ended 06/30/13	Balance at 06/30/13
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,286)	$(2,330)	$—	$(2,330)	$(3,616)
Accumulated other comprehensive income (loss) net of tax	$(1,286)	$(2,330)	$—	$(2,330)	$(3,616)

	Balance at 3/31/12	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income Three Months ended 06/30/12	Balance at 06/30/12
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(783)	$(41)	$(465)	$(506)	$(1,289)
Accumulated other comprehensive income (loss) net of tax	$(783)	$(41)	$(465)	$(506)	$(1,289)
The following represents the reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$—	$774	Gain (loss) on sale of investment securities, net
OTTI realized	—	—	Net-other-than-temporary impairment losses
Income tax expense	—	(309)	Income taxes
Total reclassifications net of tax	$—	$465

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax for the six months ended June 30, 2013 and 2012:

	Balance at 12/31/12	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income Six Months ended 06/30/13	Balance at 06/30/13
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(679)	$(2,763)	$(174)	$(2,937)	$(3,616)
Accumulated other comprehensive income (loss) net of tax	$(679)	$(2,763)	$(174)	$(2,937)	$(3,616)

	Balance at 12/31/11	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income Six Months ended 06/30/12	Balance at 06/30/12
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(942)	$226	$(573)	$(347)	$(1,289)
Accumulated other comprehensive income (loss) net of tax	$(942)	$226	$(573)	$(347)	$(1,289)

The following represents the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$290	$962	Gain (loss) on sale of investment securities, net
OTTI realized	—	(8)	Net-other-than-temporary impairment losses
Income tax expense	(116)	(381)	Income taxes
Total reclassifications net of tax	$174	$573

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

The merger of Cape Bank and Boardwalk Bank on January 31, 2008 resulted in a well-capitalized community oriented bank with a significant commercial loan presence. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. At the time of this merger, the United States was in the early stages of what has become one of the most severe recessions in its history. Interest rates have subsequently dropped to historically low levels; the national unemployment rate increased to above 9.0% and has remained at elevated levels for an extended period of time. The federal government provided direct financial assistance to major corporations as well as provided significant liquidity to the financial markets.

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, our 13 branch offices located in Atlantic and Cape May Counties, New Jersey and our market development offices (“MDOs”). We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit and construction loans. Our retail and business banking deposit products include checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months and savings accounts.

At June 30, 2013, the Company had total assets of $1.050 billion compared to $1.041 billion at December 31, 2012. For the three months ended June 30, 2013 and 2012, the Company had total revenues (interest income plus non-interest income) of $11.7 million and $13.6 million, respectively. Net income for the three months ended June 30, 2013 totaled $1.6 million, or $0.13 per common and fully diluted share, compared to net income of $1.0 million, or $0.08 per share, for the three months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, the Company had total revenues of $23.5 million and $26.5 million, respectively. Net income for the six months ended June 30, 2013 totaled $3.1 million, or $0.25 per common and fully diluted share, compared to net income of $2.6 million, or $0.21 per share, for the six months ended June 30, 2012.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs located in Burlington County, New Jersey and in Radnor, Pennsylvania, servicing the five county Philadelphia market area. The Mercer County, New Jersey MDO was closed during the second quarter of 2013. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The continued economic weakness in the local and national economies during 2012 and through the second quarter of 2013 has affected our level of non-performing assets and loan foreclosure activity. However, we have made progress in improving our credit quality ratios. Non-performing loans as a percentage of total gross loans decreased to 1.90% at June 30, 2013 from 2.67% at December 31, 2012. The Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at June 30, 2013 was 25%, an improvement from 30% at December 31, 2012.  Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 2.09% at June 30, 2013 from 2.67% at December 31, 2012. For the periods ended, and as of June 30, 2013 and December 31, 2012, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total loans decreased to 1.32% at June 30, 2013, from 1.36% at December 31, 2012, while the ratio of our allowance for loan losses to non-performing loans increased to 69.34% at June 30, 2013 from 50.86% at December 31, 2012. For the three months ended June 30, 2013, loan charge-offs totaled $344,000 compared to loan charge-offs of $962,000 for the three months ended June 30, 2012. Of the $344,000 of loan charge-offs during the second quarter of 2013, none of these were fully reserved for as of December 31, 2012. Our total loan portfolio increased from $724.2 million at December 31, 2012 to $743.5 million at June 30, 2013. Commercial loans increased $15.7 million, net of $3.0 million of commercial loans transferred to OREO and $694,000 of charge-offs during the first six months, and residential mortgage loans increased $6.3 million, while consumer loans declined $2.7 million. At June 30, 2013, 90.8% of our loan portfolio was secured by real estate and 61.4% of our portfolio was commercial related loans. The increase in mortgage loans resulted from the Bank retaining a larger portion of mortgage loans originated during the first six months in the portfolio. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $10.5 million from $784.6 million at December 31, 2012 to $795.1 million at June 30, 2013 primarily resulting from an increase in certificates of deposit of $14.2 million, of which $18.2 million was attributable to an increase in brokered certificates of deposit.  Interest-bearing checking accounts decreased $12.8 million while non-interest bearing checking accounts increased $8.8 million and savings accounts increased $279,000.  We also maintain an investment portfolio.

Our principal business is generating both commercial and retail loans in the communities surrounding our offices and MDOs and using the deposits we acquire from the same market areas as a primary funding source. We offer personal and business checking, savings and money market accounts, commercial mortgage loans, residential mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At June 30, 2013, our market area primarily included the area surrounding our 14 offices located in Cape May and Atlantic Counties, New Jersey and our MDOs located in Burlington County, New Jersey and Radnor, Pennsylvania. Additionally, on-line account opening is available for the following consumer deposit products: checking, savings, money market deposit and certificates of deposit and we offer an on-line mortgage application service.

2013 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 12.7% and 11.7% respectively, as of May 2013 compared to 12.4% and 11.9%, respectively, as of May 2012. Traditionally, unemployment rates are favorably influenced by the summer season. Median sale prices of single-family homes sold during the first quarter of 2013 decreased compared to the same period in 2012 in both Atlantic and Cape May Counties. The median sale prices decreased by 5.7% and 6.1%, in Atlantic and Cape May Counties, respectively, while the number of homes sold decreased 4.6% and 1.7% in Atlantic and Cape May Counties. The number of residential building permits issued increased in 2013 in Cape May County compared to the first quarter of 2012 while the number of residential building permits issued in Atlantic County declined during the same period.

During 2012, and through the second quarter of 2013, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the Bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2013 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed in expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they go through the work-out process.

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

Continue efforts to effectively manage the Company’s capital:

Despite the Company’s problems with credit since the recession, we were able to maintain a strong capital position. With troubled assets posing a reduced concern, the Company reassessed its capital position and determined that a more active management of its capital was warranted. In the fourth quarter of 2012, the Company paid its first cash dividend of $0.05 per common share. In addition, in February 2013 and May 2013, the Company declared a $0.05 per common share cash dividends.  Those dividends were paid on March 22, 2013 and June 6, 2013 to shareholders of record on March 8, 2013 and May 22, 2013, respectively.  And, on July 15, 2013, the Board of Directors of the Company declared a $0.05 per common share cash dividend to shareholders of record as of July 29, 2013, payable on August 12, 2013.  Also, on April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares.  The stock repurchase was completed on July 16, 2013. On July 19, 2013, the Company announced that the Board of Directors authorized a second stock repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares.

Build core earnings:

During the economic downturn, Bank values were often a reflection of the perceived adequacy of equity often through the metric of tangible book value. Uncertainty with the economy in general, and with credit in particular, made capital a handy heuristic to gauge the soundness of a Bank. These macro-economic concerns have been receding as more financial institutions appear to have improved their financial position. As a result, valuations have begun to focus on earnings as a driver of value. In particular, it appears that core earnings are becoming an increasingly important metric.

Management recognizes this development and has made growth in core earnings an integral part of the Company’s 2013 Strategic Plan.

Continue efforts to reduce non-performing assets:

Management was able to reduce the level of non-performing assets during 2012 and through the second quarter of 2013 and believes that continued efforts to reduce them further will provide value to the Company’s shareholders. Several of the larger troubled credits have moved to OREO as the Bank attempts to move these properties off of the Company’s balance sheet promptly. Management will continue to focus on improving the level of non-performing assets for the remainder of 2013.

Complete the transition to a new core processing provider and broaden digital delivery:

The contract with the Bank’s core processor ends in October 2013. Throughout 2012, the Bank conducted a review of processors and systems features, and in late 2012 signed a contract with FISERV. Work has begun on orchestrating a smooth transition to this new system and we expect completion in the month of October 2013. As consumers increasingly embrace digital channels, we focused our due diligence on systems that will further digital delivery of consumer services.

Increase net income through growth in our loan portfolio:

Net interest income will benefit if we are successful in increasing earning assets through growth in the loan portfolio. Early signs of activity are positive but with a fragile recovery, exogenous factors could undermine our efforts.

The net interest margin increased to 3.76% for the six months ended June 30, 2013, an increase of 3 basis points from the six months ended June 30, 2012. The increase of 3 basis points was the result of the cost of funds on interest-bearing liabilities declining 43 basis points while the yield on interest-earning assets declined 36 basis points.

The impact of changes in interest rates on the Bank’s net interest income is discussed in more detail in Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

At June 30, 2013, the Company’s total assets were $1.050 billion, an increase of $9.7 million, or 0.94%, from the December 31, 2012 level of $1.041 billion.

Cash and cash equivalents increased $658,000, or 2.72%, to $24.9 million at June 30, 2013 from $24.2 million at December 31, 2012.

Interest-bearing time deposits increased $991,000, or 10.70%, from $9.3 million at December 31, 2012 to $10.3 million at June 30, 2013. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans increased to $743.5 million at June 30, 2013 from $724.2 million at December 31, 2012, an increase of $19.3 million or 2.66%. Net loans increased $19.3 million, net of a decrease in the allowance for loan losses of $66,000, primarily resulting from increases in commercial loans of $15.7 million and increases in mortgage loans totaling $6.3 million partially offset by a decline in consumer loans of $2.7 million. Delinquent loans decreased $2.5 million to $13.5 million, or 1.81% of total gross loans, at June 30, 2013 from $16.0 million, or 2.20% of total gross loans at December 31, 2012. Total delinquent loans by portfolio at June 30, 2013 were $9.1 million of commercial mortgage and $307,000 commercial business loans, $2.9 million of residential mortgage loans, $1.0 million of consumer loans and $141,000 of construction loans. At June 30, 2013, delinquent loan balances by number of days delinquent were: 31 to 59 days – $1.3 million; 60 to 89 days – $654,000; and 90 days and greater – $11.5 million.

At June 30, 2013, the Company had $14.1 million in non-performing loans, or 1.90% of total gross loans, a decrease of $5.3 million from $19.4 million, or 2.67% of total gross loans at December 31, 2012. Non-performing loans do not include loans held for sale. Loans held for sale include $856,000 of loans that are on non-accrual status. At June 30, 2013, non-performing loans by loan portfolio category were as follows: $11.3 million of commercial loans, $1.9 million of residential mortgage loans, and $921,000 of consumer loans. Of these stated delinquencies, the Company had $1.1 million of loans that were 90 days or more delinquent and still accruing (10 residential mortgage loans for $731,000 and 8 consumer loans totaling $389,000). These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At June 30, 2013, commercial non-performing loans had collateral type concentrations of $4.7 million (13 loans or 42%) secured by retail stores, $1.4 million (8 loans or 12%) secured by residential related commercial loans, $1.4 million (2 loans or 13%) secured by restaurant properties, $1.3 million (8 loans or 12%) secured by commercial buildings and equipment, $1.2 million (1 loan or 10%) secured by marina/recreational properties, $1.1 million (3 loans or 10%) secured by hotels and B&B’s and $172,000 (1 loan or 1%) secured by land and building lots. The three largest commercial non-performing loan relationships are $1.8 million, $1.3 million, and $1.2 million.

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

Total investment securities decreased $3.9 million, or 2.3%, to $167.0 million at June 30, 2013 from $170.9 million at December 31, 2012. At June 30, 2013 and December 31, 2012 all of the Company’s investment securities were classified as available-for-sale (AFS). The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the six months ended June 30, 2012 and recorded an $8,000 charge to earnings related to the credit loss portion of impairment. There was no OTTI for the six months ended June 30, 2013.

Other real estate owned (“OREO”) increased $177,000 from $7.2 million at December 31, 2012 to $7.4 million at June 30, 2013, and consisted at June 30, 2013 of fourteen commercial properties and twenty-nine residential properties (including twenty-two building lots). During the quarter ended June 30, 2013, the Company added three commercial properties and four residential properties to OREO with an aggregate carrying value of $1.1 million. In addition, three commercial OREO properties and seven residential OREO properties with aggregate carrying values totaling $1.1 million were sold during the quarter ended June 30, 2013 with recognized net gains of $19,000.  As of the date of this filing, the Company has agreements of sale for nineteen OREO properties, including fourteen residential building lots, with an aggregate carrying value totaling $1.9 million, although there can be no assurance that these sales will be completed.

Total deposits increased $10.5 million, or 1.34% from $784.6 million at December 31, 2012 to $795.1 million at June 30, 2013 primarily resulting from an increase in certificates of deposit of $14.2 million, of which $18.2 million was attributable to an increase in brokered certificates of deposit.  Certificates of deposit totaled $252.8 million at June 30, 2013 compared to $238.6 million at December 31, 2012. Non-interest bearing deposits increased $8.8 million, or 10.23%, from $86.3 million at December 31, 2012 to $95.1 million at June 30, 2013. Interest-bearing checking accounts decreased $12.8 million, or 3.53% to $350.7 million at June 30, 2013 from $363.5 million at December 31, 2012.  Savings accounts increased $279,000 to $96.4 million at June 30, 2013 from $96.2 million at December 31, 2012.

Borrowings increased $6.0 million from $97.9 million at December 31, 2012 to $103.9 million at June 30, 2013.

Cape Bancorp’s total equity decreased $5.2 million, or 3.45%, to $145.6 million at June 30, 2013 from $150.8 million at December 31, 2012, which primarily resulted from a $4.5 million decrease related to the previously mentioned stock repurchase program, an increase in the accumulated other comprehensive loss, partially offset by a net increase of $1.8 million (earnings less dividends declared).  At June 30, 2013, stockholders’ equity totaled $145.6 million, or 13.86% of period-end assets and tangible equity totaled $122.8 million, or 11.95% of period-end tangible assets. At June 30, 2013, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Tier I Risk-Based Capital and Total Risk-Based Capital were 10.12%, 13.72% and 14.97%, respectively, all of which exceed well capitalized status.

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

	For the three months ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$24,000	$25	0.42%	$16,598	$30	0.73%
Investments	178,021	937	2.11%	189,611	1,154	2.43%
Loans	735,365	9,131	4.98%	734,586	9,751	5.34%
Total interest-earning assets	937,386	10,093	4.32%	940,795	10,935	4.67%
Noninterest-earning assets	108,358			126,259
Allowance for loan losses	(9,715)			(12,322)
Total assets	$1,036,029			$1,054,732
Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$200,878	$115	0.23%	$157,204	150	0.38%
Savings accounts	97,309	16	0.07%	91,414	44	0.19%
Money market accounts	162,513	66	0.16%	165,663	183	0.44%
Certificates of deposit	234,356	590	1.01%	270,663	792	1.18%
Borrowings	96,817	555	2.30%	135,139	1,052	3.13%
Total interest-bearing liabilities	791,873	1,342	0.68%	820,083	2,221	1.09%
Noninterest-bearing deposits	85,213			79,740
Other liabilities	8,951			6,513
Total liabilities	886,037			906,336
Stockholders’ equity	149,992			148,396
Total liabilities & stockholders’ equity	$1,036,029			$1,054,732
Net interest income		$8,751			$8,714
Net interest spread			3.64%			3.58%
Net interest margin			3.74%			3.73%
Net interest income and margin (tax equivalent basis) (1)		$8,818	3.77%		$8,805	3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.38%			114.72%

(1)

In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $67,000 and $91,000 for the three month period ended June 30, 2013 and 2012, respectively. The average yield on investments increased to 2.25% from 2.11% for the three month period ended June 30, 2013 and increased to 2.63% from 2.43% for the three month period ended June 30, 2012.

	For the six months ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$24,815	$54	0.44%	$18,055	$70	0.78%
Investments	176,886	1,940	2.19%	193,121	2,486	2.57%
Loans	730,898	18,207	5.02%	733,002	19,668	5.40%
Total interest-earning assets	932,599	20,201	4.37%	944,178	22,224	4.73%
Noninterest-earning assets	109,266			126,098
Allowance for loan losses	(9,830)			(12,624)
Total assets	$1,032,035			$1,057,652
Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$195,497	$235	0.24%	$159,477	303	0.38%
Savings accounts	96,402	32	0.07%	89,938	88	0.20%
Money market accounts	168,221	155	0.19%	165,046	368	0.45%
Certificates of deposit	232,732	1,204	1.04%	272,939	1,698	1.25%
Borrowings	96,090	1,165	2.44%	138,429	2,233	3.24%
Total interest-bearing liabilities	788,942	2,791	0.71%	825,829	4,690	1.14%
Noninterest-bearing deposits	83,069			77,837
Other liabilities	9,265			6,195
Total liabilities	881,276			909,861
Stockholders’ equity	150,759			147,791
Total liabilities & stockholders’ equity	$1,032,035			$1,057,652
Net interest income		$17,410			$17,534
Net interest spread			3.66%			3.59%
Net interest margin			3.76%			3.73%
Net interest income and margin (tax equivalent basis) (1)		$17,550	3.79%		$17,726	3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.21%			114.33%

(1)

In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $140,000 and $192,000 for the six month period ended June 30, 2013 and 2012, respectively. The average yield on investments increased to 2.35% from 2.19% for the six month period ended June 30, 2013 and increased to 2.77% from 2.57% for the six month period ended June 30, 2012.

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

	For the three months ended June 30, 2013 compared to June 30, 2012
	Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change
		(in thousands)
Interest-Earning Assets
Interest-earning deposits	$11	$(16)	$(5)
Investments	(72)	(145)	(217)
Loans	10	(630)	(620)
Total interest income	(51)	(791)	(842)
Interest-Bearing Liabilities
Interest-bearing demand accounts	35	(70)	(35)
Savings accounts	3	(31)	(28)
Money market accounts	(3)	(114)	(117)
Certificates of deposit	(98)	(104)	(202)
Borrowings	(257)	(240)	(497)
Total interest expense	(320)	(559)	(879)
Total net interest income	$269	$(232)	$37

	For the six months ended June 30, 2013 compared to June 30, 2012
	Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change
		(in thousands)
Interest-Earning Assets
Interest-earning deposits	$21	$(37)	$(16)
Investments	(208)	(338)	(546)
Loans	(58)	(1,403)	(1,461)
Total interest income	(245)	(1,778)	(2,023)
Interest-Bearing Liabilities
Interest-bearing demand accounts	58	(126)	(68)
Savings accounts	6	(62)	(56)
Money market accounts	7	(220)	(213)
Certificates of deposit	(232)	(262)	(494)
Borrowings	(591)	(477)	(1,068)
Total interest expense	(752)	(1,147)	(1,899)
Total net interest income	$507	$(631)	$(124)

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

General. Net income for the three months ended June 30, 2013 was $1.5 million, or $0.13 per common and fully diluted share, compared to net income of $1.0 million, or $0.08 per common and fully diluted share for the three months ended June 30, 2012. The loan loss provision for the second quarter of 2013 totaled $313,000 compared to $1.2 million for the second quarter ended June 30, 2012. Net gains on the sales of loans totaled $313,000 for the three months ended June 30, 2013 compared to $90,000 for the same period in 2012 as the Company sold 60% of the residential mortgages originated in the second quarter of 2013 compared to 55% in the same period last year. The second quarter of 2012 included net gains on sales of investment securities of $774,000. There were no net securities gains or losses in the second quarter of 2013. The second quarter of 2012 included an additional gain on the sale of bank premises of $425,000 resulting from the vacating of leased space in the second quarter of 2012. Loan related expenses (real estate taxes, insurance, legal and other) totaled $393,000 for the second quarter ended June 30, 2013 compared to $506,000 for the same period in 2012. Net interest income increased $37,000 in the second quarter of 2013 compared to the second quarter of 2012. The net interest margin increased 1 basis point from 3.73% for the quarter ended June 30, 2012 to 3.74% for the quarter ended June 30, 2013.

For the six months ended June 30, 2013 net income was $3.1 million, or $0.25 per common and fully diluted share. This compares to net income of $2.6 million, or $0.21 per common and fully diluted share for the six months ended June 30, 2012. The loan loss provision totaled $610,000 for the six months ended June 30, 2013 compared to $1.8 million for the six months ended June 30, 2012. Net gains on the sale of loans totaled $583,000 for the six months ended June 30, 2013 compared to net gains of $173,000 for the same period in 2012 as the Company sold 58% of the residential mortgages originated during the six months ended June 30, 2013 compared to 50% in the same period last year. Net gains on the sales of investment securities totaled $290,000 for the six months ended June 30, 2013 compared to $962,000 in net securities gains for the six months ended June 30, 2012. Included in other income for the six months ended June 30, 2013 is an $83,000 write-down on an asset held for sale. An additional gain on the sale of bank premises totaling $425,000 was recognized in the six month period ending June 30, 2012 as a result of vacating leased space in the second quarter. OREO rental income totaled $27,000 for the six months ended June 30, 2013 compared to $168,000 for the same six month period in 2012. OREO expenses were $479,000 for the six months ended June 30, 2012 compared to $886,000 for the six months ended June 30, 2012. Included in these expenses were OREO write-downs totaling $170,000 for the six months ended June 30, 2013 compared to $412,000 for the six months ended June 30, 2012. Loan related expenses were $734,000 for the six months ended June 30, 2013 compared to $1.2 million for the same period in 2012. Other operating expenses for the six months ended June 30, 2012 included the previously reported $921,000 penalty on the prepayment of fixed rate term borrowings.

Interest Income. Interest income decreased $842,000, or 7.70%, to $10.1 million for the three months ended June 30, 2013, from $10.9 million for the three months ended June 30, 2012. The decrease consists of a $620,000 decrease in interest income on loans and a $222,000 decrease in interest income on investment securities. Average loan balances for the three month period ended June 30, 2013 increased $779,000, or 0.11%, to $735.4 million from $734.6 million for the three month period ended June 30, 2012. The average yield of the loan portfolio decreased 36 basis points to 4.98% for the three months ended June 30, 2013 from 5.34% for the three months ended June 30, 2012, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income.

The average balance of the investment portfolio decreased $11.6 million, or 6.11%, to $178.0 million for the three month period ended June 30, 2013 from $189.6 million for the three month period ended June 30, 2012. The decrease in the investment portfolio is primarily a result of investment security sales. A portion of those proceeds was used by the Company to restructure the balance sheet in June 2012 as $20.0 million in FHLB fixed rate term borrowings were extinguished. The average yield on the investment portfolio decreased 32 basis points to 2.11% for the three months ended June 30, 2013 from 2.43% for the three months ended June 30, 2012. The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates.

For the six months ended June 30, 2013, interest income totaled $20.2 million, a decrease of $2.0 million, or 9.1%, from the six months ended June 30, 2012 total of $22.2 million. The decrease consists of a $1.5 million decrease related to interest income on loans and a decrease of $562,000 in interest income on investment securities. Average loan balances for the six month period ended June 30, 2013 declined $2.1 million, or 0.29%, to $730.9 million from $733.0 million for the six month period ended June 30, 2012. The average balance of the investment portfolio decreased $16.2 million, or 8.4%, to $176.9 million for the six month period ended June 30, 2013 from $193.1 million for the six month period ended June 30, 2012.

Interest Expense. Interest expense decreased $879,000, or 39.58%, to $1.3 million for the three months ended June 30, 2013, from $2.2 million for the three months ended June 30, 2012. The decrease resulted primarily from lower interest rates being paid on deposits and a shift in deposit funding from higher costing certificates of deposit to lower costing core deposits like interest-bearing demand accounts, savings accounts and money market accounts. In addition, $20.0 million of fixed rate term advances with an average rate of 3.56% matured during the first quarter of 2012 and were replaced with less costly FHLB overnight advances which have not had an interest rate that has exceeded 0.46% since the end of the first quarter of 2012. The average rate paid on certificates of deposit decreased 17 basis points to 1.01% for the three months ended June 30, 2013 from 1.18% for the three months ended June 30, 2012 while the average balance of certificates of deposit decreased $36.3 million, or 13.41%, to $234.4 million from $270.7 million for the same period resulting in a combined interest expense savings of $202,000.

The average balance of borrowings declined $38.3 million, or 28.36%, to $96.8 million for the three months ended June 30, 2013 from $135.1 million for the three months ended June 30, 2012, and the average cost of borrowings declined 83 basis points from 3.13% for the three months ended June 30, 2012 to 2.30% for the three months ended June 30, 2013 resulting in a combined interest expense savings of $497,000. The decline in the average balance and the interest rate paid on borrowings is a direct result of the Company extinguishing $20.0 million of fixed rate term FHLB borrowings in June 2012 and the continued restructuring of $54.0 million in borrowings in August 2012.

For the six months ended June 30, 2013, interest expense decreased $1.9 million, or 40.49%, to $2.8 million from $4.7 million for the six months ended June 30, 2012, resulting from interest expense reductions of $494,000 on certificates of deposit, $1.1 million on borrowings and $213,000 on money market accounts. Interest rates paid on certificates of deposit declined to 1.04% for the six months ended June 30, 2013 from 1.25% for the six months ended June 30, 2012. The average balance for certificates of deposit declined $40.2 million to $232.7 million for the six months ended June 30, 2013 from $272.9 million for the six months ended

June 30, 2012. The cost of borrowings declined 80 basis points to 2.44% for the six months ended June 30, 2013 from 3.24% for the six months ended June 30, 2012. Average borrowings declined $42.3 million to $96.1 million for the six months ended June 30, 2013 from $138.4 million for the six months ended June 30, 2012.

Net Interest Income. Net interest income increased $37,000, or 0.42%, to $8.751 million for the three months ended June 30, 2013, from $8.714 million for the three months ended June 30, 2012. The net interest margin increased 1 basis point to 3.74% for the three months ended June 30, 2013 from 3.73% for the three months ended June 30, 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.38% for the three months ended June 30, 2013, from 114.72% for the three months ended June 30, 2012. For the six months ended June 30, 2013, net interest income declined $124,000 to $17.4 million from $17.5 million for the six months ended June 30, 2012. The net interest margin increased 3 basis points to 3.76% for the six months ended June 30, 2013 from 3.73% for the six months ended June 30, 2012. For the six months ended June 30, 2013, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.21% from 114.33% for the six months ended June 30, 2012.

Provision for Loan Losses. In accordance with FASB ASC Topic No. 450 “Contingencies”, we establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, external factors such as competition and regulatory, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans.

The amount of the allowance is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.

We recorded a provision for loan losses of $313,000 for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012. Loan charge-offs for the second quarter of 2013 totaled $344,000 compared to $962,000 for the second quarter of 2012. For the six months ended June 30, 2013, the provision for loan losses totaled $610,000 compared to $1.8 million for the six months ended June 30, 2012. Loan charge-offs totaled $841,000 for the six months ended June 30, 2013 compared to $2.0 million for the six months ended June 30, 2012. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 69.34% at June 30, 2013, from 50.86% at December 31, 2012. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.06%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 3.18%. Loan loss recoveries for the three months ended June 30, 2013 were $136,000 compared to $102,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, loan loss recoveries totaled $165,000 compared to loan loss recoveries of $140,000 for the six months ended June 30, 2012.

The allowance for loan losses decreased $66,000, or 0.67%, to $9.786 million at June 30, 2013, from $9.852 million at December 31, 2012. The ratio of our allowance for loan losses to total loans decreased to 1.32% at June 30, 2013 from 1.36% of total loans at December 31, 2012. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at June 30, 2013 was an impairment reserve for TDRs in the amount of $113,000 compared to $79,000 at December 31, 2012.

Non-Interest Income. Non-interest income totaled $1.6 million for the three months ended June 30, 2013 compared to $2.6 million for the three months ended June 30, 2012. Net gains on the sales of loans totaled $313,000 for the three months ended June 30, 2013 compared to $90,000 for the same period in 2012 as the Company sold 60% of the residential mortgages originated in the second quarter of 2013 compared to 55% in the same period last year.  There were no net securities gains or losses for the three months ended June 30, 2013 compared to net gains of $774,000 for the same period in 2012.in the second quarter of 2013. The second quarter and six month period of 2012 included an additional gain on the sale of bank premises of $425,000 and there were no gains or losses for the same periods ended in 2013. The additional gain resulted from the vacating of leased space in the second quarter of 2012. Also, the three and six month period ended June 30, 2012 included a gain of $325,000 on the sale of the Company’s merchant card business.  For the six months ended June 30, 2013, non-interest income totaled $3.3 million compared to $4.2 million for the six months ended June 30, 2012.  Net gains on the sale of loans totaled $583,000 and $173,000 for the six months ended June 30, 2013 and 2012, respectively.  Gains on the sale of investment securities totaled $290,000 for the six months ended June 30, 2013 and $962,000 for the six months ended June 30, 2012.

Non-Interest Expense. Non-interest expense decreased $1.2 million, or 14.05%, to $7.5 million for the three months ended June 30, 2013 from $8.7 million for the three months ended June 30, 2012. Increases in employment costs of $706,000 (salaries, hospitalization costs and incentive based compensation expense) were partially offset by a reduction in loan related expenses of $113,000 and deposit insurance premiums of $173,000. The three and six month periods ended June 30, 2012 included the previously reported prepayment penalty of $921,000 related to the extinguishment of debt.  For the six months ended June 30, 2013, non-interest expense totaled $15.0 million compared to $16.1 million for the six months ended June 30, 2012. Increases in salaries and employee benefits were more than offset by reduced loan related expenses, deposit insurance premiums and the previously mentioned prepayment penalty on debt extinguishment.

Income Tax Expense (Benefit). For the three months ended June 30, 2013, the Company recorded a net tax expense of $1.0 million compared to a net tax expense of $477,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company recorded a net tax expense of $2.0 million compared to a net tax expense of $1.3 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $28.1 million through June 30, 2013 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of June 30, 2013, the Company’s entire investment portfolio, with a fair market value of $167.0 million, was classified as available-for-sale. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $10.5 million, or 1.34%, during the first six months of 2013, and comprised 87.86% of total liabilities at June 30, 2013, as compared to 88.16% at December 31, 2012.

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2013, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of June 30, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of June 30, 2013.

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares. The repurchase was completed on July 16, 2013.  On July 19, 2013, the Company announced that the Board of Directors authorized a second stock repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares.  Also, on May 8, 2013, the Company declared a $0.05 per common share dividend to shareholders of record on May 22, 2013. The dividend was payable on June 6, 2013. Additionally, on July 16, 2013, the Board of Directors declared a cash dividend of $0.05 per common share payable on August 12, 2013 to shareholders of record on July 29, 2013.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
June 30, 2013
Risk based capital ratios:
Tier I risk based capital	$102,709	13.72%	$29,944	4.00%	$44,916	6.00%
Total risk based capital	$112,071	14.97%	$59,891	8.00%	$74,864	10.00%
Tier I leverage ratio	$102,709	10.12%	$40,596	4.00%	$50,746	5.00%
December 31, 2012
Risk based capital ratios:
Tier I risk based capital	$104,015	14.12%	$29,466	4.00%	$44,199	6.00%
Total risk based capital	$113,229	15.38%	$58,897	8.00%	$73,621	10.00%
Tier I leverage ratio	$104,015	10.36%	$40,160	4.00%	$50,200	5.00%

Critical Accounting Policies In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2- Summary of Significant Accounting Policies—of the Notes to Consolidated Financial Statements.

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

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Groups of homogeneous loans are evaluated in the aggregate under FASB ASC Topic No. 450 “Contingencies”, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, and single and total credit exposure. Certain loans that indicate underlying credit or collateral concerns may be evaluated individually for impairment in accordance with FASB ASC Topic No. 310 “Receivables”. If a loan is impaired and repayment is expected solely from the collateral, the difference between the outstanding balance and the value of the collateral will be charged-off. For potentially impaired loans where the source of repayment may include other sources of repayment, the evaluation may factor these potential sources of repayment and indicate the need for a specific reserve for any potential shortfall. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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

Through June 30, 2013, all fourteen of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment. Of these securities, eleven have been completely written-off and the three remaining bank-issued CDOs have a total book value of $524,000 and a fair value of $490,000 at June 30, 2013. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently, many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At June 30, 2013, the CDO securities principally issued by insurance companies, none of which have OTTI, had an aggregate book value of $7.8 million and a fair value of $4.4 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2013, a valuation allowance of approximately $1.9 million had been established against the Company’s deferred tax assets representing no change from December 31, 2012. See Note 9 to the Financial Statements for further details in determining the amount of the deferred tax asset that was more likely than not realizable.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently consider the use of the following strategies to manage our interest rate risk:

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

implementation of derivatives such as, but not limited to, interest rate swaps and interest rate caps;

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

The table below sets forth, as of June 30, 2013, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in Interest Rates (basis points) (1)	Estimated NPV (2)	Increase (decrease) in Estimated NPV		Estimated Net Interest Income	Increase (decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(dollars in thousands)
+200	$169,965	$(15,515)	-8.40%	$33,195	$(1,965)	-5.60%
+100	$179,933	$(5,547)	-3.00%	$34,319	$(841)	-2.40%
0	$185,430			$35,160
-100	$174,698	$(10,782)	-5.80%	$33,431	$(1,729)	-4.90%
-200	$161,916	$(23,564)	-12.70%	$32,163	$(2,997)	-8.50%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2013, in the event of a 100 basis point increase in interest rates, we would experience an $841,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $1.7 million decrease in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

(c)

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares. The repurchase plan was completed July 16, 2013.

PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/24/13-4/30/13	10,200	$8.97	10,200	657,039
5/1/13-5/31/13	358,494	$9.25	358,494	298,545
6/3/13-6/27/13	122,467	$9.23	122,467	176,078
Total	491,161	$9.24	491,161

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

101

The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2013 and June 30, 2012 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and June 30, 2012 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2013 (unaudited) and Year Ended December 31, 2012; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited) (7)

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

CAPE BANCORP, INC.

Date: August 2, 2013	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: August 2, 2013	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer