Form 10-Q
period 2013-09-30
Cape Bancorp, Inc.
filed 2013-11-08
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013 there were 12,047,785 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash & due from financial institutions	$6,347	$6,867
Interest-bearing bank balances	16,179	17,361
Cash and cash equivalents	22,526	24,228
Interest-bearing time deposits	9,661	9,259
Investment securities available for sale at fair value (amortized cost of $162,552 and $171,987 respectively)	156,591	170,857
Investment securities held to maturity at amortized cost (fair value $10,148 at September 30, 2013)	10,148	—
Loans held for sale	1,535	8,795
Loans, net of allowance of $10,007 and $9,852 respectively	764,565	714,396
Accrued interest receivable	3,093	3,091
Premises and equipment, net	20,047	20,283
Other real estate owned	7,360	7,221
Federal Home Loan Bank (FHLB) stock, at cost	5,776	5,775
Prepaid FDIC insurance premium	—	635
Deferred income taxes	18,351	17,639
Bank owned life insurance (BOLI)	30,940	30,226
Goodwill	22,575	22,575
Intangible assets, net	276	264
Assets held for sale	—	436
Other assets	1,002	5,118
Total assets	$1,074,446	$1,040,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Interest-bearing deposits	$727,734	$698,325
Noninterest-bearing deposits	100,663	86,266
Federal funds purchased and repurchase agreements	9,936	9,924
Federal Home Loan Bank borrowings	89,951	88,041
Advances from borrowers for taxes and insurance	110	652
Accrued interest payable	116	148
Other liabilities	5,401	6,616
Total liabilities	933,911	889,972

Stockholders’ Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at September 30, 2013 and 13,336,776 shares at December 31, 2012; outstanding 12,172,412 shares at September 30, 2013 and 13,336,776 shares at December 31, 2012	133	133
Additional paid-in capital	128,109	127,767
Treasury stock at cost: 1,172,364 shares at September 30, 2013 and no shares at December 31, 2012	(10,993)	—
Unearned ESOP shares	(8,209)	(8,528)
Accumulated other comprehensive loss, net	(3,686)	(679)
Retained earnings	35,181	32,133
Total stockholders’ equity	140,535	150,826
Total liabilities & stockholders’ equity	$1,074,446	$1,040,798

See accompanying unaudited notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,284	$9,755	$27,491	$29,423
Interest and dividends on investments
Taxable	414	486	1,220	1,471
Tax-exempt	122	155	395	535
Interest on mortgage-backed securities	469	553	1,384	1,744
Total interest income	10,289	10,949	30,490	33,173
Interest expense:
Interest on deposits	713	1,069	2,339	3,526
Interest on borrowings	561	828	1,726	3,061
Total interest expense	1,274	1,897	4,065	6,587
Net interest income before provision for loan losses	9,015	9,052	26,425	26,586
Provision for loan losses	449	710	1,059	2,551
Net interest income after provision for loan losses	8,566	8,342	25,366	24,035
Non-interest income:
Service fees	1,009	921	2,753	2,776
Net gains on sale of loans	346	227	929	400
Net increase from BOLI	240	246	713	734
Gain (loss) on sale of investment securities available for sale, net	—	1	290	963
Net gain (loss) on sale of OREO	17	44	57	(257)
Gain on sale of bank premises	—	—	—	425
Other	611	162	779	803
Gross other-than-temporary impairment losses	—	71	—	(121)
Less: Portion of loss recognized in other comprehensive income	—	(71)	—	113
Net other-than-temporary impairment losses	—	—	—	(8)
Total non-interest income	2,223	1,601	5,521	5,836
Non-interest expense:
Salaries and employee benefits	3,880	3,973	11,909	10,900
Occupancy expenses, net	437	418	1,278	1,288
Equipment expenses	289	303	849	885
Federal insurance premiums	215	347	735	1,078
Data processing	372	375	1,084	1,079
Loan related expenses	446	392	1,180	1,575
Advertising	121	163	467	534
Telecommunications	276	299	920	875
Professional services	182	183	561	561
OREO expenses	403	670	882	1,556
Other operating	902	888	2,686	3,784
Total non-interest expense	7,523	8,011	22,551	24,115
Income before income taxes	3,266	1,932	8,336	5,756
Income tax expense	1,362	399	3,337	1,660
Net income	$1,904	$1,533	$4,999	$4,096

Earnings per share (see Note 10):
Basic	$0.16	$0.12	$0.41	$0.33
Diluted	$0.16	$0.12	$0.41	$0.33

Weighted average number of shares outstanding:
Basic	11,612,431	12,447,659	12,128,458	12,430,106
Diluted	11,666,535	12,451,333	12,182,683	12,432,501

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended September 30,
	2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)

Net income	$3,266	$1,362	$1,904	$1,932	$399	$1,533

Other comprehensive income:
Unrealized holding gain (loss) arising during the period	(117)	(47)	(70)	1,277	511	766
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	—	—	—	71	29	42
Less reclassification adjustment for gain on sales of securities realized in net income	—	—	—	—	—	—
Less reclassification adjustment for credit related OTTI realized in net income	—	—	—	—	—	—
Total other comprehensive income (loss)	(117)	(47)	(70)	1,348	540	808

Total comprehensive income (loss)	$3,149	$1,315	$1,834	$3,280	$939	$2,341

	For the nine months ended September 30,
	2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)

Net income	$8,336	$3,337	$4,999	$5,756	$1,660	$4,096

Other comprehensive income:
Unrealized holding gain (loss) arising during the period	(4,717)	(1,884)	(2,833)	1,837	735	1,102
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	—	—	—	(113)	(45)	(68)
Less reclassification adjustment for gain on sales of securities realized in net income	(290)	(116)	(174)	(963)	(385)	(578)
Less reclassification adjustment for credit related OTTI realized in net income	—	—	—	8	3	5
Total other comprehensive income (loss)	(5,007)	(2,000)	(3,007)	769	308	461

Total comprehensive income (loss)	$3,329	$1,337	$1,992	$6,525	$1,968	$4,557

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2012 and nine months ended September 30, 2013

(unaudited)

	Common Stock	Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
Balance, December 31, 2011	$133	$127,364	$(81)	$(8,954)	$(942)	$28,199	$145,719
Net income	—	—	—	—	—	4,556	4,556
Other comprehensive income (loss)	—	—	—	—	263	—	263
Stock option compensation expense	—	356	—	—	—	—	356
Restricted stock compensation expense	—	10	—	—	—	—	10
Issuance of stock for stock options	—	98	81	—	—	—	179
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(622)	(622)
ESOP shares earned	—	(61)	—	426	—	—	365
Balance, December 31, 2012	133	127,767	—	(8,528)	(679)	32,133	150,826
Net income	—	—	—	—	—	4,999	4,999
Other comprehensive income (loss)	—	—	—	—	(3,007)	—	(3,007)
Stock option compensation expense	—	336	—	—	—	—	336
Restricted stock compensation expense	—	11	—	—	—	—	11
Issuance of stock for stock options	—	59	—	—	—	—	59
Issuance of restricted stock	—	(38)	38	—	—	—	—
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	—	(1,951)	(1,951)
Common stock repurchased – 1,176,489 shares	—	—	(11,031)	—	—	—	(11,031)
ESOP shares earned	—	(26)	—	319	—	—	293
Balance, September 30, 2013	$133	$128,109	$(10,993)	$(8,209)	$(3,686)	$35,181	$140,535

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$4,999	$4,096
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,059	2,551
Net (gain) loss on the sale of loans	(929)	(400)
Gain on the sale of bank premises	—	(425)
Net (gain) loss on sale of assets held for sale	(569)	—
Net (gain) loss on the sale of other real estate owned	(57)	257
Write-down of other real estate owned	445	796
Prepayment penalty on debt extinguishment	—	921
Loss on impairment of securities	—	8
Net gain on sale of investments	(290)	(963)
Gain on the sale of merchant card business	—	(350)
Earnings on BOLI	(713)	(734)
Originations of loans held for sale	(33,874)	(32,616)
Proceeds from sales of loans	41,059	30,097
Depreciation and amortization	2,044	1,109
ESOP and stock-based compensation expense	641	537
Deferred income taxes	1,314	78
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(2)	175
Other assets	5,019	4,566
Accrued interest payable	(32)	(363)
Other liabilities	(1,824)	41
Net cash provided by operating activities	18,290	9,381
Cash flows from investing activities
Proceeds from sales of AFS securities	13,140	56,617
Proceeds from calls, maturities, and principal repayments of AFS securities	34,009	42,196
Purchases of AFS securities	(47,980)	(73,409)
Redemption (Purchase) of Federal Home Loan Bank stock	(2)	305
Proceeds from the sale of merchant card business	—	350
Proceeds from sale of assets held for sale	842	—
Proceeds from sale of other real estate owned	4,907	9,051
(Increase) decrease in interest-bearing time deposits	(402)	280
(Increase) decrease in loans, net	(55,580)	(14,209)
Purchases of premises and equipment	(464)	(1,022)
Net cash (used in) provided by investing activities	(51,530)	20,159
Cash flows from financing activities
Net increase (decrease) in deposits	43,805	(20,748)
Increase (decrease) in advances from borrowers for taxes and insurance	(543)	88
Increase in long-term borrowings	—	59,000
Repayments of long-term borrowings	(15,000)	(106,338)
Net change in short-term borrowings	16,200	32,300
Purchase of Treasury stock	(11,031)	—
Proceeds from exercise of shares from stock options	58	179
Dividends paid on common stock	(1,951)	—
Net cash provided by (used in) financing activities	31,538	(35,519)
Net increase (decrease) in cash and cash equivalents	(1,702)	(5,979)
Cash and cash equivalents at beginning of year	24,228	25,475
Cash and cash equivalents at end of quarter	$22,526	$19,496
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$4,097	$6,950
Income taxes, net of refunds	$(1,668)	$(432)
Supplementary disclosure of non-cash investing activities:
AFS investment security purchases that settle after quarter end	$—	$2,549
Transfers from loans to other real estate owned	$5,156	$9,397
Transfers from AFS to HTM investment securities	$10,148	$—

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended September 30, 2013 and 2012, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $702,000 as of September 30, 2013, and $515,000 as of December 31, 2012 are included in these balances.

Interest-Bearing Time Deposits: Interest-bearing time deposits are held to maturity, are carried at cost and have original maturities greater than three months.

Investment Securities: The Bank classifies investment securities as either available for sale or held to maturity.  Investment securities classified as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. Investment securities classified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the related investments using the level yield method.  Investment securities are classified as held to maturity when management has the positive intent and ability to hold them to maturity. In September 2013, the Bank reclassified a portion of the available for sale securities as held to maturity as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility.  Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic No. 310-40 “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At September 30, 2013, TDRs totaled $5.5 million, of which $3.6 million were accruing TDRs and $1.9 million were non-accruing. This compares to $7.0 million of TDRs at December 31, 2012, of which $3.5 million were accruing TDRs and $3.5 million were non-accruing TDRs. (See Note 4 – Loans Receivable)

Other Real Estate Owned (“OREO”): Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If the fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.

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

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 5 to 13 years. Other intangible assets also include loan servicing rights which are amortized on the level yield method over the life of the loan.  Other intangible assets are assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of September 30, 2013, 181,423 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares.  The repurchase was completed on July 16, 2013.  Furthermore, on July 19, 2013, the Company announced  that the Board of Directors authorized a second repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares. The second repurchase plan was completed on October 3, 2013.  The average repurchase price for both stock repurchase plans was $9.37 per share.

Effect of Newly Issued Accounting Standards: In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (Topic No. 220). The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amendments of ASU 2011-12 effective January 1, 2012 and has applied the amendments retrospectively. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available for sale and held to maturity at September 30, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013
Investment securities available for sale
Debt securities
U.S. Government and agency obligations	$44,969	$24	$(1,742)	$43,251
Municipal bonds	7,033	129	(48)	7,114
Collateralized debt obligations	8,284	248	(2,814)	5,718
Corporate bonds	12,066	55	(24)	12,097
Total debt securities	$72,352	$456	$(4,628)	$68,180
Equity securities
CRA Qualified Investment Fund	$5,000	$—	$(228)	$4,772
Total equity securities	$5,000	$—	$(228)	$4,772
Mortgage-backed securities
GNMA pass-through certificates	$3,639	$162	$—	$3,801
FHLMC pass-through certificates	5,241	81	(135)	5,187
FNMA pass-through certificates	14,989	190	(366)	14,813
Collateralized mortgage obligations	61,331	102	(1,595)	59,838
Total mortgage-backed securities	$85,200	$535	$(2,096)	$83,639
Total securities available for sale	$162,552	$991	$(6,952)	$156,591

Investment securities held to maturity
Debt securities
Municipal bonds	$10,148	$—	$—	$10,148
Total debt securities	$10,148	$—	$—	$10,148
Total securities held to maturity	$10,148	$—	$—	$10,148

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

Proceeds from sales of securities available for sale were $5.9 million for the three months ended September 30, 2012. There were no sales of securities available for sale for the three months ended September 30, 2013.  Proceeds from sales of securities available for sale were $13.1 million and $56.6 million for the nine months ended September 30, 2013 and 2012, respectively. There were no gains recognized from security sales during the three months ended September 30, 2013 as compared to $1,000 of security gains realized for the three month period ended September 30 2012. Gross gains of $290,000 and $963,000 were realized on security sales during the nine months ended September 30, 2013 and 2012, respectively. Proceeds from security calls, maturities, and return of principal were $5.9 million and $13.8 million for the three months ended September 30, 2013 and 2012, respectively. Proceeds from security calls, maturities, and return of principal were $34.0 million and $42.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Securities having a fair value of approximately $43.2 million and $30.2 million at September 30, 2013 and September 30, 2012, respectively, were pledged to secure public deposits, Federal Home Loan Bank and other borrowings.  The Bank did not hold any trading securities during the nine months ended September 30, 2013 or September 30, 2012.

The table below indicates the length of time available for sale individual securities have been in a continuous unrealized loss position at September 30, 2013:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$39,237	$(1,742)	$—	$—	$39,237	$(1,742)
Municipal bonds	2,495	(45)	225	(3)	2,720	(48)
Corporate bonds	5,047	(24)	—	—	5,047	(24)
Collateralized debt obligations	—	—	5,416	(2,814)	5,416	(2,814)
CRA Qualified Investment Fund	4,772	(228)	—	—	4,772	(228)
Mortgage-backed securities	59,540	(2,096)	1	—	59,541	(2,096)
Total temporarily impaired investment securities	$111,091	$(4,135)	$5,642	$(2,817)	$116,733	$(6,952)

On September 30, 2013, $10.1 million of municipal bonds were transferred from available for sale to held to maturity at fair value which the bank has the ability and positive intent to hold to maturity. Additionally the bank expects to recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity. Each transfer was done at fair value and any previously unrealized gain or loss will be amortized or accreted to investment securities in the consolidated statements of operation. The unrealized holding gain or loss at September 30, 2013 related to this transfer, which shall continue to be reported in a separate component of shareholders equity and will be amortized or accreted over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization or accretion of any premium or discount, which will result in no net effect to the investment yield. These securities had gross unrealized losses at the time of transfer of $231,000 of which all was in a loss position for less than 12 months. These securities had net unrealized losses of $177,000 at September 30, 2013.

The table below indicates the length of time individual securities (all are available for sale) have been in a continuous unrealized loss position at December 31, 2012:

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

Management evaluates investment securities to determine if they are OTTI on a quarterly basis. The evaluation process applied to each security includes, but is not limited to, the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of FASB Accounting Standards Codification (ASC) Topic No. 325 “Investments—Other”, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or would more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers. Additionally, and consistent with FDIC regulations, management, prior to acquiring and periodically thereafter, evaluates various factors of corporate securities that may include but is not limited to the following; evaluate that the risk of default is low and consistent with bonds of similar quality, evaluate the capacity to pay, understand applicable market demographics/economics and understand current levels and trends in operating margins, operating efficiency, profitability, return on assets and return on equity.

At September 30, 2013, the Company’s investment securities portfolio consisted of 271 securities, 90 of which were in an unrealized loss position. The gross unrealized losses in the Company’s investment securities portfolio related primarily to the collateralized debt obligation securities, which are discussed in detail below, and accounted for 40.5% of the total gross unrealized losses at September 30, 2013 compared to 97.9% of the gross unrealized losses at December 31, 2012.  This considerable percentage decline of the gross unrealized loss position that the CDO’s represent at September 30, 2013 compared to December 31, 2012 is the result of other fixed income securities within the portfolio moving from a gross unrealized gain to an unrealized loss position or increasing an existing unrealized loss position as a result of an increase in interest rates from December 31, 2012 to September 30, 2013.  The remaining securities with unrealized losses consist of U.S. Government and agency obligations, municipal obligations, corporate bonds, CRA Qualified Investment Fund and mortgage-backed securities.  Because the Company has no intention to sell these securities, nor is it more likely than not that it will be required to sell the securities, the Company does not consider these investments to be OTTI.

As of September 30, 2013, the amortized cost of our pooled trust preferred collateralized debt obligations totaled $8.3 million with an estimated fair value of $5.7 million and is comprised of 22 securities. Of those, 14 have been principally issued by bank holding companies (PreTSL deals, MM Community I, and Alesco VI), and 8 have been principally issued by insurance companies (I-PreTSL deals). All of our pooled securities are mezzanine tranches and possess credit ratings below investment grade. As of September 30, 2013, 14 of our securities had no excess subordination and 8 of our securities had excess subordination which ranged from 7.37% to 17.44% of the current performing collateral. Excess subordination is the amount by which the underlying performing collateral exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate structural elements of the CDO. Management utilizes excess subordination as a measure to identify which tranches are at a greater risk for a future break in cash flows. However, a current subordination deficit or “zero excess subordination” does not indicate the tranche will not ultimately receive all principal and interest due. For example, this measure does not consider the potential for recovery of issuers that are currently deferring payments. Some issuers have elected to defer payments, which contractually they are permitted to do for a period of up to five years, even though going concern issues may not exist. This supports management’s position that a deferral is not necessarily indicative of a default or that a default is imminent. On average, deferring issuers underlying the bank issued CDOs comprise approximately 49% of the total dollar value related to issuer defaults and deferrals. As such, our assumptions used in the calculation of discounted cash flows anticipate a 15% recovery rate on deferring issuers as compared to no recovery of issuers that have defaulted. The recovery rate assumption represents management’s best estimate based on current facts and circumstances. In addition, due to projected discounted cash flows that do not support the receipt of interest, the Company is not accruing interest on any of the bank issued CDO securities. Accordingly, these securities are considered non-performing assets.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of September 30, 2013:

Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)
Deal	Number of Securities	Class	Amortized Cost	Fair Value	Net Unrealized Loss	Realized Loss	Moody’s/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$470	$406	$(64)	$(643)	Ca/C	9	52.30%	0.00%
PreTSL XIX	1	Mezzanine	54	302	248	(1,759)	C/C	49	22.60%	0.00%
I-PreTSL I	2	Mezzanine	1,848	1,097	(751)	—	NR/CCC	14	17.20%	7.37%
I-PreTSL II	2	Mezzanine	2,741	2,050	(691)	—	NR/B	21	8.00%	17.44%
I-PreTSL III	3	Mezzanine	2,727	1,538	(1,189)	—	Ba3/CCC	21	13.20%	13.13%
I-PreTSL IV	1	Mezzanine	444	325	(119)	—	Ba2/B	33	10.40%	12.43%
Total	11		$8,284	$5,718	$(2,566)	$(2,402)
Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities. The table above excludes 11 bank-issued CDO securities which have been completely written-off and, therefore, have no book value. The realized loss associated with these securities is $14.5 million.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2012:

Pooled Trust Preferred Collateralized Debt Obligations
(dollars in thousands)
Deal	Number of Securities	Class	Amortized Cost	Fair Value	Net Unrealized Loss	Realized Loss	Moody’s/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$470	$406	$(64)	$(643)	Ca/C	14	47.50%	0.00%
PreTSL XIX	1	Mezzanine	54	158	104	(1,759)	C/C	47	26.10%	0.00%
I-PreTSL I	2	Mezzanine	1,844	1,200	(644)	—	NR/CCC	15	16.50%	15.68%
I-PreTSL II	2	Mezzanine	2,733	1,347	(1,386)	—	NR/B	23	12.60%	13.79%
I-PreTSL III	3	Mezzanine	2,720	1,345	(1,375)	—	Ba3/CCC	23	12.20%	17.11%
I-PreTSL IV	1	Mezzanine	442	226	(216)	—	Ba2/CCC	24	19.70%	10.43%
Total	11		$8,263	$4,682	$(3,581)	$(2,402)

On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320 “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the nine months ended September 30, 2013.

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325 “Investments – Other,” and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320 “Investments – Debt and Equity Securities”. The Company uses a third party model, which is validated on an annual basis by another third party, to assist in calculating the present value of current estimated cash flows. This value is compared to the amortized cost to determine the credit loss portion of OTTI. The present value of the expected cash flows is calculated based on the contractual terms of the security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition.

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

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at September 30, 2013 and 2012:

	For the three months ended September 30,
	2013	2012
	(in thousands)
Beginning balance of cumulative credit losses on CDO securities	$(18,383)	$(18,383)
Additional credit losses for which other than temporary impairment was previously recognized	—	—
Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(18,383)

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Beginning balance of cumulative credit losses on CDO securities	$(18,383)	$(18,375)
Additional credit losses for which other than temporary impairment was previously recognized	—	(8)
Ending balance of cumulative credit losses on CDO securities	$(18,383)	$(18,383)

The amortized cost and fair value of debt securities and mortgage-backed securities, held to maturity and available for sale at September 30, 2013, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year or less	$5,676	$5,712	$—	$—
Due after one year but within five years	22,902	22,881	—	—
Due after five years but within ten years	35,490	33,869	6,383	6,383
Due after ten years	13,284	10,490	3,765	3,765
Mortgage-backed securities	85,200	83,639	—	—
Total investment securities	$162,552	$156,591	$10,148	$10,148

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Commercial secured by real estate	$414,279	$388,048
Commercial term loans	23,861	19,443
Construction	5,923	1,765
Other commercial	38,712	32,748
Residential mortgage	248,450	235,921
Home equity loans and lines of credit	42,779	45,258
Other consumer loans	845	1,317
Loans receivable, gross	774,849	724,500
Less:
Allowance for loan losses	10,007	9,852
Deferred loan fees	277	252
Loans receivable, net	$764,565	$714,396

The following table summarizes activity related to the allowance for loan losses by category for the three months ended September 30, 2013:

	At or for the three months ended September 30, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786
Charge-offs	(162)	—	—	—	(70)	(45)	(9)	—	(286)
Recoveries	47	—	—	4	—	—	7	—	58
Provision for loan losses	257	12	34	59	59	30	(2)	—	449
Balance at end of period	$6,849	$451	$133	$726	$1,158	$185	$5	$500	$10,007

Impairment evaluation
Allowance for loan losses
Individually evaluated	$113	$—	$—	$—	$78	$—	$—	$—	$191
Collectively evaluated	6,736	451	133	726	1,080	185	5	500	9,816
Total allowance for loan losses	$6,849	$451	$133	$726	$1,158	$185	$5	$500	$10,007
Loans
Individually evaluated	$9,946	$—	$—	$304	$2,790	$753	$—	$—	$13,793
Collectively evaluated	404,333	23,861	5,923	38,408	245,660	42,026	845	—	761,056
Total loans	$414,279	$23,861	$5,923	$38,712	$248,450	$42,779	$845	$—	$774,849

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the nine months ended September 30, 2013:

	At or for the nine months ended September 30, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(750)	—	—	(107)	(183)	(69)	(18)	—	(1,127)
Recoveries	188	—	—	10	—	1	24	—	223
Provision for loan losses	1,090	(6)	75	8	41	4	(18)	(135)	1,059
Balance at end of period	$6,849	$451	$133	$726	$1,158	$185	$5	$500	$10,007

Impairment evaluation
Allowance for loan losses
Individually evaluated	$113	$—	$—	$—	$78	$—	$—	$—	$191
Collectively evaluated	6,736	451	133	726	1,080	185	5	500	9,816
Total allowance for loan losses	$6,849	$451	$133	$726	$1,158	$185	$5	$500	$10,007
Loans
Individually evaluated	$9,946	$—	$—	$304	$2,790	$753	$—	$—	$13,793
Collectively evaluated	404,333	23,861	5,923	38,408	245,660	42,026	845	—	761,056
Total loans	$414,279	$23,861	$5,923	$38,712	$248,450	$42,779	$845	$—	$774,849

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

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the nine months ended September 30, 2012:

	At or for the nine months ended September 30, 2012
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines Of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(1,711)	(27)	(602)	(123)	(256)	(145)	(27)	—	(2,891)
Recoveries	128	—	11	4	—	5	22	—	170
Provision for loan losses	1,585	328	242	827	(32)	74	7	(480)	2,551
Balance at end of period	$8,060	$425	$395	$1,046	$1,621	$283	$18	$635	$12,483

Impairment evaluation
Allowance for loan losses
Individually evaluated	$2,026	$—	$—	$61	$108	$—	$—	$—	$2,195
Collectively evaluated	6,034	425	395	985	1,513	283	18	635	10,288
Total allowance for loan losses	$8,060	$425	$395	$1,046	$1,621	$283	$18	$635	$12,483
Loans
Individually evaluated	$17,119	$—	$141	$618	$5,648	$818	$—	$—	$24,344
Collectively evaluated	368,713	13,582	8,043	31,421	239,230	44,966	1,249	—	707,204
Total loans	$385,832	$13,582	$8,184	$32,039	$244,878	$45,784	$1,249	$—	$731,548

(1) includes commercial lines of credit

Impaired loans at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Non-accrual loans (1)	$9,019	$17,743
Loans delinquent greater than 90 days and still accruing	757	1,626
Troubled debt restructured loans	3,593	3,538
Loans less than 90 days delinquent and still accruing	424	472
Total impaired loans	$13,793	$23,379

(1) Non-accrual loans in the table above include TDRs totaling $1.9 million at September 30, 2013 and $3.5 million at December 31, 2012. Total impaired loans do not include loans held for sale. Loans held for sale include $835,000 and $911,000 of loans that are on non-accrual status at September 30, 2013 and December 31, 2012, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$13,294	$23,426	$12,792	$21,556
Interest income recognized during impairment	$101	$144	$266	$383
Cash basis interest income recognized	$—	$58	$—	$205

At September 30, 2013, non-performing loans had a principal balance of $9.8 million compared to $19.4 million at December 31, 2012. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $757,000 at September 30, 2013 and $1.6 million at December 31, 2012.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance FASB ASC No. 310 “Receivables”, these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	September 30, 2013			December 31, 2012
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$1,882	$2,330	$4,212	$3,112	$2,651	$5,763
Residential mortgage	—	1,263	1,263	363	887	1,250
Total TDRs	$1,882	$3,593	$5,475	$3,475	$3,538	$7,013

The following tables present new TDRs for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)			(dollars in thousands)
Commercial secured by real estate	—	$—	$—	2	$482	$482
Residential mortgage	—	—	—	—	—	—
Total	—	$—	$—	2	$482	$482

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)			(dollars in thousands)
Commercial secured by real estate	3	$2,371	$2,359	2	$482	$482
Residential mortgage	3	1,023	1,017	—	—	—
Total	6	$3,394	$3,376	2	$482	$482

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the nine months ended September 30, 2013 and during the year ended December 31, 2012:

	For the nine months ended September 30, 2013
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

	For the year ended December 31, 2012
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

The following table presents TDRs that defaulted within the nine months ended September 30, 2013 and 2012, where the loan had been modified within twelve months:

	For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(dollars in thousands)		(dollars in thousands)
Commercial secured by real estate	2	$449	2	$278
Residential mortgage	—	—	1	168
Total	2	$449	3	$446

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at September 30, 2013 and December 31, 2012 was an impairment reserve for TDRs in the amount of $130,000 and $79,000, respectively.

The following table presents impaired loans at September 30, 2013:

September 30, 2013 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,402	$2,501	$113	$2,420	$92
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	—	—	—	—	—
Residential mortgage	693	733	78	696	6
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Impaired loans with a related allowance	$3,095	$3,234	$191	$3,116	$98

Impaired loans with no related allowance
Commercial secured by real estate	$7,544	$9,267	$—	$6,683	$26
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	304	340	—	308	—
Residential mortgage	2,097	2,182	—	1,994	64
Home equity loans and lines of credit	753	762	—	691	78
Other consumer loans	—	—	—	—	—
Impaired loans with no related allowance	$10,698	$12,551	$—	$9,676	$168

Total impaired loans
Commercial secured by real estate	$9,946	$11,768	$113	$9,103	$118
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	304	340	—	308	—
Residential mortgage	2,790	2,915	78	2,690	70
Home equity loans and lines of credit	753	762	—	691	78
Other consumer loans	—	—	—	—	—
Total impaired loans	$13,793	$15,785	$191	$12,792	$266

(1)	excludes HFS non-accruing loans of $835,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2012:

December 31, 2012 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$6,281	$9,021	$550	$7,106	$149
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	116	122	57	128	—
Residential mortgage	47	47	5	47	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Impaired loans with a related allowance	$6,444	$9,190	$612	$7,281	$149

Impaired loans with no related allowance
Commercial secured by real estate	$11,171	$16,748	$—	$8,702	$3
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	399	436	—	361	—
Residential mortgage	4,383	4,754	—	3,792	72
Home equity loans and lines of credit	841	901	—	505	87
Other consumer loans	—	—	—	—	—
Impaired loans with no related allowance	$16,935	$23,047	$—	$13,500	$162

Total impaired loans
Commercial secured by real estate	$17,452	$25,769	$550	$15,808	$152
Commercial term loans	—	—	—	—	—
Construction	141	208	—	140	—
Other commercial	515	558	57	489	—
Residential mortgage	4,430	4,801	5	3,839	72
Home equity loans and lines of credit	841	901	—	505	87
Other consumer loans	—	—	—	—	—
Total impaired loans	$23,379	$32,237	$612	$20,781	$311

(1)	excludes HFS non-accruing loans of $911,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at September 30, 2013:

September 30, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$—	$—	$—	$—	$7,192	$407,087	$414,279
Commercial term loans	—	—	—	—	—	23,861	23,861
Construction	—	—	—	—	—	5,923	5,923
Other commercial	—	—	—	—	304	38,408	38,712
Residential mortgage	1,042	115	416	1,573	1,111	245,766	248,450
Home equity loans and lines of credit	153	138	341	632	412	41,735	42,779
Other consumer loans	—	—	—	—	—	845	845
Total	$1,195	$253	$757	$2,205	$9,019	$763,625	$774,849

(1)	excludes HFS non-accruing loans of $835,000.

The following table presents loans by past due status at December 31, 2012:

December 31, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$—	$517	$—	$517	$14,329	$373,202	$388,048
Commercial term loans	—	—	—	—	—	19,443	19,443
Construction	—	—	141	141	—	1,624	1,765
Other commercial	—	—	—	—	515	32,233	32,748
Residential mortgage	532	253	1,056	1,841	2,487	231,593	235,921
Home equity loans and lines of credit	87	195	429	711	412	44,135	45,258
Other consumer loans	20	24	—	44	—	1,273	1,317
Total	$639	$989	$1,626	$3,254	$17,743	$703,503	$724,500

(1)	excludes HFS non-accruing loans of $911,000.

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

Residential Mortgage Loans. Our general policy is not to make high loan-to-value residential loans (defined as loans with a loan-to-value ratio of 80% or more) without mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 95% with mortgage insurance. We require all properties securing residential mortgage loans to be appraised. We require title insurance on all first mortgage loans secured by a residence, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone. On October 24, 2013, the Company announced that it was exiting the residential mortgage loan origination business.  This action was the result of a significant decline in the residential refinance business and added compliance costs.  The residential mortgage department will be wound down during the fourth quarter of 2013.

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

Construction Loans. Our construction program offers commercial construction loans with a maximum term of 24 months.  As a result of exiting the residential mortgage loan origination business, the Company will no longer offer residential construction/permanent financing programs.

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

Management believes that the Substandard category is best considered in four discrete classes: RR 7.0; RR 7.5; RR 7.8 and RR 7.9.

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

Risk Rating 7.8—These loans are impaired loans, are current and accruing, and in most cases are TDRs. They have had a FASB ASC Topic No. 310 “Receivables” analysis completed.

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at September 30, 2013 and December 31, 2012 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at September 30, 2013 and December 31, 2012 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
September 30, 2013	Grades 1-5	Grade 6	Grade 7	Grade 7.5	Grade 7.8	Grade 7.9	Total
	(in thousands)
Commercial secured by real estate	$393,292	$8,710	$1,262	$1,069	$2,754	$7,192	$414,279
Commercial term loans	23,861	—	—	—	—	—	23,861
Construction	5,923	—	—	—	—	—	5,923
Other commercial	38,408	—	—	—	—	304	38,712
Total	$461,484	$8,710	$1,262	$1,069	$2,754	$7,496	$482,775

	Risk Ratings
December 31, 2012	Grades 1-5	Grade 6	Grade 7	Grade 7.5	Grade 7.8	Grade 7.9	Total
	(in thousands)
Commercial secured by real estate	$363,460	$3,845	$2,717	$574	$3,123	$14,329	$388,048
Commercial term loans	19,443	—	—	—	—	—	19,443
Construction	1,624	—	—	—	—	141	1,765
Other commercial	32,233	—	—	—	—	515	32,748
Total	$416,760	$3,845	$2,717	$574	$3,123	$14,985	$442,004

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013			Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
		(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$43,251	$—	$—	$39,082	$—
Municipal bonds	—	7,114	—	—	20,758	—
Collateralized debt obligations	—	—	5,718	—	—	4,682
Corporate bonds	—	12,097	—	—	14,241	—
CRA Qualified Investment Fund	4,772	—	—	4,991	—	—
Mortgage-backed securities	—	83,639	—	—	87,103	—
Total securities available for sale	$4,772	$146,101	$5,718	$4,991	$161,184	$4,682

The fair value of the collateralized debt obligation securities in the table above was determined by utilizing Level 3 inputs. The value was derived from a discounted cash flow model using significant unobservable inputs such as, a discount margin to calculate the present value of the cash flows, and assumptions about the underlying collateral including default rate, and prepayment speeds. At September 30, 2013 the discount margin used for each security ranged from 2.2% to 4.8% compared to discount margins ranging from 2.2% to 9.5% at December 31, 2012. The range for the default rate at September 30, 2013 was 0.75% to 1.0% compared to a default rate range of 0.25% to 2.0% at December 31, 2012. A 15.0% recovery rate and an annual prepayment speed of 1.0% were assumed for September 30, 2013 and December 31, 2012. Significant increases in any of those rates would result in a significantly lower fair value measurement.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	For the nine months ended September 30,
	2013	2012
	(in thousands)
Beginning balance	$4,682	$3,584
Accretion of discount	21	33
Payments received	—	(44)
V Realized gain on PreTSL VI redemption	—	23
Unrealized holding gain (loss)	1,015	391
Other-than-temporary impairment included in earnings	—	(8)
Ending balance	$5,718	$3,979

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013			Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$—	$6,949	$—	$8,389	$9,063
Commercial term loans	—	—	—	—	—	—
Construction	—	—	—	—	141	—
Other commercial	—	—	304	—	400	115
Residential mortgage	—	—	1,135	—	3,133	1,297
Home equity loans	—	—	223	—	841	—
Total impaired loans	$—	$—	$8,611	$—	$12,904	$10,475
Other real estate owned:
Commercial	$—	$4,946	$—	$—	$3,648	$—
Residential mortgage	—	2,414	—	—	3,573	—
Total other real estate owned	$—	$7,360	$—	$—	$7,221	$—
Loans held for sale	$—	$1,535	$—	$—	$8,795	$—
Assets held for sale	$—	$—	$—	$—	$436	$—

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. This value is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may relate to location, square footage, condition, amenities, market rate of leases, if any, as well as the timing of comparable sales. Such adjustments averaged 7% of the appraised value and typically result in a Level 3 classification of the inputs for determining fair value.  The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required.  On a quarterly basis, impaired loans are evaluated for additional impairment and adjusted accordingly.

Fair valued impaired loans with allocated allowance for loan losses at September 30, 2013, had a carrying amount of $8.6 million, which is made up of the outstanding balance of $8.7 million, net of a valuation allowance of $61,000. These balances do not include $3.4 million of impaired loans that are measured using the discounted cash flow method and are not collateral dependent.

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

	At September 30, 2013
		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	Carrying Amount

	(in thousands)
Assets
Cash and cash equivalents	$22,526	$6,347	$16,179	$—
Interest-bearing time deposits	$9,661	$—	$9,699	$—
Loans held for sale	$1,535	$—	$1,535	$—
Loans receivable	$764,565	$—	$—	$775,415
FHLB Stock	$5,776	n/a	n/a	n/a
Accrued interest receivable	$3,093	$—	$606	$2,487

Liabilities
Savings deposits	$97,033	$—	$97,033	$—
Checking and money market deposits	$464,813	$110,663	$354,150	$—
Certificates of deposit	$266,551	$—	$267,725	$—
Borrowings	$99,887	$—	$108,723	$—
Accrued interest payable	$116	$—	$116	$—

	At December 31, 2012
		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	Carrying Amount

	(in thousands)
Assets
Cash and cash equivalents	$24,228	$6,867	$17,361	$—
Interest-bearing time deposits	$9,259	$—	$9,259	$—
Loans held for sale	$8,795	$—	$8,795	$—
Loans receivable	$714,396	$—	$12,904	$725,116
FHLB Stock	$5,775	n/a	n/a	n/a
Accrued interest receivable	$3,091	$—	$627	$2,464
Liabilities
Savings deposits	$96,160	$—	$96,160	$—
Checking and money market deposits	$449,809	$86,266	$363,543	$—
Certificates of deposit	$238,622	$—	$240,997	$—
Borrowings	$97,965	$—	$109,952	$—
Accrued interest payable	$148	$—	$148	$—

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 – OTHER REAL ESTATE OWNED

At September 30, 2013, other real estate owned (OREO) totaled $7.4 million and consisted of 12 residential properties and 25 commercial properties. At December 31, 2012, OREO totaled $7.2 million and consisted of thirty-five residential and thirteen commercial properties.

For the three months ended September 30, 2013, the Company sold 3 commercial OREO properties and 6 residential OREO properties with an aggregate carrying value totaling $1.1 million. The Company recorded net gains on the sale of OREO of $17,000 in the third quarter of 2013 compared to net gains of $44,000 recorded in the third quarter of 2012. For the nine months ended September 30, 2013, the Company sold 8 commercial OREO properties and 16 residential OREO properties with an aggregate carrying value totaling $4.8 million. For the nine months ended September 30, 2013, the Company recorded net gains on the sale of OREO of $57,000 compared to net losses of $257,000 for the nine months ended September 30, 2012. During the current quarter, the Company added 1 commercial property and 2 residential properties to OREO with an aggregate carrying value of $1.2 million.

Net expenses applicable to OREO were $377,000 for the three month period ending September 30, 2013, which included OREO valuation write-downs of $275,000, taxes and insurance totaling $67,000, net gains on the sale of OREO of $17,000 and $48,000 of miscellaneous expenses, net of OREO rental income. For the three months ended September 30, 2012, net expenses applicable to OREO of $553,000 included OREO valuation write-downs totaling $384,000, taxes and insurance totaling $110,000, net losses on the sale of OREO of $44,000and $103,000 of miscellaneous expenses, net of rental income. For the nine months ended September 30, 2013, net expenses applicable to OREO of $785,000 included OREO valuation write-downs of $445,000, taxes and insurance totaling $227,000, $170,000 of miscellaneous expenses, net of rental income, and net gains on the sale of OREO of $57,000. For the nine months ended September 30, 2012, net expenses applicable to OREO of $1.6 million included OREO valuation write-downs of $796,000, taxes and insurance totaling $340,000, net losses on the sale of OREO of $257,000, and $178,000 of miscellaneous expenses, net of rental income.

As of the date of this filing, the Company has agreements of sale for 16 OREO properties, including 12 residential building lots, with an aggregate carrying value totaling $1.9 million, although there can be no assurance that these sales will be completed.   In addition, from September 30, 2013 until the date of this filing, the Company has sold 2 commercial OREO properties with a carrying value of $203,000.  The Company recorded a net gain of $3,000 related to this sale which will be incorporated into the Company’s fourth quarter financial results.

NOTE 7 – DEPOSITS

Deposits are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Savings accounts	$97,033	$96,160
Interest-bearing checking and money market deposits	364,150	363,543
Non-interest bearing checking	100,663	86,266
Certificates of deposit of less than $100,000	118,746	129,709
Certificates of deposit of $100,000 or more	147,805	108,913
Total deposits	$828,397	$784,591

NOTE 8 – BORROWINGS

The Bank’s FHLB borrowings totaled $90.0 million and $88.0 million at September 30, 2013 and December 31, 2012, respectively, and repurchase agreements totaled $9.9 million for both periods.

NOTE 9 – INCOME TAXES

For the three months ended September 30, 2013, the Company recorded a net tax expense of $1.4 million compared to a net tax expense of $399,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Company recorded a net tax expense of $3.3 million compared to a net tax expense of $1.7 million for the nine months ended September 30, 2012. As of September 30, 2013, the balance of the deferred tax valuation allowance was approximately $1.9 million, which represented the expected expiration of the deferred tax asset related to the contribution to establish the CapeBank Charitable Foundation. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

	For the three months ended September 30,		For the nine months ended September 30,
Income taxes	2013	2012	2013	2012
	(in thousands)
Pre-tax income	$3,266	$1,932	$8,336	$5,756
Income tax expense (benefit)	$1,362	$399	$3,337	$1,660

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

During the first nine months of 2013, the Company issued 20,000 incentive stock options to certain employees at a grant price of ranging from $8.93 per share to $9.19 per share.  In addition, during the first nine months of 2013, the Company issued 8,850 non-qualified stock options to certain directors at a grant price of $9.04 per share. During the first nine months of 2012, the Company issued 15,000 incentive stock options to certain employees at grant prices ranging from $8.43 per share to $9.10 per share.

Stock option activity for the nine months ended September 30, 2013 and 2012 was as follows:

	For the nine months ended September 30,
	2013			2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1	711,290	$7.54		833,010	$7.54
Granted	28,850	$9.05		15,000	$8.65
Forfeited	(16,000)	$9.35		(108,360)	$7.28
Exercised	(8,000)	$7.28		(24,590)	$7.28
Outstanding at September 30	716,140	$7.66	6.9 years	715,060	$7.62	7.9 years
Exercisable at September 30	387,574	$7.50	6.8 years	250,024	$7.34	7.7 years
Aggregate Intrinsic Value at September 30	$643,842			$505,280
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

The following table presents the weighted average per share fair value of options granted during the periods presented, and the assumptions used based on the Black-Sholes option pricing methodology:

	For the three months ended September 30,		For the nine months ended September 30,
Assumption	2013	2012	2013	2012
Expected average risk-free interest rate	2.01%	0.91%	1.73%	1.26%
Expected average life (in years)	6.5	6.5	6.5	6.5
Expected volatility	39.14%	40.82%	39.53%	41.07%
Expected dividend yield	2.25%	0.00%	2.24%	0.00%
Weighted average per share fair value	$2.91	$3.70	$2.88	$3.59

In the third quarter of 2013, the Company issued 4,125 restricted stock awards to certain directors at a price of $9.04 per share.  The restricted stock awards will vest in five equal installments beginning on the first anniversary date of grant, or September 16, 2014.

Restricted stock activity for the nine months ended September 30, 2013 and 2012 was as follows:

	For the nine months ended September 30,
	2013		2012
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	4,950	$7.68	8,800	$7.68
Granted	4,125	$9.04	—	$—
Vested	(1,650)	$7.68	(1,925)	$7.68
Forfeited	—	$—	(1,100)	$7.68
Outstanding at September 30	7,425	$8.44	5,775	$7.68

At September 30, 2013, unrecognized compensation costs on unvested stock options and restricted stock awards was $ 1.1 million which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three and nine months ended September 30, 2013 and 2012 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$98	$121	$336	$258
Restricted common stock	4	4	11	9
Total compensation expense	102	125	347	267
Tax benefit	2	3	7	6
Net income effect	$100	$122	$340	$261

As of September 30, 2013, 897,450 options were issued and 582,032 options were available for issuance. As of September 30, 2013, based on the option agreements, there were 387,574 incentive stock options exercisable.

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

As of September 30, 2013, options to purchase 716,140 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 7,425 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of September 30, 2012, options to purchase 715,060 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 5,775 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share.

The following is the calculation of basic earnings per share for the three and nine months ended September 30, 2013 and 2012.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except share data)		(in thousands, except share data)
Net income	$1,904	$1,533	$4,999	$4,096

Basic weighted average shares outstanding	11,612,431	12,447,659	12,128,458	12,430,106
Basic earnings per share	$0.16	$0.12	$0.41	$0.33
Diluted weighted average shares outstanding	11,666,535	12,451,333	12,182,683	12,432,501
Diluted earnings per share	$0.16	$0.12	$0.41	$0.33

NOTE 12 – SALE OF BANK ASSETS

On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, New Jersey. The sale was consummated on May 31, 2011. The selling price of the properties was $7.2 million dollars with net cash proceeds of $6.8 million received at time of sale. The Bank entered into six separate lease agreements, each for a discrete portion of the original complex with initial three year terms, all ending in 2014. The net book value of the property at the time of closing was $3.8 million, resulting in a gain of $3.4 million. This gain is being recognized under the full accrual method and as an operating lease in accordance with FASB ASC Topic No. 840-40 “Sale Leaseback Transactions” which permits $1.8 million of the gain to be recognized at the time of sale and the remaining portion of the gain, $1.6 million, to be recognized evenly over the initial three-year lease period.

During the second quarter of 2012, the Bank vacated portions of their leased premises. In accordance with FASB ASC Topic No. 840-40 “Sale Leaseback Transactions”, the Bank recognized an additional portion of the deferred gain in the amount of $425,000. At September 30, 2013, the remaining balance of the deferred gain to be recognized totaled $216,000.

In accordance with FASB ASC Topic No. 360-20 “Plant, Property and Equipment, Real Estate Sales”, the Bank recognized a gain of $569,000 in the third quarter of 2013 related to the sale of a parcel of unused land, previously classified as assets held for sale. The cost basis of this asset was $281,000 and was sold on September 4, 2013 for $850,000.

NOTE 13 – REGULATORY MATTERS

As of September 30, 2013, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank’s capital ratios at September 30, 2013 were as follows: Tier I risk based capital ratio of 12.88%; Total risk based capital ratio of 14.13%; Tier I leverage ratio of 9.50%.

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax for the three months ended September 30, 2013 and 2012:

	Balance at 6/30/13	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income Three Months ended 09/30/13	Balance at 09/30/13
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(3,616)	$(70)	$—	$(70)	$(3,686)
Accumulated other comprehensive income (loss) net of tax	$(3,616)	$(70)	$—	$(70)	$(3,686)

	Balance at 6/30/12	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income Three Months ended 09/30/12	Balance at 09/30/12
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,289)	$808	$—	$808	$(481)
Accumulated other comprehensive income (loss) net of tax	$(1,289)	$808	$—	$808	$(481)

There were no reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013 and 2012:

Three Months Ended September 30,
	2013	2012	Affected Line Item in Statements of Income
(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$—	$—	Gain (loss) on sale of investment securities, net
OTTI realized	—	—	Net-other-than-temporary impairment losses
Income tax expense	—	—	Income taxes
Total reclassifications net of tax	$—	$—

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax for the nine months ended September 30, 2013 and 2012:

	Balance at 12/31/12	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income Nine Months ended 09/30/13	Balance at 09/30/13
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(679)	$(2,833)	$(174)	$(3,007)	$(3,686)
Accumulated other comprehensive income (loss) net of tax	$(679)	$(2,833)	$(174)	$(3,007)	$(3,686)

	Balance at 12/31/11	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income Nine Months ended 09/30/12	Balance at 09/30/12
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(942)	$1,034	$(573)	$461	$(481)
Accumulated other comprehensive income (loss) net of tax	$(942)	$1,034	$(573)	$461	$(481)

The following represents the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$290	$962	Gain (loss) on sale of investment securities, net
OTTI realized	—	(8)	Net-other-than-temporary impairment losses
Income tax expense	(116)	(381)	Income taxes
Total reclassifications net of tax	$174	$573

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

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, our 13 branch offices located in Atlantic and Cape May Counties, New Jersey and our market development offices (“MDOs”). We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, home equity loans and lines of credit and construction loans. On October 24, 2013, the Company announced that it was exiting the residential mortgage loan origination business. Our retail and business banking deposit products include checking accounts, money market accounts, and certificates of deposit with terms ranging from 30 days to 84 months and savings accounts.

At September 30, 2013, the Company had total assets of $1.074 billion, an increase of $33 million from the December 31, 2012 level of $1.041 billion. For the three months ended September 30, 2013 and 2012, the Company had total revenues (interest income plus non-interest income) of $12.5 million and $12.6 million, respectively. Net income for the three months ended September 30, 2013 totaled $1.9 million, or $0.16 per common and fully diluted share, compared to net income of $1.5 million, or $0.12 per common and fully diluted share for the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, the Company had total revenues of $36.0 million and $39.0 million, respectively. Net income for the nine months ended September 30, 2013 totaled $5.0 million, or $0.41 per common and fully diluted share, compared to net income of $4.1 million, or $0.33 per common and fully diluted share for the nine months ended September 30, 2012.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs located in Burlington County, New Jersey and in Radnor, Pennsylvania, servicing the five county Philadelphia market area.  Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. The continued economic weakness in the local and national economies during 2012 and through the third quarter of 2013 has affected our level of non-performing assets and loan foreclosure activity. However, we have made progress in improving our credit quality ratios. Non-performing loans as a percentage of total gross loans decreased to 1.26% at September 30, 2013 from 2.67% at December 31, 2012. The Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at September 30, 2013 was 22%, an improvement from 30% at December 31, 2012.  Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 1.66% at September 30, 2013 from 2.61% at December 31, 2012. For the periods ended, and as of September 30, 2013 and December 31, 2012, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total loans decreased to 1.29% at September 30, 2013, from 1.36% at December 31, 2012, while the ratio of our allowance for loan losses to non-performing loans increased to 102.37% at September 30, 2013 from 50.86% at December 31, 2012. For the three months ended September 30, 2013, loan charge-offs totaled $286,000 compared to loan charge-offs of $926,000 for the three months ended September 30, 2012. Of the $286,000 of loan charge-offs during the third quarter of 2013, none of these were fully reserved for as of December 31, 2012. Our total loan portfolio increased from $724.2 million at December 31, 2012 to $774.6 million at September 30, 2013. Commercial loans increased $36.8 million, net of $3.9 million of commercial loans transferred to OREO and $857,000 of charge-offs during the first nine months, and residential mortgage loans increased $16.4 million, while consumer loans declined $3.0 million. At September 30, 2013, 90.4% of our loan portfolio was secured by real estate and 61.7% of our portfolio was commercial related loans. The increase in residential mortgage loans resulted from the Bank retaining a larger portion of mortgage loans originated during the first nine months in the portfolio. On October 24, 2013, the Company announced that it was exiting the residential mortgage loan origination business. This action was the result of a significant decline in the residential refinance business and added compliance costs, the residential mortgage department will be wound down during the fourth quarter of 2013. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $43.8 million from $784.6 million at December 31, 2012 to $828.4 million at September 30, 2013 primarily resulting from an increase in certificates of deposit of $27.9 million, of which $21.2 million was attributable to an increase in brokered certificates of deposit.  Interest-bearing checking accounts increased $14.4 million from December 31, 2012, while non-interest bearing checking accounts increased $8.1 million, internal accounts increased $6.3 million and savings accounts increased $873,000 partially offset by a $13.8 million decline in money market deposit accounts.

We also maintain an investment portfolio.  As part of our Asset/Liability monitoring process, with the approval of the Board of Directors, the Company, at September 30, 2013, reclassified $10.1 million of municipal bonds with extended maturities from “available for sale” securities to “held to maturity” securities which the bank has the ability and positive intent to hold to maturity. Additionally the bank expects to recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity. Each transfer was done at fair value and any previously unrealized gain or loss will be amortized or accreted to investment securities in the consolidated statements of operation. The unrealized holding gain or loss at September 30, 2013 related to this transfer, which shall continue to be reported in a separate component of shareholders equity and will be amortized or accreted over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization or accretion of any premium or discount, which will result in no net effect to the investment yield.  Management’s ongoing monitoring of the balance sheet may result in the reclassification of additional securities to “held to maturity”.

Our principal business is generating both commercial and retail loans in the communities surrounding our offices and MDOs and using the deposits we acquire from the same market areas as a primary funding source. We offer personal and business checking, savings and money market accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. At September 30, 2013, our market area primarily included the area surrounding our 14 offices located in Cape May and Atlantic Counties, New Jersey and our MDOs located in Burlington County, New Jersey and Radnor, Pennsylvania. Additionally, on-line account opening is available for the following consumer deposit products: checking, savings, money market deposit and certificates of deposit and we offer an on-line home equity loan and line of credit application service.

2013 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 11.0% and 8.0% respectively, as of August 2013 compared to 12.2% and 9.0%, respectively, as of August 2012. Traditionally, unemployment rates are favorably influenced by the summer season. Median sale prices of single-family homes sold during the first quarter of 2013 decreased compared to the same period in 2012 in both Atlantic and Cape May Counties. The median sale prices decreased by 5.7% and 6.1%, in Atlantic and Cape May Counties, respectively, while the number of homes sold decreased 4.6% and 1.7% in Atlantic and Cape May Counties. The number of residential building permits issued increased in the second quarter of 2013 in Cape May County and decreased in Atlantic County compared to the second quarter of 2012.

During 2012, and through the third quarter of 2013, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the Bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2013 and into 2014 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed in expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they go through the work-out process.

During the remainder of 2013, Cape Bank will continue to focus on the following initiatives:

•	Continue efforts to effectively manage the Bank’s capital

•	Build core earnings

•	Continue efforts to reduce non-performing assets

•	Complete the transition to a new core processing provider and broaden digital delivery

•	Increase net income through growth in our commercial loan portfolio and core deposits

Continue efforts to effectively manage the Company’s capital:

Despite the Company’s problems with credit since the recession, we were able to maintain a strong capital position. With troubled assets becoming a reduced concern, the Company reassessed its capital position and determined that a more active management of its capital was warranted. In the fourth quarter of 2012, the Company paid its first cash dividend of $0.05 per common share and has paid a cash dividend through each successive quarter, increasing the dividend to $0.06 per common share to be paid in the fourth quarter of 2013.  Also, on April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan of up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares.  The stock repurchase was completed on July 16, 2013. On July 19, 2013, the Company announced that the Board of Directors authorized a second stock repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares.  The second stock repurchase plan was completed on October 3, 2013.  The average repurchase price for both stock repurchase plans was $9.37 per share.  Management will continue its efforts to prudently manage capital levels.

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

Management recognizes this development and has made growth in core earnings an integral part of the Company’s 2013 and 2014 Strategic Plans.

Continue efforts to reduce non-performing assets:

Management was able to reduce the level of non-performing assets during 2012 and through the third quarter of 2013 and believes that continued efforts to reduce them further will provide value to the Company’s shareholders. Several of the larger troubled credits have moved to OREO as the Bank attempts to move these properties off of the Company’s balance sheet promptly. Management will continue to focus on improving the level of non-performing assets for the remainder of 2013 and throughout 2014.

Complete the transition to a new core processing provider and broaden digital delivery:

The contract with the Bank’s core processor ended in October 2013. Throughout 2012, the Bank conducted a review of processors and systems features, and in late 2012 signed a contract with FISERV as the Bank’s new core processor.  As consumers increasingly embrace digital channels, we focused our due diligence on systems that will further digital delivery of consumer services.   The core system conversion to FISERV occurred the weekend of October 18, 2013.

Increase net income through growth in our commercial loan portfolio and core deposits:

Net interest income will benefit if we are successful in increasing earning assets through growth in the commercial loan portfolio and build core deposits. Early signs of activity are positive but with a fragile recovery, exogenous factors could undermine our efforts. Total net loans increased $50.2 million from December 31, 2012 for an annualized growth rate of 9.4%, while total deposits have increased $43.8 million from December 31, 2012 for an annualized growth rate of 7.4%.

The net interest margin increased to 3.76% for the nine months ended September 30, 2013, an increase of 1 basis point from the nine months ended September 30, 2012. The increase of 1 basis point was the result of the cost of funds on interest-bearing liabilities declining 40 basis points while the yield on interest-earning assets declined 34 basis points.

The impact of changes in interest rates on the Bank’s net interest income is discussed in more detail in Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

At September 30, 2013, the Company’s total assets were $1.074 billion, an increase of $33 million, or 3.23%, from the December 31, 2012 level of $1.041 billion.

Cash and cash equivalents decreased $1.7 million, or 7.02%, to $22.5 million at September 30, 2013 from $24.2 million at December 31, 2012.

Interest-bearing time deposits increased $402,000, or 4.34%, to $9.7 million at September 30, 2013 from $9.3 million at December 31, 2012. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans increased to $774.6 million at September 30, 2013 from $724.2 million at December 31, 2012, an increase of $50.4 million or 6.95%. Net loans increased $50.2 million primarily resulting from increases in commercial loans of $36.8 million and increases in mortgage loans totaling $16.4 million partially offset by a decline in consumer loans of $3.0 million. Delinquent loans decreased $5.6 million to $10.4 million, or 1.34% of total gross loans, at September 30, 2013 from $16.0 million, or 2.20% of total gross loans at December 31, 2012. Total delinquent loans by portfolio at September 30, 2013 were $6.6 million of commercial loans,

$2.7 million of residential mortgage loans, and $1.1 million of consumer loans. At September 30, 2013, delinquent loan balances by number of days delinquent were: 31 to 59 days – $1.7 million; 60 to 89 days – $583,000; and 90 days and greater – $8.1 million.

At September 30, 2013, the Company had $9.8 million in non-performing loans, or 1.26% of total gross loans, a decrease of $9.6 million from $19.4 million, or 2.67% of total gross loans at December 31, 2012. Non-performing loans do not include loans held for sale. Loans held for sale include $835,000 of loans that are on non-accrual status. At September 30, 2013, non-performing loans by loan portfolio category were as follows: $7.5 million of commercial loans, $1.5 million of residential mortgage loans, and $752,000 of consumer loans. Of these stated delinquencies, the Company had $757,000 of loans that were 90 days or more delinquent and still accruing (8 residential mortgage loans totaling $416,000 and 6 consumer loans totaling $341,000). These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At September 30, 2013, commercial non-performing loans had collateral type concentrations of $4.2 million (11 loans or 57%) secured by retail stores, $765,000 (5 loans or 10%) secured by residential related commercial loans, $412,000 (2 loans or 6%) secured by restaurant properties, $1.0 million (6 loans or 13%) secured by commercial buildings and equipment, and $1.1 million (1 loan or 14%) secured by marina/recreational properties.  The three largest commercial non-performing loan relationships are $1.8 million, $1.1 million, and $517,000.

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

Total investment securities decreased $4.1 million, or 2.4%, to $166.7 million at September 30, 2013 from $170.8 million at December 31, 2012 is primarily represented by the decline in unrealized loss of $6.0 million during this nine month period. During the third quarter of 2013, the Company reclassified $10.1 million of municipal bonds with extended maturities from available-for-sale (AFS) securities to held-to-maturity (HTM) securities.  At December 31, 2012, all of the Company’s investment securities were classified as (AFS). The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the nine months ended September 30, 2012 and recorded an $8,000 charge to earnings related to the credit loss portion of impairment. There was no OTTI for the nine months ended September 30, 2013.

Other real estate owned (“OREO”) increased $139,000 to $7.3 million at September 30, 2013 from $7.2 million at December 31, 2012 , and consisted at September 30, 2013 of twelve commercial properties and twenty-five residential properties (including eighteen building lots). During the quarter ended September 30, 2013, the Company added one commercial property and two residential properties to OREO with an aggregate carrying value of $1.2 million. In addition, three commercial OREO properties and six residential OREO properties with aggregate carrying values totaling $1.1 million were sold during the quarter ended September 30, 2013 with recognized net gains of $17,000.  As of the date of this filing, the Company has agreements of sale for sixteen OREO properties, including twelve residential building lots, with an aggregate carrying value totaling $1.9 million, although there can be no assurance that these sales will be completed.

Total deposits increased $43.8 million, or 5.58%, to $828.4 million at September 30, 2013 from $784.6 million at December 31, 2012, primarily resulting from an increase in certificates of deposit of $27.9 million, of which $21.2 million was attributable to an increase in brokered certificates of deposit.  Certificates of deposit totaled $266.6 million at September 30, 2013 compared to $238.6 million at December 31, 2012. Non-interest bearing deposits increased $14.4 million, or 16.69%, from $86.3 million at December 31, 2012 to $100.7 million at September 30, 2013. Interest-bearing checking accounts increased $607,000, or 0.17%, to $364.1 million at September 30, 2013 from $363.5 million at December 31, 2012.  Savings accounts increased $874,000 to $97.0 million at September 30, 2013 from $96.2 million at December 31, 2012.

Borrowings increased $1.9 million from $98.0 million at December 31, 2012 to $99.9 million at September 30, 2013.

Cape Bancorp’s total equity decreased $10.3 million, or 6.82%, to $140.5 million at September 30, 2013 from $150.8 million at December 31, 2012, which primarily resulted from a $11.0 million decrease related to the previously mentioned stock repurchase programs, an increase in the accumulated other comprehensive loss, partially offset by a net increase of $3.0 million (earnings less dividends declared).  At September 30, 2013, stockholders’ equity totaled $140.5 million, or 13.08% of period-end assets and tangible equity totaled $117.7 million, or 11.19% of period-end tangible assets. At September 30, 2013, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Tier I Risk-Based Capital and Total Risk-Based Capital were 9.50%, 12.88% and 14.13%, respectively, all of which exceed the well capitalized classification.

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

	For the three months ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$23,074	$25	0.43%	$25,786	$37	0.57%
Investments	178,031	977	2.20%	172,664	1,157	2.68%
Loans	752,806	9,284	4.89%	736,648	9,755	5.27%
Total interest-earning assets	953,911	10,286	4.28%	935,099	10,949	4.66%
Noninterest-earning assets	105,706			117,914
Allowance for loan losses	(9,891)			(12,108)
Total assets	$1,049,726			$1,040,905
Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$204,174	$100	0.19%	$157,868	130	0.33%
Savings accounts	97,503	18	0.07%	94,546	42	0.18%
Money market accounts	158,310	63	0.16%	170,656	178	0.41%
Certificates of deposit	248,157	532	0.85%	250,118	719	1.14%
Borrowings	97,237	561	2.29%	121,644	828	2.71%
Total interest-bearing liabilities	805,381	1,274	0.63%	794,832	1,897	0.95%
Noninterest-bearing deposits	96,000			85,917
Other liabilities	6,197			10,275
Total liabilities	907,578			891,024
Stockholders’ equity	142,148			149,881
Total liabilities & stockholders’ equity	$1,049,726			$1,040,905
Net interest income		$9,012			$9,052
Net interest spread			3.65%			3.71%
Net interest margin			3.75%			3.85%
Net interest income and margin (tax equivalent basis) (1)		$9,075	3.77%		$9,130	3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.44%			117.65%

(1)

In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $63,000 and $79,000 for the three month period ended September 30, 2013 and 2012, respectively. The average yield on investments increased to 2.34% from 2.20% for the three month period ended September 30, 2013 and increased to 2.86% from 2.68% for the three month period ended September 30, 2012.

	For the nine months ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$24,227	$79	0.44%	$26,675	$120	0.60%
Investments	177,273	2,921	2.20%	186,252	3,630	2.60%
Loans	738,281	27,490	4.98%	734,226	29,423	5.35%
Total interest-earning assets	939,781	30,490	4.34%	947,153	33,173	4.68%
Noninterest-earning assets	108,070			117,600
Allowance for loan losses	(9,850)			(12,451)
Total assets	$1,038,001			$1,052,302
Liabilities and Stockholders’ Equity
Interest-bearing demand accounts	$198,421	$334	0.23%	$158,936	432	0.36%
Savings accounts	96,773	50	0.07%	91,485	131	0.19%
Money market accounts	164,881	219	0.18%	166,930	546	0.44%
Certificates of deposit	237,931	1,736	0.98%	265,277	2,417	1.22%
Borrowings	96,476	1,726	2.39%	132,793	3,061	3.08%
Total interest-bearing liabilities	794,482	4,065	0.68%	815,421	6,587	1.08%
Noninterest-bearing deposits	89,579			77,632
Other liabilities	6,079			10,753
Total liabilities	890,140			903,806
Stockholders’ equity	147,861			148,496
Total liabilities & stockholders’ equity	$1,038,001			$1,052,302
Net interest income		$26,425			$26,586
Net interest spread			3.66%			3.60%
Net interest margin			3.76%			3.75%
Net interest income and margin (tax equivalent basis) (1)		$26,627	3.79%		$26,857	3.79%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.29%			116.16%

(1)

In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $202,000 and $271,000 for the nine month period ended September 30, 2013 and 2012, respectively. The average yield on investments increased to 2.35% from 2.20% for the nine month period ended September 30, 2013 and increased to 2.79% from 2.60% for the nine month period ended September 30, 2012.

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

	For the three months ended September 30, 2013 compared to September 30, 2012
	Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change
		(in thousands)
Interest-Earning Assets
Interest-earning deposits	$(4)	$(8)	$(12)
Investments	33	(213)	(180)
Loans	218	(689)	(471)
Total interest income	247	(910)	(663)
Interest-Bearing Liabilities
Interest-bearing demand accounts	32	(62)	(30)
Savings accounts	1	(25)	(24)
Money market accounts	(11)	(104)	(115)
Certificates of deposit	(5)	(182)	(187)
Borrowings	(151)	(116)	(267)
Total interest expense	(134)	(489)	(623)
Total net interest income	$381	$(421)	$(40)

	For the nine months ended September 30, 2013 compared to September 30, 2012
	Increase (decrease) due to changes in:
	Average Volume	Average Rate	Net Change
		(in thousands)
Interest-Earning Assets
Interest-earning deposits	$(10)	$(31)	$(41)
Investments	(179)	(530)	(709)
Loans	159	(2,092)	(1,933)
Total interest income	(30)	(2,653)	(2,683)
Interest-Bearing Liabilities
Interest-bearing demand accounts	91	(189)	(98)
Savings accounts	7	(88)	(81)
Money market accounts	(7)	(320)	(327)
Certificates of deposit	(233)	(448)	(681)
Borrowings	(735)	(600)	(1,335)
Total interest expense	(877)	(1,645)	(2,522)
Total net interest income	$847	$(1,008)	$(161)

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012

General. Net income for the three months ended September 30, 2013 was $1.9 million, or $0.16 per common and fully diluted share, compared to net income of $1.5 million, or $0.12 per common and fully diluted share for the three months ended September 30, 2012. The loan loss provision for the third quarter of 2013 totaled $449,000 compared to $710,000 for the third quarter ended September 30, 2012. Net gains on the sales of loans totaled $346,000 for the three months ended September 30, 2013 compared to $227,000 for the same period in 2012. Included in the net gains on the sales of loans were gains on the sales of SBA loans totaling $154,000 and $118,000 for the three months ended September 30, 2013 and 2012, respectively. The three months ended September 30, 2013 included a gain in the amount of $569,000 on the sale of a parcel of unused land, previously classified as assets held for sale.    Loan related expenses (real estate taxes, insurance, legal and other loan related expenses) totaled $446,000 for the third quarter ended September 30, 2013 compared to $392,000 for the same period in 2012.  OREO expenses totaled $403,000 for the three months ended September 30, 2013 compared to $670,000 for the three months ended September 30, 2012.  Included in these expenses were OREO write-downs totaling $275,000 for the three months ended September 30, 2013 compared to $384,000 for the three months ended September 30, 2012. Federal deposit insurance premiums totaled $215,000 and $347,000 for the three months ended September 30, 2013 and 2012, respectively.  Net interest income decreased $37,000 in the third quarter of 2013 compared to the third quarter of 2012. The net interest margin decreased 10 basis points to 3.75% for the quarter ended September 30, 2013 from 3.85% for the quarter ended September 30, 2012.

For the nine months ended September 30, 2013 net income was $5.0 million, or $0.41 per common and fully diluted share compared to net income of $4.1 million, or $0.33 per common and fully diluted share, for the nine months ended September 30, 2012. The loan loss provision totaled $1.1 million for the nine months ended September 30, 2013 compared to $2.6 million for the nine months ended September 30, 2012. Net gains on the sale of loans totaled $929,000 for the nine months ended September 30, 2013 compared to net gains of $400,000 for the same period in 2012.   Included in the net gains on the sales of loans were gains on the sales of SBA loans totaling $258,000 and $118,000 for the nine months ended September 30, 2013 and 2012, respectively. Net gains on the sales of investment securities totaled $290,000 for the nine months ended September 30, 2013 compared to $963,000 in net securities gains for the nine months ended September 30, 2012. The nine months ended September 30, 2013 included net gains on the sale of OREO totaling $57,000 compared to net losses on the sale of OREO totaling $257,000 for the nine months ended September 30, 2012.  The nine months ended September included the previously mentioned gain in the amount of $569,000 on sale of an asset held for sale.  OREO rental income totaled $40,000 for the nine months ended September 30, 2013 compared to $242,000 for the same nine month period in 2012. Included in other income for the nine months ended September 30, 2013 is an $83,000 write-down on an asset held for sale. An additional gain on the sale of bank premises totaling $425,000 was recognized in the nine month period ending September 30, 2012 as a result of vacating leased space in the second quarter of 2012. Employment costs for the nine months ended September 30, 2013 totaled $11.9 million compared to $10.9 million for the nine months ended September 30, 2012.  The increase is primarily attributable to incentive based compensation programs and the expansion of the commercial loan functions.  OREO expenses totaled $882,000 for the nine months ended September 30, 2013 compared to $1.6 million for the nine months ended September 30, 2012. Included in these expenses were OREO write-downs totaling $445,000 for the nine months ended September 30, 2013 compared to $796,000 for the nine months ended September 30, 2012. Loan related expenses were $1.2 million for the nine months ended September 30, 2013 compared to $1.6 million for the same period in 2012. Federal deposit insurance premiums totaled $735,000 and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.  Other operating expenses declined by $1.1 million to $2.7 million for the nine months ended September 30, 2013 from $3.8 million for the nine months ended September 30, 2012 primarily as a result of the previously reported $921,000 penalty on the prepayment of fixed rate term borrowings.

Interest Income. Interest income decreased $660,000, or 6.03%, to $10.3 million for the three months ended September 30, 2013, from $10.9 million for the three months ended September 30, 2012. The decrease consists of a $471,000 decrease in interest income on loans and a $189,000 decrease in interest income on investment securities. Average loan balances for the three month period ended September 30, 2013 increased $16.2 million, or 2.19%, to $752.8 million from $736.6 million for the three month period ended September 30, 2012. The average yield of the loan portfolio decreased 38 basis points to 4.89% for the three months ended September 30, 2013 from 5.27% for the three months ended September 30, 2012, reflecting a lower interest rate environment. Average interest-earning assets increased $18.8 million for the three months ended September 30, 2013 compared to the 2012 period.  The yield on interest-earning assets declined 38 basis points to 4.28% for the three months ended September 30, 2013 compared to 4.66% for the same three month period a year ago.

The average balance of the investment portfolio increased $5.4 million, or 3.13%, to $178.0 million for the three month period ended September 30, 2013 from $172.7 million for the three month period ended September 30, 2012. The average yield on the investment portfolio decreased 48 basis points to 2.20% for the three months ended September 30, 2013 from 2.68% for the three months ended September 30, 2012. The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates.

For the nine months ended September 30, 2013, interest income totaled $30.5 million, a decrease of $2.7 million, or 8.09%, from the nine months ended September 30, 2012 total of $33.2 million. The decrease consists of a $1.9 million decrease related to interest income on loans and a decrease of $751,000 in interest income on investment securities. Average loan balances for the nine month period ended September 30, 2013 increased $4.1 million, or 0.55%, to $738.3 million from $734.2 million for the nine month period ended September 30, 2012. The average balance of the investment portfolio decreased $9.0 million, or 4.82%, to $177.3 million for the nine month period ended September 30, 2013 from $186.3 million for the nine month period ended September 30, 2012. Average interest-earning assets declined $7.4 million for the nine months ended September 30, 2013 compared to the 2012 period.  The yield on average interest-earning assets declined 34 basis points to 4.34% for the nine months ended September 30, 2013 compared to 4.68% for the same nine month period a year ago,

Interest Expense. Interest expense decreased $623,000, or 32.84%, to $1.3 million for the three months ended September 30, 2013, from $1.9 million for the three months ended September 30, 2012. Average interest-bearing liabilities increased $10.5 million for the three months ended September 30, 2013 compared to the same period a year ago while the cost of average interest-bearing liabilities declined 32 basis points to 0.63% for the three months ended September 30, 2013 compared to 0.95% for the 2012 three month period.

The average balance of borrowings declined $24.4 million, or 20.06%, to $97.2 million for the three months ended September 30, 2013 from $121.6 million for the three months ended September 30, 2012, and the average cost of borrowings declined 42 basis points from 2.71% for the three months ended September 30, 2012 to 2.29% for the three months ended September 30, 2013 resulting in a combined interest expense savings of $267,000. The decline in the interest rate paid on borrowings is a direct result of the maturity of $15 million of fixed rate term borrowings with the Federal Home Loan Bank of New York at a weighted average rate of 2.87% that matured in the first quarter of 2013. These funds were primarily replaced with lower costing deposits and or a line of credit with the Federal Home Loan Bank of New York.

For the nine months ended September 30, 2013, interest expense decreased $2.5 million, or 38.29%, to $4.1 million from $6.6 million for the nine months ended September 30, 2012, resulting from interest expense reductions of $681,000 on certificates of deposit, $1.3 million on borrowings and $327,000 on money market accounts. The cost of certificates of deposit declined to 0.98% for the nine months ended September 30, 2013 from 1.22% for the nine months ended September 30, 2012. The average balance for certificates of deposit declined $27.4 million to $237.9 million for the nine months ended September 30, 2013 from $265.3 million for the nine months ended September 30, 2012. The cost of borrowings declined 69 basis points to 2.39% for the nine months ended September 30, 2013 from 3.08% for the nine months ended September 30, 2012. Average borrowings declined $36.3 million to $96.5 million for the nine months ended September 30, 2013 from $132.8 million for the nine months ended September 30, 2012. Average interest-bearing liabilities declined $20.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 while the cost of average interest-bearing liabilities declined 40 basis points to 0.68% for the nine months ended September 30, 2013 compared to 1.08% for the 2012 nine month period.

Net Interest Income. Net interest income decreased $37,000, or 0.41%, to $9.0 million for the three months ended September 30, 2013, from $9.0 million for the three months ended September 30, 2012. The net interest margin decreased 10 basis points to 3.75% for the three months ended September 30, 2013 from 3.85% for the three months ended September 30, 2012. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.44% for the three months ended September 30, 2013, from 117.65% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, net interest income declined $161,000 to $26.4 million from $26.6 million for the nine months ended September 30, 2012. The net interest margin increased 1 basis point to 3.76% for the nine months ended September 30, 2013 from 3.75% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.29% from 116.16% for the nine months ended September 30, 2012.

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

We recorded a provision for loan losses of $449,000 for the three months ended September 30, 2013 compared to $710,000 for the three months ended September 30, 2012. Loan charge-offs for the third quarter of 2013 totaled $286,000 compared to $926,000 for the third quarter of 2012. For the nine months ended September 30, 2013, the provision for loan losses totaled $1.1 million compared to $2.6 million for the nine months ended September 30, 2012. Loan charge-offs totaled $1.1 million for the nine months ended September 30, 2013 compared to $2.9 million for the nine months ended September 30, 2012. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 102.37% at September 30, 2013, from 50.86% at December 31, 2012. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.07%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 5.64%. Loan loss recoveries for the three months ended September 30, 2013 were $58,000 compared to $30,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, loan loss recoveries totaled $223,000 compared to loan loss recoveries of $170,000 for the nine months ended September 30, 2012.

The allowance for loan losses increased $155,000, or 1.57%, to $10.0 million at September 30, 2013, from $9.9 million at December 31, 2012. The ratio of our allowance for loan losses to total loans decreased to 1.29% at September 30, 2013 from 1.36% of total loans at December 31, 2012. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at September 30, 2013 was an impairment reserve for TDRs in the amount of $130,000 compared to $79,000 at December 31, 2012.

Non-Interest Income. Non-interest income totaled $2.2 million for the three months ended September 30, 2013 compared to $1.6 million for the three months ended September 30, 2012. Net gains on the sales of loans totaled $346,000 for the three months ended September 30, 2013 compared to $227,000 for the same period in 2012.  Included in the net gains on the sales of loans were gains on the sales of SBA loans totaling $154,000 and $118,000 for the three months ended September 30, 2013 and 2012, respectively. There were no net securities gains or losses for the three months ended September 30, 2013 compared to net gains of $1,000 in the third quarter of 2012. The three and nine months ended September 30, 2013 included a gain in the amount of $569,000 on the sale of a parcel of unused land, previously classified as assets held for sale.  For the nine months ended September 30, 2013, non-interest income totaled $5.5 million compared to $5.8 million for the nine months ended September 30, 2012.   Net gains on the sale of loans totaled $929,000 and $400,000 for the nine months ended September 30, 2013 and 2012, respectively. Included in the net gains on the sales of loans were gains on the sales of SBA loans totaling $258,000 and $118,000 for the nine months ended September 30, 2013 and 2012, respectively. Net gains on the sale of investment securities totaled $290,000 for the nine months ended September 30, 2013 and $963,000 for the nine months ended September 30, 2012.  The nine months ended September 30, 2012 included a previously deferred gain of $425,000 on the sale of bank premises and a $325,000 gain on the sale of the Company’s merchant card business. There were no similar gains for the three or nine months ended September 30, 2013. Net gains on the sale of OREO totaled $57,000 for the nine months ended September 30, 2013 compared to net losses on the sale of OREO totaling $257,000 for the nine months ended September 30, 2012.  Other income included OREO rental income totaling $40,000 and $242,000 for the nine months ended September 30, 2013 and 2012, respectively.

Non-Interest Expense. Non-interest expense decreased $488,000, or 6.09%, to $7.5 million for the three months ended September 30, 2013 from $8.0 million for the three months ended September 30, 2012 primarily resulting from a reduction in federal deposit insurance premiums of $132,000, lower OREO expenses of $267,000 and lower employment costs of $93,000 partially offset by an increase in loan related expenses of $54,000. For the nine month ended September 30, 2013, non-interest expense totaled $22.6 million compared to $24.1 million for the nine months ended September 30, 2012. Employment costs increased $1.0 million primarily attributable to incentive based compensation programs and the expansion of the commercial loan functions. Loan related expenses totaled $1.2 million for the nine months ended September 30, 2013 compared to $1.6 million for the nine months ended September 30, 2012 primarily resulting from lower legal and real estate tax expenses on troubled loans.  For the nine months ended September 30, 2013, OREO expenses totaled $882,000 compared to $1.6 million for the nine months ended September 30, 2012.  OREO write-downs, included in OREO expenses, were $350,000 lower in the 2013 nine month period compared to the same 2012 period.  Federal deposit insurance premiums totaled $735,000 and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.  The nine month period ended September 30, 2012 included the previously reported prepayment penalty of $921,000 related to the extinguishment of debt in the second quarter of 2012.

Income Tax Expense (Benefit). For the three months ended September 30, 2013, the Company recorded a net tax expense of $1.4 million compared to a net tax expense of $399,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Company recorded a net tax expense of $3.3 million compared to a net tax expense of $1.7 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity, redemption, and return of principal of investment securities totaled $34.0 million through September 30, 2013 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of September 30, 2013, the Company’s investment portfolio classified as available-for-sale had a fair market value of $156.6 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value. As part of the Company’s Asset/Liability monitoring process, with the approval of the Board of Directors, the Company, at September 30, 2013, reclassified $10.1 million of municipal bonds with extended maturities from available-for-sale securities to held-to-maturity securities which provides flexibility in managing our balance sheet.  Management’s ongoing monitoring of the balance sheet may result in the reclassification of additional securities to “held to maturity”.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $43.8 million, or 5.58%, during the first nine months of 2013, and comprised 88.70% of total liabilities at September 30, 2013, as compared to 88.16% at December 31, 2012.

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

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2013, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of September 30, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

In the fourth quarter of 2012, the Company paid its first cash dividend of $0.05 per common share and has paid a cash dividend through each successive quarter increasing the dividend to $0.06 per common share in the fourth quarter of 2013. On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares.  The stock repurchase was completed on July 16, 2013. On July 19, 2013, the Company announced that the Board of Directors authorized a second stock repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares.  The second stock repurchase plan was completed on October 3, 2013.  The average repurchase price for both stock repurchase plans was $9.37 per share.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
September 30, 2013
Risk based capital ratios:
Tier I risk based capital	$98,709	12.88%	$30,655	4.00%	$45,982	6.00%
Total risk based capital	$108,294	14.13%	$61,313	8.00%	$76,641	10.00%
Tier I leverage ratio	$98,709	9.50%	$41,562	4.00%	$51,952	5.00%
December 31, 2012
Risk based capital ratios:
Tier I risk based capital	$104,015	14.12%	$29,466	4.00%	$44,199	6.00%
Total risk based capital	$113,229	15.38%	$58,897	8.00%	$73,621	10.00%
Tier I leverage ratio	$104,015	10.36%	$40,160	4.00%	$50,200	5.00%

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

Through September 30, 2013, all fourteen of the bank-issued pooled trust preferred collateralized debt obligation securities have had OTTI recognized in earnings due to credit impairment. Of these securities, eleven have been completely written-off and the three remaining bank-issued CDOs have a total book value of $524,000 and a fair value of $708,000 at September 30, 2013. These write-downs were a direct result of the impact that the credit crisis has had on the underlying collateral of the securities. Consequently, many bank issuers have failed causing them to default on their security obligations while recent stress tests and potential recommendations by the U.S. Government and the banking regulators have resulted in some bank trust preferred issuers electing to defer future payments of interest on such securities. At September 30, 2013, the CDO securities principally issued by insurance companies, none of which have OTTI, had an aggregate book value of $7.8 million and a fair value of $5.0 million. A continuation of issuer defaults and elections to defer payments could adversely affect valuations and result in future impairment charges.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2013, a valuation allowance of approximately $1.9 million had been established against the Company’s deferred tax assets representing no change from December 31, 2012. See Note 9 to the Financial Statements for further details in determining the amount of the deferred tax asset that was more likely than not realizable.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently consider the use of the following strategies to manage our interest rate risk:

•	originating commercial loans that generally tend to have shorter maturity or repricing periods and higher interest rates than residential mortgage loans;

•	investing in shorter duration investment grade corporate securities, U.S. Government agency obligations and collateralized mortgage-backed securities;

•	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;

•	implementation of derivatives such as, but not limited to, interest rate swaps and interest rate caps; and

•	lengthening the terms of borrowings and deposits.

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

The table below sets forth, as of September 30, 2013, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in Interest Rates (basis points) (1)	Estimated NPV (2)	Increase (decrease) in Estimated NPV		Estimated Net Interest Income	Increase (decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
(dollars in thousands)
+200	$156,461	$(17,931)	-10.30%	$32,961	$(2,251)	-6.40%
+100	$167,996	$(6,396)	-3.70%	$34,213	$(999)	-2.80%
0	$174,392			$35,212
-100	$164,892	$(9,500)	-5.40%	$33,847	$(1,365)	-3.90%
-200	$153,341	$(21,051)	-12.10%	$32,692	$(2,520)	-7.20%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2013, in the event of a 100 basis point increase in interest rates, we would experience a $999,000 decrease in net interest income.  In the event of a 100 basis point decrease in interest rates, we would experience a $1.4 million decrease in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

(c)

(1) On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares. The repurchase plan was completed July 16, 2013.

(2) On July 19, 2013, the Company announced that the Board of Directors authorized a second stock repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares.  The second stock repurchase plan was completed on October 3, 2013.

PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/13-7/31/13	180,097	$9.66	180,097	629,858
8/1/13-8/31/13	451,596	$9.44	451,596	178,262
9/1/13-9/30/13	53,635	$9.11	53,635	124,627
Total	685,328	$9.48	685,328

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

101

The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and September 30, 2012 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and September 30, 2012 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2013 (unaudited) and Year Ended December 31, 2012; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited)

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

CAPE BANCORP, INC.

Date: November 8, 2013	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: November 8, 2013	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer