Form 10-K
period 2013-12-31
Cape Bancorp, Inc.
filed 2014-03-11
CIK 1411303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

As of March 10, 2014 there were 11,881,985 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, was $114,015,000.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2014 Annual Meeting of Shareholders (Part III).

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

Overview

Cape Bancorp, Inc. (“Cape Bancorp” or the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank (“the Bank”).

At December 31, 2013, the Company had total assets of $1.093 billion compared to $1.041 billion at December 31, 2012. For the years ended December 31, 2013 and 2012, the Company had total revenues of $47.0 million and $51.5 million, respectively. Net income for the year ended December 31, 2013 totaled $5.6 million compared to $4.6 million for the year ended December 31, 2012. At December 31, 2013, the Company had total deposits of $798.4 million and total stockholders’ equity of $140.4 million, compared to total deposits of $784.6 million and total stockholders’ equity of $150.8 million at December 31, 2012.

Cape Bank

General

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our fourteen full service branch offices, located in Atlantic and Cape May Counties, New Jersey, including our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, one drive-up teller/ATM operation in Atlantic County and our two market development offices (“MDOs”) located in Burlington County, New Jersey and in Radnor, Pennsylvania, which services the five county Philadelphia market area. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit (“HELOC”) and construction loans. Effective December 31, 2013, the Company exited the residential mortgage loan origination business which will allow for more resources to be focused on commercial lending.  Our retail and business banking deposit products include checking accounts, money market accounts, savings accounts, and certificates of deposit with terms ranging from 30 days to 60 months. At December 31, 2013, 91.7% of our loan portfolio was secured by real estate and 61.5% of our portfolio was commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs.  Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve through 2013, the Bank experienced significant declines in its level of non-performing assets as well as make progress in improving its credit quality ratios. Non-performing loans as a percentage of total gross loans decreased to 0.93% at December 31, 2013 from 2.67% at December 31, 2012. The Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at December 31, 2013 was 26% compared to 30% at December 31, 2012. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 1.35% at December 31, 2013 from 2.61% at December 31, 2012. For the periods ended, and as of December 31, 2013 and December 31, 2012, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total loans decreased to 1.18% at December 31, 2013, from 1.36% at December 31, 2012, while the ratio of our allowance for loan losses to non-performing loans increased to 127.05% at

December 31, 2013 from 50.86% at December 31, 2012. For the year ended December 31, 2013, loan charge-offs and write-downs on loans transferred to HFS totaled $2.8 million compared to loan charge-offs of $7.5 million for the year ended December 31, 2012. Our total loan portfolio increased $65.3 million to $789.8 million at December 31, 2013 from $724.5 million at December 31, 2012. Commercial loans increased $44.6 million, net of $6.5 million of commercial loans transferred to OREO throughout the year and $2.8 million of charge-offs and write-downs on loans transferred to HFS, residential mortgage loans increased $22.7 million and consumer loans declined $2.1 million. The increase in mortgage loans resulted from the Bank retaining approximately 68% of originations made during the year, partially offset by normal amortizations and payoffs. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $13.8 million from $784.6 million at December 31, 2012 to $798.4 million at December 31, 2013. Increases in certificates of deposit of $30.6 million were partially offset by a decrease in interest-bearing checking and money market deposits of $12.8 million and a decrease in non-interest bearing checking accounts totaling $3.8 million.  Savings accounts declined $131,000.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans.

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

Market Area

Our primary market area consists of Cape May and Atlantic Counties, which includes communities along the barrier islands of the southern New Jersey shore and the mainland areas. While the economies along the New Jersey shore are more seasonal in nature, the mainland areas are comprised of year-round communities. The economy of our market area is impacted by the gaming industry, a variety of service businesses, vacation-related businesses concentrated along the coastal areas and, to a lesser degree, commercial fishing. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry, and is an important regional economic hub. The severe national and local economic recession that began in late 2007 has had a significant negative impact on our market area. Unemployment rates in both Atlantic and Cape May Counties have remained elevated compared to the State of New Jersey and National levels. However, both Atlantic and Cape May Counties had significant declines in their unemployment rates from 14.3% and 16.2%, respectively, at December 2012 to 10.4% and 13.0%, respectively, at December 31, 2013, which was consistent with the decrease in unemployment rates at state and national levels. Both residential and commercial real estate values have declined during this recession. Residential real estate median sales prices remained flat year-over-year in Atlantic County and declined in Cape May County by 2.7%.  When comparing 2013 to 2012, the number of closed sales and the number of days on the market increased in both counties. Additionally, both the number and dollar amount of residential building permits issued in 2013 increased from 2012 levels in Atlantic County and Cape May County. Commercial real estate (industrial, office and retail) values remain depressed on a national level compared to 2007 levels, commercial real estate rents have declined since 2007 and commercial real estate vacancy rates have increased since 2007. However, the improvement in the commercial real estate market (industrial, office and retail) that began in 2011 continued through 2013 with improving values, rents and occupancy rates consistent with improvements within the economy. The Company believes that this information, both nationally and regionally, is consistent with the Atlantic City metropolitan area.

The gaming industry is a significant economic force in our market and has already suffered a serious decline in revenues due to the economy and increased regional competition. The Atlantic City casino industry has experienced mixed results through the first three quarters of 2013.

Gross operating profit declined 37% for the nine month period ended September 30, 2013 compared to the same period in 2012;

Ten casinos had revenue declines during the period;

Occupancy rate in the casino hotels declined to 79.7% for the nine months ended September 30, 2013 compared to 86.2% for the same period ended September 30, 2012.

Competition from neighboring states has played an important role in this decline. Pennsylvania now has 14 operating casinos representing an addition of three from the previous year. Twelve of these casinos offer both table games and slots. Delaware has only three casinos, but in 2012 began offering table games in addition to their historic slot offerings. In an attempt to revitalize Atlantic City, the State of New Jersey has worked on several initiatives:

The Tourism District Law led to a $30 million marketing plan and realigned State gaming agencies to reduce bureaucracy.

In 2011, a second casino related law was passed with a comprehensive overhaul of casino regulations. This was the first major revision since 1977.

In February 2013, the State passed a law permitting online gaming in the state if the customer registers with an existing casino.  Actual online gaming started in November of 2013.

Notwithstanding the recession, the year-round residency has remained relatively unchanged in both Cape May and Atlantic Counties from 2010 to 2013. Median household income has remained relatively stable in each county during the past three years, and was $54,978 for Atlantic County and $56,235 for Cape May County during 2013. For the State of New Jersey, median household income during 2013 was $68,482.

Competition

We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Bank and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 13.3% of the deposits in Cape May County, which was the 2nd largest market share out of the 14 financial institutions with offices in Cape May County, and we held approximately 8.4% of the deposits in Atlantic County, which was the 6th largest market share of the 16 financial institutions with offices in Atlantic County. On a combined market basis we held approximately 10.1% of the deposits which was the 4th largest market share of 21 financial institutions.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers. Our market area has a large number of competitors offering real estate lending products. Data is not available to determine our competitive position among this group. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We currently offer a variety of loans, including commercial mortgages, commercial loans, home equity loans and lines of credit, and construction loans. Our commercial mortgage loan portfolio at December 31, 2013, comprised 53.0% of our total loan portfolio, which was greater than any other loan category.

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$419,554	53.0%	$383,650	53.0%	$374,252	51.4%	$413,487	52.7%	$412,475	51.3%
Residential mortgage	250,698	31.8%	235,921	32.6%	252,513	34.6%	258,047	32.9%	244,897	30.5%
Construction	10,852	1.4%	1,765	0.2%	12,378	1.7%	15,191	1.9%	28,839	3.6%
Home equity loans and lines of credit	43,468	5.5%	45,258	6.2%	47,237	6.5%	47,875	6.1%	52,806	6.6%
Commercial business loans	64,250	8.2%	56,589	7.8%	41,827	5.7%	48,223	6.1%	62,685	7.8%
Other consumer loans	977	0.1%	1,317	0.2%	1,023	0.1%	2,207	0.3%	1,284	0.2%
Total loans	$789,799	100.0%	$724,500	100.0%	$729,230	100.0%	$785,030	100.0%	$802,986	100.0%

Less:
Allowance for loan losses	9,330		9,852		12,653		12,538		13,311
Deferred loan fees, net	342		252		236		174		202
Total loans, net	$780,127		$714,396		$716,341		$772,318		$789,473

Loan Portfolio Maturities and Yields. The following tables summarize the scheduled maturities of our loan portfolio at December 31, 2013 and December 31, 2012. Demand loans, loans having no stated repayment schedule at maturity and overdraft loans are reported as being due in one year or less. Maturities are based on final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
At December 31, 2013	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years
Ending December 31,
2014	$13,987	6.26%	$944	4.68%	$10,744	4.12%	$226	3.73%
2015	744	5.94%	233	5.28%	-	0.00%	424	4.29%
2016	18,436	4.53%	361	5.99%	-	0.00%	395	5.31%
2017 to 2018	110,424	4.69%	5,089	5.09%	-	0.00%	2,561	4.58%
2019 to 2023	79,233	4.63%	9,258	5.04%	108	4.50%	12,001	5.25%
2024 to 2028	42,946	5.76%	36,730	4.06%	-	0.00%	25,439	3.96%
2029 to 2031	28,936	5.48%	13,672	4.97%	-	0.00%	1,006	4.19%
2032 to 2034	40,499	5.68%	17,344	4.70%	-	0.00%	1,196	4.46%
2035 to 2036	17,166	6.53%	13,675	4.88%	-	0.00%	220	5.50%
2037 to 2038	26,883	6.07%	19,923	4.98%	-	0.00%	-	0.00%
2039 to 2041	37,338	5.17%	43,442	4.80%	-	0.00%	-	0.00%
2042 and beyond	2,962	4.75%	90,027	3.93%	-	0.00%	-	0.00%
Total	$419,554	5.19%	$250,698	4.42%	$10,852	4.12%	$43,468	4.39%

	Commercial Business Loans		Other Consumer Loans (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years
Ending December 31,
2014	$38,611	4.63%	$264	0.38%	$64,776	4.88%
2015	1,943	4.62%	-	0.00%	3,344	4.92%
2016	4,007	5.66%	-	0.00%	23,199	4.76%
2017 to 2018	10,321	4.90%	-	0.00%	128,395	4.72%
2019 to 2023	8,104	3.94%	-	0.00%	108,704	4.68%
2024 to 2028	558	4.27%	713	3.55%	106,386	4.72%
2029 to 2031	-	0.00%	-	0.00%	43,614	5.29%
2032 to 2034	528	4.23%	-	0.00%	59,567	5.36%
2035 to 2036	178	7.25%	-	0.00%	31,239	5.80%
2037 to 2038	-	0.00%	-	0.00%	46,806	5.61%
2039 to 2041	-	0.00%	-	0.00%	80,780	4.97%
2042 and beyond	-	0.00%	-	0.00%	92,989	3.96%
Total	$64,250	4.65%	$977	2.69%	$789,799	4.84%
(1)	Includes overdrawn DDA accounts.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
At December 31, 2012	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years
Ending December 31,
2013	$11,768	6.83%	$1,144	4.60%	$1,765	4.29%	$184	4.66%
2014	6,812	6.57%	219	5.55%	-	0.00%	334	4.72%
2015	1,086	6.19%	415	5.20%	-	0.00%	610	4.49%
2016 to 2017	64,953	5.21%	2,582	5.89%	-	0.00%	1,932	5.02%
2018 to 2022	40,488	4.98%	14,067	5.02%	-	0.00%	12,073	5.50%
2023 to 2027	49,677	5.95%	40,240	4.34%	-	0.00%	28,841	4.09%
2028 to 2030	27,976	6.13%	15,611	5.04%	-	0.00%	-	0.00%
2031 to 2033	52,488	6.02%	10,755	5.34%	-	0.00%	1,284	4.34%
2034 to 2035	22,979	6.76%	21,073	4.88%	-	0.00%	-	0.00%
2036 to 2037	21,133	6.35%	8,361	5.68%	-	0.00%	-	0.00%
2038 to 2040	84,290	6.00%	53,246	4.90%	-	0.00%	-	0.00%
2041 and beyond	-	0.00%	68,208	4.37%	-	0.00%	-	0.00%
Total	$383,650	5.87%	$235,921	4.72%	$1,765	4.29%	$45,258	4.53%

	Commercial Business Loans		Other Consumer Loans (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years
Ending December 31,
2013	$32,926	4.97%	$119	0.69%	$47,906	5.38%
2014	1,046	6.33%	7	13.50%	8,418	6.45%
2015	1,886	5.45%	-	0.00%	3,997	5.48%
2016 to 2017	13,250	5.18%	-	0.00%	82,717	5.22%
2018 to 2022	6,015	4.51%	-	0.00%	72,643	5.04%
2023 to 2027	183	5.58%	1,191	3.56%	120,132	4.94%
2028 to 2030	542	4.00%	-	0.00%	44,129	5.72%
2031 to 2033	559	5.37%	-	0.00%	65,086	5.87%
2034 to 2035	182	7.25%	-	0.00%	44,234	5.87%
2036 to 2037	-	0.00%	-	0.00%	29,494	6.16%
2038 to 2040	-	0.00%	-	0.00%	137,536	5.57%
2041 and beyond	-	0.00%	-	0.00%	68,208	4.37%
Total	$56,589	5.02%	$1,317	3.35%	$724,500	5.34%
(1)	Includes overdrawn DDA accounts.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2013 and December 31, 2012 that are contractually due within one year and after one year.

	At December 31, 2013
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$6,124	$28,018	$34,142	$7,863	$377,549	$385,412	$419,554
Residential mortgage	944	213,050	213,994	-	36,704	36,704	250,698
Construction	8,977	-	8,977	1,767	108	1,875	10,852
Home equity loans and lines of credit	73	15,660	15,733	153	27,582	27,735	43,468
Commercial business loans	2,513	23,794	26,307	36,098	1,845	37,943	64,250
Other consumer loans	258	-	258	6	713	719	977
Total	$18,889	$280,522	$299,411	$45,887	$444,501	$490,388	$789,799

	At December 31, 2012
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$7,767	$9,399	$17,166	$4,001	$362,483	$366,484	$383,650
Residential mortgage	1,142	205,494	206,636	-	29,285	29,285	235,921
Construction	1,341	-	1,341	424	-	424	1,765
Home equity loans and lines of credit	155	16,208	16,363	29	28,866	28,895	45,258
Commercial business loans	2,662	22,189	24,851	30,264	1,474	31,738	56,589
Other consumer loans	114	7	121	5	1,191	1,196	1,317
Total	$13,181	$253,297	$266,478	$34,723	$423,299	$458,022	$724,500

The following table sets forth fixed and adjustable rate loans at December 31, 2013 and at December 31, 2012 as a percentage of the total loan portfolio.

	Percentage of Total Loan Portfolio
	At December 31, 2013
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$34,142	4.3%	$385,412	48.7%	$419,554
Residential mortgage	213,994	27.1%	36,704	4.7%	250,698
Construction	8,977	1.2%	1,875	0.2%	10,852
Home equity loans and lines of credit	15,733	2.0%	27,735	3.5%	43,468
Commercial business loans	26,307	3.3%	37,943	4.9%	64,250
Other consumer loans	258	0.0%	719	0.1%	977
Total	$299,411	37.9%	$490,388	62.1%	$789,799

	Percentage of Total Loan Portfolio
	At December 31, 2012
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$17,166	2.4%	$366,484	50.6%	$383,650
Residential mortgage	206,636	28.6%	29,285	4.0%	235,921
Construction	1,341	0.1%	424	0.1%	1,765
Home equity loans and lines of credit	16,363	2.2%	28,895	4.0%	45,258
Commercial business loans	24,851	3.4%	31,738	4.4%	56,589
Other consumer loans	121	0.0%	1,196	0.2%	1,317
Total	$266,478	36.7%	$458,022	63.3%	$724,500

The Bank’s fixed rate loans increased as a percentage of total loans to 37.9% at December 31, 2013 from 36.7% at December 31, 2012. The low interest rate environment has resulted in customers selecting fixed rate products, moreso in 2013, than in prior years.   During the past two years while market interest rates fell to historically low levels, we were able to maintain a net interest margin of 3.76% and 3.75% for 2013 and 2012, respectively. This increase in net interest margin during 2013 resulted from a decline of 35 basis points in the cost of interest-bearing liabilities partially offset by a 30 basis point decrease in the yield on interest-earning assets. The net interest margin for both 2013 and 2012 benefitted from the previously disclosed debt extinguishment in the second quarter of 2012, and the further restructuring of debt in the third quarter of 2012. Based on our interest rate risk modeling, when market interest rates rise our net interest income will be negatively affected based on the assumptions used in our analysis located in the section within this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.

The following table sets forth fixed and adjustable rate loans at December 31, 2013 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Fixed Rate at December 31, 2013
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$31,333	4.0%	$997	0.1%	$1,812	0.2%	$34,142
Residential mortgage	15,001	1.9%	57,758	7.3%	141,235	17.9%	213,994
Construction	8,977	1.2%	-	0.0%	-	0.0%	8,977
Home equity loans and lines of credit	7,984	1.0%	7,699	1.0%	50	0.0%	15,733
Commercial business loans	25,475	3.2%	654	0.1%	178	0.0%	26,307
Other consumer loans	258	0.0%	-	0.0%	-	0.0%	258
Total loans	$89,028	11.3%	$67,108	8.5%	$143,275	18.1%	$299,411

	Adjustable Rate at December 31, 2013
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$191,492	24.2%	$103,741	13.1%	$90,179	11.4%	$385,412
Residential mortgage	826	0.1%	1,420	0.2%	34,458	4.4%	36,704
Construction	1,875	0.2%	-	0.0%	-	0.0%	1,875
Home equity loans and lines of credit	7,623	1.0%	19,892	2.5%	220	0.0%	27,735
Commercial business loans	37,512	4.8%	431	0.1%	-	0.0%	37,943
Other consumer loans	6	0.0%	713	0.1%	-	0.0%	719
Total loans	$239,334	30.3%	$126,197	16.0%	$124,857	15.8%	$490,388

	Total Loans at December 31, 2013
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$222,825	28.2%	$104,738	13.2%	$91,991	11.6%	$419,554
Residential mortgage	15,827	2.0%	59,178	7.5%	175,693	22.3%	250,698
Construction	10,852	1.4%	-	0.0%	-	0.0%	10,852
Home equity loans and lines of credit	15,607	2.0%	27,591	3.5%	270	0.0%	43,468
Commercial business loans	62,987	8.0%	1,085	0.2%	178	0.0%	64,250
Other consumer loans	264	0.0%	713	0.1%	-	0.0%	977
Total loans	$328,362	41.6%	$193,305	24.5%	$268,132	33.9%	$789,799

The following table sets forth fixed and adjustable rate loans at December 31, 2012 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Fixed Rate at December 31, 2012
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$13,947	1.9%	$1,557	0.2%	$1,662	0.3%	$17,166
Residential mortgage	17,394	2.4%	58,125	8.1%	131,117	18.1%	206,636
Construction	1,341	0.1%	-	0.0%	-	0.0%	1,341
Home equity loans and lines of credit	8,695	1.2%	7,668	1.0%	-	0.0%	16,363
Commercial business loans	23,841	3.3%	828	0.1%	182	0.0%	24,851
Other consumer loans	121	0.0%	-	0.0%	-	0.0%	121
Total loans	$65,339	8.9%	$68,178	9.4%	$132,961	18.4%	$266,478

	Adjustable Rate at December 31, 2012
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$111,159	15.3%	$104,942	14.5%	$150,383	20.8%	$366,484
Residential mortgage	1,032	0.1%	632	0.1%	27,621	3.8%	29,285
Construction	424	0.1%	-	0.0%	-	0.0%	424
Home equity loans and lines of credit	6,438	0.9%	22,457	3.1%	-	0.0%	28,895
Commercial business loans	31,282	4.3%	53	0.0%	403	0.1%	31,738
Other consumer loans	5	0.0%	1,191	0.2%	-	0.0%	1,196
Total loans	$150,340	20.7%	$129,275	17.9%	$178,407	24.7%	$458,022

	Total Loans at December 31, 2012
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$125,106	17.2%	$106,499	14.7%	$152,045	21.1%	$383,650
Residential mortgage	18,426	2.5%	58,757	8.2%	158,738	21.9%	235,921
Construction	1,765	0.2%	-	0.0%	-	0.0%	1,765
Home equity loans and lines of credit	15,133	2.1%	30,125	4.1%	-	0.0%	45,258
Commercial business loans	55,123	7.6%	881	0.1%	585	0.1%	56,589
Other consumer loans	126	0.0%	1,191	0.2%	-	0.0%	1,317
Total loans	$215,679	29.6%	$197,453	27.3%	$311,368	43.1%	$724,500

Fixed rate long-term loans present interest rate risk to the Bank and will constrain net income in a rising interest rate environment. The magnitude of this long-term risk associated with fixed rate long-term loans is factored into our Management of Market Risk analysis provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk” . The Bank’s Cumulative Gap Analysis with assumptions results in the Bank being liability sensitive through 5 years.

The following table indicates our commercial loan portfolio concentrations sorted by the North American Industry Classification System (NAICS) code as of December 31, 2013.

Commercial Loan Concentrations

December 31, 2013

Real Estate and Rental and Leasing	36.6%
Accommodation and Food Services	20.6%
Retail Trade	9.6%
Health Care and Social Assistance	6.8%
Arts, Entertainment and Recreation	5.2%
Other Services	4.1%
Agriculture, Forestry, Fishing and Hunting	3.8%
Construction	2.9%
Professional, Scientific, Technical and Information Services	2.9%
Wholesale Trade	3.3%
Manufacturing	2.0%
Transportation and Warehousing	1.0%
Administrative, Educational and Support Services	0.8%
Finance and Insurance	0.4%
100.0%

Commercial Mortgage Loans. At December 31, 2013, commercial mortgage loans totaled $419.6 million, or 53.0%, of our total loan portfolio, which was greater than any other loan category, including one-to-four family residential mortgage loans. Commercial mortgage loans totaled $383.6 million, or 53.0%, of the total loan portfolio at December 31, 2012.

We offer commercial mortgage loans secured by real estate primarily with interest rates that reset every five years and are generally based on an amortization schedule of up to 25 years. Commercial construction loans also are originated for the acquisition and development of land as part of a full construction project and are typically based upon the prime interest rate as published in The Wall Street Journal with interest rate floors. These loans typically are paid off by permanent mortgages obtained by the buyers; commercial construction loans convert to a commercial mortgage loan once construction is completed. Commercial construction/mortgage loans for the development of non-owner occupied real estate are originated with loan-to-value ratios of up to 75%. Commercial mortgage loans for owner occupied real estate are originated with loan-to-value ratios of up to 80%. The loan-to-value ratio is defined as the lesser of the actual acquisition cost or the estimated value determined by an independent appraisal.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and cash flow. Repayments of loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than residential mortgage loans. See “Risk Factors—Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose the Bank to Increased Lending Risks”. To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.

An environmental report from a third party, the EDR Environmental Screen, is obtained on all commercial real estate loans up to $1 million. Loans in excess of $1 million may require a Phase I or Phase II analysis when the possibility exists that hazardous materials may have existed on the site, or the site may have been affected by adjoining properties that handled hazardous materials. It is the practice of the Company,that for commercial real estate loans, to obtain appraisals for the collateral securing the loan at origination and when the loan has become 90 days delinquent or if information is obtained indicating insufficient cash flow to support the loan. For these collateral dependent loans an FASB ASC Topic No. 310 Receivables analysis is performed and any resulting collateral shortfall is charged-off to the allowance for loan losses. It is not the Company’s practice to test collateral value to loan balance for loans that are performing consistent with contractual terms, or are less than 90 days delinquent, as the value of collateral does not necessarily affect the repayment capacity of the borrower.

In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired from the time of origination or the most recent appraisal, then the Company may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. This could cause us to increase the provision for loan losses and adversely affect our operating results and financial condition. The Company’s current practice when originating a commercial real estate loan is to use the commercial real estate as collateral, but, as noted above, the extension of credit is based on many other factors in addition to the value of the collateral. As a matter of practice, loan-to-value ratios on non-owner occupied real estate seldom exceed 75% and seldom exceed 80% on owner occupied real estate. If a loan is in a performing status it is not the practice of this Company to obtain updated appraised values of the collateral. The Company’s practice regarding loans delinquent 90 days or greater is discussed previously within this document.

Delinquencies in the commercial mortgage loan portfolio showed significant improvement at year-end 2013. At December 31, 2013, 16 commercial mortgage loans totaling $6.0 million were 31 days or more delinquent and 10 of such commercial mortgage loans totaling $4.6 million were more than 90 days or more delinquent. By comparison, at December 31, 2012, 29 commercial mortgage loans totaling $9.6 million were 31 days or more delinquent with 25 of such commercial mortgage loans totaling $7.8 million being more than 90 days delinquent.

One-to-Four Family Residential Mortgage Loans. At December 31, 2013, one-to-four family residential mortgage loans totaled $250.7 million, or 31.8%, of our total loan portfolio compared to $235.9 million, or 32.6%, of the total loan portfolio at December 31, 2012.

Effective December 31, 2013, the Company exited the residential mortgage loan origination business. Rising interest rates have underscored the possibility of a steepening of the yield curve in the future and increased extension risk for fixed rate loans.  Even the fairly modest increases earlier this year have brought a dramatic reduction in the residential refinance business.  In addition, increasing regulations are adding compliance costs particularly as it relates to consumer real estate transactions. As a result of this action, we anticipate residential mortgage loan outstanding balances to decline approximately 10% during 2014, which represents 3.2% of total loans at December 31, 2013.  However, we continue to offer home equity loans and lines of credit, discussed later in this section. Our general policy was not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without mortgage insurance; however, we did offer loans with loan-to-value ratios of up to 95% with mortgage insurance. We required all properties securing residential mortgage loans to be appraised. We adhered to the Appraisal Independence Requirements, as established by the secondary market for appraiser selection and independence. We required title insurance on all first mortgage loans secured by a residence, and borrowers were required to obtain hazard insurance. Additionally, we required flood insurance for loans on properties located in a flood zone.

As a result of our lending standards we did not offer, nor have, any payment option adjustable rate loans or sub-prime loans.

The following table indicates the amount and percent of residential mortgage loans that are single family and multi-family as of December 31, 2013 and 2012.

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Single Family Mortgage Loans	$236,111	94.2%	$220,985	93.7%
Multi-Family Mortgage Loans	14,587	5.8%	14,936	6.3%
Total	$250,698	100.0%	$235,921	100.0%

The following table segregates loans with original loan-to-value ratios greater than 80% and less than 80%.

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Loan to Value greater than 80% (1)	$3,637	1.5%	$2,576	1.1%
Loan to Value less than or equal to 80%	247,061	98.5%	233,345	98.9%
Total Residential Mortgage Loans	$250,698	100.0%	$235,921	100.0%
(1)	All loans with an original loan-to-value greater than 80% were single family loans for both periods presented.

Commercial Business Loans. At December 31, 2013, commercial business loans totaled $64.3 million, or 8.2%, of our total loan portfolio compared to $56.6 million, or 7.8%, of the total loan portfolio at December 31, 2012.

We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer lines of credit for working capital and term loans for capital improvements and equipment acquisition. These loans are typically based on a competitive variable rate over a published Wall Street Journal Rate or a fixed market rate. These loans may be secured by business assets other than real estate, such as business equipment and inventory and may be backed by personal guarantees.

When making commercial business loans, we consider the financial statements of the borrower and guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower and guarantors, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral, if any.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay from his or her employment or other income, and which are secured by residential real property, the value of which tends to be more easily ascertainable, commercial business loans have greater risk and typically are made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We have generally required these loans to have debt service coverage of at least 1.20, and we generally require personal guarantees. See “Risk Factors—Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose us to Increased Lending Risks.”

Construction Loans. Construction loans totaled $10.9 million, or 1.4%, of our total loan portfolio at December 31, 2013 compared to $1.8 million, or 0.2%, of the total loan portfolio at December 31, 2012.

Our commercial construction program offers construction/permanent loans. The short-term loans require monthly interest only payments based on the amount of funds disbursed. The construction/permanent loans require interest-only payments during the construction phase, and convert to a fully amortized fixed rate loan at the end of the interest-only period.  For commercial construction loans  the term is a maximum of 24 months. While providing us with a comparable, and in some cases, higher yield than conventional mortgage loans, construction loans may involve a higher level of risk. With a commercial construction loan, for example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be saleable, resulting in the borrower defaulting and Cape Bank taking title to the property.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit totaled $43.5 million, or 5.5%, of the total loan portfolio at December 31, 2013 compared to $45.3 million, or 6.2%, of the total loan portfolio at December 31, 2012.

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

Other Consumer Loans. Other consumer loans totaled $977,000, or 0.1%, of our total loan portfolio at December 31, 2013 compared to $1.3 million, or 0.2%, of the total loan portfolio at December 31, 2012.

We offer consumer loans secured by certificates of deposit held at Cape Bank, the pricing of which is based upon the rate of the certificate of deposit plus 3%. We will offer such loans up to 90% of the principal balance of the certificate of deposit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources, including direct calling on commercial prospects, existing customers, advertising, referrals from customers and walk-in traffic. From time to time, we will participate in loans originated by other banks to supplement our loan portfolio. During 2013, the Bank participated in loans originated by other banks and, at December 31, 2013, the balance of these participations totaled $17.8 million.  During 2012, we participated in one loan originated by another bank and, at December 31, 2013, the balance of these participations totaled $879,000. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting loan payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A loan servicing asset of approximately $104,000 and $26,000 as of December 31, 2013 and December 31, 2012, respectively, was recorded relating to the servicing of loans for others, and is included in other assets on our balance sheet. The increase in the servicing asset results from an increase in Small Business Administration (“SBA”) originations and subsequent sales, with the Bank retaining the servicing.

Loan Underwriting. The Company adheres to underwriting guidelines that provide for continuity and completeness of process and are summarized as follows: a comprehensive and thorough review of (i) the financial information of applicant(s) and any guarantor(s), including current and historical balance sheet and income data, (at least two (2) years), balance sheet and income projections, when appropriate, and credit checks; (ii) collateral valuation, including appraisals (based on regulatory requirements) on real estate-based loans; (iii) loan terms, pricing and covenants appropriate to risk; (iv) a review of the character and integrity of the borrower, including interviews with the proposed borrower if warranted, and (v) analysis of relevant industry data. We also review the purpose of a proposed loan which assists the Company in determining the terms of such loan, i.e. short-term notes should not be utilized to finance long-term investments or capital expenditures.

The Company’s general practice is not to make new loans or additional loans to a borrower or related interest of a borrower who is past due in principal or interest more than 90 days. In limited circumstances, the Company could advance an existing borrower new money for operating capital, with expectations that the full amount of the new advance plus reduction of the delinquent outstanding principal and interest would occur within one year of granting the additional funds.

The Company assesses a borrower’s income or cash flow expectations, its collateral position and a borrower’s financial outlook when temporarily restructuring loan terms. Based on that assessment, the Company would then determine its course of action. Generally, in a troubled situation, on a loan with a long-term maturity, the maturity date is more often shortened or left unchanged than it is extended. An exception to this would be when a loan either has matured or is near maturity, the maturity date would be extended, but not for more than twelve months. Because cash flow is often a problem for a struggling borrower, the interest rate is usually reduced for a period of time, typically twelve months. Occasionally, the Company splits the loan into two separate notes: one note structured on terms that are supported by the borrower’s ability to repay, and the other note structured on more lenient terms and/or possibly partially or fully written-down.

Correspondent Lending Relationships. Effective December 31, 2013, the Company exited the residential mortgage loan origination business.  Prior to December 31, 2013, Cape Bank had residential correspondent banking relationships with other financial institutions and mortgage banks, which enabled the Bank to generate fee income by selling conforming loans, FHA/VA and USDA loans that we originated on a servicing–released, non-recourse basis that we would normally not retain in our loan portfolio because of interest rate risk or because the loans did not conform to our standard underwriting guidelines. During the year ended December 31, 2013, Cape Bank sold approximately $47.0 million of loans to correspondents. The amount of loans sold varied according to market pricing and the portfolio needs of Cape Bank.  Effective December 31, 2013, the Bank no longer maintains these correspondent lending relationships, thus there are no expectations of fee income from this source going forward.

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

Loans-to-One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2013, our regulatory limit on loans-to-one borrower was $16.6 million. At that date, our largest lending relationship was $10.4 million, consisting of 6 loans and secured by commercial real estate and residential real estate. At December 31, 2013 these loans were performing in accordance with their terms.

Loan Commitments. The Bank issues commitments to make loans conditioned upon the occurrence of certain events. Generally, our loan commitments expire after 60 days. At December 31, 2013, the reserve for unfunded commitments totaled $89,000.

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

Consumer and residential loans are classified as non-accrual when the loan is 90 days or more delinquent with a loan-to-value ratio greater than 60 percent. Consumer and residential loans are returned to accrual status when their delinquency becomes less than 90 days and/or the loan-to-value ratio is less than 60 percent.

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

Year-end 2013 non-performing loans showed a significant decrease as a result of charge-offs totaling $2.8 million and $6.5 million of loans being transferred to OREO. At December 31, 2013, non-performing loans totaled $7.3 million, or 0.93% of total loans compared to $19.4 million, or 2.67%, of total loans at December 31, 2012.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Non-accrual loans:
Real estate loans: (1)
Commercial mortgage	$5,230	$14,162	$16,506	$27,781	$25,132
Residential mortgage	807	2,487	2,672	2,449	2,081
Construction	-	-	4,324	3,980	1,298
Home equity and line of credit	350	413	516	363	398
Commercial business loans	498	681	1,398	6,254	3,085
Other consumer loans	-	-	-	-	-

Total non-accrual loans	6,885	17,743	25,416	40,827	31,994

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	-	-	-	-	-
Residential mortgage	347	1,056	1,866	2,207	1,170
Construction	-	141	-	-	-
Home equity and line of credit	111	429	167	432	84
Commercial business loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Total loans 90 days and still Accruing	458	1,626	2,033	2,639	1,254

Total non-performing loans	7,343	19,369	27,449	43,466	33,248

Other real estate owned	7,449	7,221	8,354	3,255	4,817

Non-accrual investment securities	-	564	393	71	-

Total non-performing assets	$14,792	$27,154	$36,196	$46,792	$38,065

Performing TDRs	$3,452	$3,538	$10,840	$7,732	$-

Ratios:
Non-performing loans to total loans	0.93%	2.67%	3.77%	5.54%	4.14%
Non-performing assets to total assets	1.35%	2.61%	3.38%	4.41%	3.55%
(1)

Non-accrual loans in the table above include $688,000 in commercial mortgage TDRs and $193,000 in residential mortgage TDRs at December 31, 2013 and exclude loans held for sale, of which $1.6 million were on non-accrual status at December 31, 2013.

For the years ended December 31, 2013, 2012 and 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $719,000, $1.3 million and $2.1 million, respectively. Income recorded for such loans was $290,000, $311,000 and $649,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2013
Real estate loans:
Commercial mortgage	6	$1,468	10	$4,561	16	$6,029
Residential mortgage	4	589	12	1,154	16	1,743
Construction	-	-	-	-	-	-
Home equity loans and lines of credit	4	192	6	461	10	653
Commercial business loans	-	-	4	498	4	498
Other consumer loans	1	7	-	-	1	7
Total	15	$2,256	32	$6,674	47	$8,930
At December 31, 2012
Real estate loans:
Commercial mortgage	2	$633	25	$7,795	27	$8,428
Residential mortgage	4	253	26	3,543	30	3,796
Construction	-	-	1	141	1	141
Home equity loans and lines of credit	3	195	13	842	16	1,037
Commercial business loans	1	87	5	594	6	681
Other consumer loans	2	24	-	-	2	24
Total	12	$1,192	70	$12,915	82	$14,107
At December 31, 2011
Real estate loans:
Commercial mortgage	2	$1,363	34	$15,464	36	$16,827
Residential mortgage	5	673	33	4,538	38	5,211
Construction	-	-	4	4,324	4	4,324
Home equity loans and lines of credit	1	95	12	683	13	778
Commercial business loans	-	-	15	1,398	15	1,398
Other consumer loans	-	-	-	-	-	-
Total	8	$2,131	98	$26,407	106	$28,538
At December 31, 2010
Real estate loans:
Commercial mortgage	1	$94	46	$18,250	47	$18,344
Residential mortgage	4	477	26	4,655	30	5,132
Construction	-	-	9	3,980	9	3,980
Home equity loans and lines of credit	2	103	9	795	11	898
Commercial business loans	-	-	27	4,031	27	4,031
Other consumer loans	2	16	-	-	2	16
Total	9	$690	117	$31,711	126	$32,401
At December 31, 2009
Real estate loans:
Commercial mortgage	4	$802	48	$20,592	52	$21,394
Residential mortgage	3	1,551	16	3,251	19	4,802
Construction	-	-	4	1,298	4	1,298
Home equity loans and lines of credit	1	50	6	482	7	532
Commercial business loans	3	101	12	3,085	15	3,186
Other consumer loans	-	-	-	-	-	-
Total	11	$2,504	86	$28,708	97	$31,212

Classification of Loans. The Company categorizes loans, when the loan is initially underwritten, into risk categories based on relevant information about the ability of borrowers to service their debt.  The assessment considers numerous factors including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  Annually, this analysis includes loans with an outstanding balance greater than $250,000 and non-homogeneous loans, such as commercial and commercial real estate loans. The Company uses the following definitions for risk ratings:

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

Management believes that the Substandard category is best considered in four discrete classes: RR 7 “performing substandard loans”; RR 8, RR 9, and RR 10.

Risk Rating 7—The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit a well-defined weakness.

Risk Rating 8—These are loans that share many of the characteristics of the RR 7 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 9—These loans are impaired loans, are current and accruing, and in some cases are TDRs. They have had a FASB ASC Topic No. 310 Receivables analysis completed.

Risk Rating 10—These loans have undergone a FASB ASC Topic No. 310 Receivables analysis. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged-off.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at December 31, 2013 and December 31, 2012 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at December 31, 2013 and December 31, 2012 is presented in the recorded investment in nonaccrual loans.

Our classified assets total includes $7.3 million of non-performing loans at December 31, 2013.

Other Real Estate Owned (“OREO”). Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed. At December 31, 2013, the Company had $7.4 million in OREO compared to $7.2 million at December 31, 2012.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management deems appropriate to cover probable incurred losses. In determining the level to be maintained, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2013 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. The economic information located within the Market Area section of this report was considered by management and used as a factor in our analysis of determining the adequacy of our general allowance for loan losses.

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

	At or For the Years ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)

Balance at beginning of year	$9,852	$12,653	$12,538	$13,311	$11,240

Charge-offs:
Real estate loans:
Commercial mortgage	(2,085)	(5,989)	(9,143)	(4,159)	(8,043)
Residential mortgage	(205)	(450)	(423)	(677)	(239)
Construction	-	(602)	(2,517)	(1,160)	(2,378)
Home equity loans and lines of credit	(109)	(171)	(393)	-	-
Commercial business loans	(106)	(245)	(3,124)	(2,751)	(872)
Other consumer loans	(40)	(33)	(62)	(90)	(124)
Total charge-offs	(2,545)	(7,490)	(15,662)	(8,837)	(11,656)

Recoveries:
Real estate loans:
Commercial mortgage	205	182	96	436	406
Residential mortgage	-	-	23	-	-
Construction	-	11	9	-	114
Home equity loans and lines of credit	1	5	8
Commercial business loans	19	4	59	103	18
Other consumer loans	28	26	26	29	30
Total recoveries	253	228	221	568	568

Net (charge-offs) recoveries	(2,292)	(7,262)	(15,441)	(8,269)	(11,088)

Write-downs on transfers to HFS	(241)	-	(4,051)	-	-
Provision for loan losses	2,011	4,461	19,607	7,496	13,159

Balance at end of year	$9,330	$9,852	$12,653	$12,538	$13,311

Ratios:
Net charge-offs to average loans outstanding	0.34%	0.99%	2.01%	1.05%	1.37%
Allowance for loan losses to non- performing loans at end of year	127.05%	50.86%	46.10%	28.84%	40.04%
Allowance for loan losses to total loans at end of year	1.18%	1.36%	1.74%	1.60%	1.66%

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

	At December 31,
	2013		2012		2011
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance for	Each Category to	Allowance for	Each Category to	Allowance for	Each Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$6,744	76.4%	$6,691	72.6%	$8,208	71.3%
Residential mortgage	865	9.8%	1,300	14.1%	1,909	16.5%
Construction	227	2.6%	58	0.6%	744	6.4%
Home equity loans and lines of credit	160	1.8%	249	2.7%	349	3.0%
Commercial business loans	830	9.4%	902	9.8%	312	2.7%
Other consumer loans	4	0.0%	17	0.2%	16	0.1%
Total allocated allowance	8,830	100.0%	9,217	100.0%	11,538	100.0%
Unallocated	500		635		1,115
Total	$9,330		$9,852		$12,653

	At December 31,
	2010		2009
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$9,809	82.7%	$9,571	71.9%
Residential mortgage	879	7.4%	2,048	15.4%
Construction	736	6.2%	388	2.9%
Home equity loans and lines of credit	195	1.6%	771	5.8%
Commercial business loans	236	2.0%	492	3.7%
Other consumer loans	13	0.1%	41	0.3%
Total allocated allowance	11,868	100.0%	13,311	100.0%
Unallocated	670		-
Total	$12,538		$13,311

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

At December 31, 2013, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $166.3 million and consisted of mortgage-backed securities (including collateralized mortgage obligations), U.S. Government and agency securities (including securities issued by U.S. Government sponsored enterprises), municipal bonds, corporate bonds, collateralized debt obligations, and equity securities. At December 31, 2013, investment securities consisted of $157.2 million classified as available-for-sale (“AFS”) and $9.1 million classified as held-to-maturity (“HTM”). Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In September 2013, the Bank reclassified a portion of the AFS securities as HTM, as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to generate a favorable return on our investment and to provide pledgeable assets for liquidity management.. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved annually. The Investment Committee (a subcommittee of the Asset Liability Committee (“ALCO”)), meets on a monthly basis and is responsible for implementation of the investment policy and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a monthly basis.

Municipal Securities. We invest in municipal bonds issued by counties, cities, school districts and utility authorities; primarily general obligation and some revenue bonds. Our policy allows us to purchase such securities rated “A-” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2013, our municipal securities portfolio consisted of issuers within the State of New Jersey in the amount of $1.6 million and issuers within other states consisted of $13.5 million.

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

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. The decline in real estate values over the past five years has created additional risks. Mortgage backed securities may have individual loans in which the outstanding balance due is greater than the current value of the home. This could result in the borrower defaulting.

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

Collateralized Debt Obligations. As of December 31, 2013, we own 11 collateralized debt obligation securities (“CDOs”) that are backed by trust preferred securities, all of which have been principally issued by bank holding companies. All of the CDO securities have below investment grade credit ratings. During 2012, we recorded an $8,000 charge to earnings for the credit-related portion of other-than-temporary impairment (“OTTI”). During 2013, there was no additional OTTI charge to earnings.  In December 2013, the Company sold the remaining portion of CDOs that had a book balance of greater than zero. The remaining CDOs have a book balance of zero and, as a result, these securities are not at risk for further OTTI charges. On February 27, 2014, the Company sold the remaining CDOs having a book balance of zero resulting in a pre-tax gain of $1.9 million. See Note 3—Investment Securities of the Notes to Consolidated Financial Statements for more information related to our CDO portfolio.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$53,951	$51,606	$38,982	$39,082	$39,370	$39,746
Corporate bonds	6,090	6,178	14,103	14,241	22,128	22,181
Municipal bonds	-	-	20,307	20,758	21,405	21,997
Collateralized debt obligations	13,059	13,079	8,263	4,682	8,311	3,584
Total debt securities	$73,100	$70,863	$81,655	$78,763	$91,214	$87,508

Equity securities:
CRA Qualified Investment Fund	$5,000	$4,700	$5,000	$4,991	$-	$-
Total equity securities	$5,000	$4,700	$5,000	$4,991	$-	$-

Mortgage-backed securities:
GNMA pass-through certificates	$3,424	$3,554	$4,193	$4,430	$4,699	$4,964
FHLMC pass-through certificates	5,101	5,004	5,784	5,918	4,696	4,806
FNMA pass-through certificates	14,596	14,264	17,591	18,059	11,781	12,262
Collateralized mortgage obligations	60,686	58,781	57,764	58,696	79,894	81,174
Total mortgage-backed securities	$83,807	$81,603	$85,332	$87,103	$101,070	$103,206

Total securities available-for-sale	$161,907	$157,166	$171,987	$170,857	$192,284	$190,714

Investment securities held-to-maturity
Debt securities
Municipal bonds	$9,102	$8,906	$-	$-	$-	$-
Total debt securities	$9,102	$8,906	$-	$-	$-	$-
Total securities held-to-maturity	$9,102	$8,906	$-	$-	$-	$-

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2013 was 2.21%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$-	-	$16,968	1.43%	$36,983	1.71%	$-	-	$53,951	$51,606	1.63%
Corporate bonds	3,992	1.33%	9,067	1.26%	-	-	-	-	13,059	13,079	1.28%
Municipal bonds	982	3.26%	5,108	2.38%	-	-	-	-	6,090	6,178	2.52%
Collateralized debt obligations	-	-	-	-	-	-	-	-	-	-	-
Mortgage-backed securities:							-
Ginnie Mae pass-through certificates	-	-	71	2.95%	-	-	3,353	4.32%	3,424	3,554	4.29%
Freddie Mac pass-through certificates	-	-	2	1.75%	-	-	5,099	2.64%	5,101	5,004	2.64%
Fannie Mae pass-through certificates	-	-	175	4.86%	1	2.26%	14,420	2.93%	14,596	14,264	2.95%
Collateralized mortgage obligations	-	-	747	2.00%	962	2.05%	58,977	1.98%	60,686	58,781	1.98%
Total securities available-for-sale	$4,974	1.71%	$32,138	1.57%	$37,946	1.72%	$81,849	2.29%	$156,907	$152,466	1.98%

Investment securities held-to-maturity:
Municipal bonds	$-	-	$-	-	$7,037	2.19%	$2,065	4.01%	$9,102	$8,906	2.60%
Total securities held-to-maturity	$-	-	$-	-	$7,037	2.19%	$2,065	4.01%	$9,102	$8,906	2.60%
Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts and money market accounts, savings accounts and certificates of deposit. Included in interest-bearing demand deposits at December 31, 2013 were balances from a variety of local municipal relationships totaling $88.9 million, or 11.1%, of total deposits. At December 31, 2013, we had $31.7 million of brokered deposits, or 4.0%, of our total deposits. Included in the brokered deposits were $8.0 million of reciprocal certificates of deposits offered under the Certificate of Deposit Account Registry Service ® (“CDARS”), a program in which Cape Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.

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

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider funding needs, liquidity needs, competition, and alternative sources of funding customer preferences. We generally review our deposit mix and deposit pricing weekly. Our deposit pricing strategy generally has been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the year ended December 31,
	2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)

Non-interest bearing	$85,399	10.8%	n/a	$82,218	10.7%	n/a
Savings accounts	96,815	12.2%	0.07%	92,488	12.1%	0.17%
Interest-bearing and money market………	364,206	46.0%	0.20%	332,625	43.4%	0.37%
Certificates of deposit	244,922	31.0%	0.90%	259,447	33.8%	1.19%
Total deposits	$791,342	100.0%	0.38%	$766,778	100.0%	0.58%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012	2011
	(in thousands)
Interest Rate
Less than 2.00%	$242,589	$194,383	$218,111
2.00% - 2.99%	23,941	28,700	47,270
3.00% - 3.99%	2,658	5,353	6,247
4.00% - 4.99%	-	10,186	16,398
5.00% - 5.99%	-	-	1,079
Total	$269,188	$238,622	$289,105

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2013.

	Period to Maturity at December 31, 2013
	Less Than or Equal to a Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four Years	Total
	(in thousands)
Interest Rate
Less than 2.00%	$203,567	$22,205	$4,044	$7,312	$5,461	$242,589
2.00% - 2.99%	2,043	9,380	12,518	-	-	23,941
3.00% - 3.99%	2,045	613	-	-	-	2,658
4.00% - 4.99%	-	-	-	-	-	-
5.00% - 5.99%	-	-	-	-	-	-
Total	$207,655	$32,198	$16,562	$7,312	$5,461	$269,188

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $156.1 million. The following table sets forth the maturity of these certificates as of December 31, 2013.

At December 31, 2013
(in thousands)
Maturities
Three months or less	$105,252
Over three months through six months	12,209
Over six months through one year	13,727
Over one year to three years	20,327
Over three years	4,550
Total	$156,065

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

Our borrowings consist of advances from the Federal Home Loan Bank of New York totaling $134.0 million at December 31, 2013. Additionally, we had $9.9 million in repurchase agreements through another party at December 31, 2013. At December 31, 2013, we had access to additional Federal Home Loan Bank advances of up to $99.4 million based on our unused qualifying collateral available to support such advances. Access to these funds in the future assumes that the Federal Home Loan Bank’s evaluation of our creditworthiness will not change. In addition, we have access to funding of $6.6 million through the discount window at the Federal Reserve Bank of Philadelphia based on qualifying collateral that has been pledged to support such borrowings. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the period indicated.

	2013
	FHLB	Repurchase
	Borrowings	Agreements	Total
	(dollars in thousands)

Average daily balance during the year	$91,602	$9,932	$101,534
Average interest rate during the year	2.04%	4.39%	2.27%
Maximum month-end balance during the year	$133,995	$9,940	$143,935
Weighted average interest rate at year-end	1.39%	4.15%	1.58%

Personnel

As of December 31, 2013, we had 164 full-time employees and 39 part-time employees, or 190 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

SUPERVISION AND REGULATION

General

Federal law allows a state savings bank that qualifies as a “qualified thrift lender” (discussed below), such as Cape Bank, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such an election results in the Company being regulated as a savings and loan holding company rather than as bank holding company, by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At the time of its mutual-to-stock conversion, Cape Bank elected to be treated as a savings association under the applicable provisions of the HOLA. Accordingly, Cape Bancorp is a savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the Federal Reserve Board. Cape Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

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

Certain of the regulatory requirements that are, or will be, applicable to Cape Bank and Cape Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Cape Bank and Cape Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

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

Federal Banking Regulation

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2013, the Company and Bank has met all capital adequacy requirements to which it is subject.

Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

Tier 1 capital is comprised of the sum of:

—	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities;
—	non-cumulative perpetual preferred stock, including any related retained earnings; and
—	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

—	cumulative perpetual preferred stock;
—	certain perpetual preferred stock for which the dividend rate may be reset periodically;
—	hybrid capital instruments, including mandatory convertible securities;
—	term subordinated debt;
—	intermediate term preferred stock;
—	allowance for loan losses; and
—	up to 45% of pre-tax net unrealized holding gains on available-for-sale equity securities with readily determinable fair market values.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

—	the quality of the bank’s interest rate risk management process;
—	the overall financial condition of the bank; and
—

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

As of December 31, 2013, Cape Bank complied with applicable FDIC minimum capital requirements.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a uniform leverage ratio requirement of 4% of total assets, provides for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2013, Cape Bank was in compliance with this requirement.

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

An institution will be treated as “well-capitalized” if:

—	its ratio of total capital to risk-weighted assets is at least 10%;
—	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and
—	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

—	its ratio of total capital to risk-weighted assets is at least 8%;
—	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and
—

its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

—	its ratio of total capital to risk-based capital is less than 8%;
—	its ratio of Tier 1 capital to risk-weighted assets is less than 4%; and
—	its ratio of Tier 1 capital to total assets is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

An institution will be treated as “significantly undercapitalized” if:

—	its ratio of total capital to risk-weighted assets is less than 6%;
—	its ratio of Tier 1 capital to risk-weighted assets is less than 3%; or
—	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”

“Undercapitalized” institutions are subject to various restrictions, such as on dividends and growth. They must also file an acceptable capital restoration plan that must be guaranteed by any controlling holding company in an amount up to the lesser of 5% of the institution’s assets or the amount of capital needed to achieve compliance with capital standards. Various other supervisory restrictions may apply. The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

—	insolvency, or when the assets of the bank are less than its liabilities;
—	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
—	existence of an unsafe or unsound condition to transact business;
—	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; or
—

insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Cape Bank is classified as “well-capitalized” under the Prompt Corrective Action rules.

The recently adopted final rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly, effective January 1, 2015.

Insurance of Deposit Accounts. Cape Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Cape Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all insured depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1 /2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 0.64 basis points of an institution’s total assets less tangible equity.

Transactions with Affiliates of Cape Bank. Transactions between an insured bank, such as Cape Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. For example, Cape Bancorp is an affiliate of Cape Bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

—

limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such bank’s capital stock and surplus, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; and

—	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

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

New Jersey Regulation. Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

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

Federal law requires subsidiary institutions of savings and loan holding companies, such as Cape Bank, to provide prior notice to the Federal Reserve Board of proposed dividends. In the event Cape Bank’s capital fell below its regulatory requirements, or the FDIC notified the Bank that it was in need of increased supervision, Cape Bank’s ability to make capital distributions could be restricted. In addition, the Federal Reserve Board could deny a proposed dividend by any institution if the Federal Reserve Board determines that such dividend would be unsafe or unsound.

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That would exclude from Tier 1 capital instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Qualified Thrift Lender Test. In order for Cape Bancorp to be regulated as a savings and loan holding company, rather than as a bank holding company by the Federal Reserve Board, Cape Bank must qualify as a “qualified thrift lender” under regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2013, Cape Bank maintained 69.0% of its portfolio assets in qualified thrift investments. Cape Bank also met the Qualified Thrift Lender test in each of the prior four quarters.

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

Increased rates could have a significant impact on the Bank’s net interest income. The section, “Net Interest Income Analysis” relays the negative results of a rate increase illustrated under standard financial models. We evaluate interest rate sensitivity by estimating the change in Cape Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the difference of discounted present values of expected cash flows from assets and liabilities. At December 31, 2013, in the event of an immediate 100 basis point increase in interest rates, we would experience a 4.2% decrease in net portfolio value and a $1.5 million decrease in net interest income.   Interest rate increases during the last year have been the primary cause of the effective duration of the portfolio increasing from 2.85 years as of December 31, 2012 to 4.15 years as of December 31, 2013.See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.

Changes in interest rates can affect the average life of loans and mortgage-backed and related securities. Historically low residential mortgage rates over the recent past may significantly increase the average life of residential mortgage loans as borrowers would be incented to keep low rate mortgages in a rising interest rate environment. Rising rates may dampen the demand for loans from both the consumer and commercial customer as the economy adjusts to higher interest costs. Rising rates would also reduce the value of securities held in the Bank’s investment portfolio. Generally, the value of fixed income securities moves inversely with changes in interest rates. At December 31, 2013, the fair value of our available for sale investment securities totaled $157.2 million and the amortized cost of such securities was $161.9 million. The fair value of our HTM securities totaled $8.9 million and the amortized cost of such securities was $9.1 million.  Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

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

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Continue to Expose Us to Increased Credit Risks.

At December 31, 2013, $419.6 million, or 53.0% or our loan portfolio consisted of commercial real estate loans and represented the largest percentage of our loan portfolio. Residential mortgage loans totaled $250.7 million or 31.8% of the total loan portfolio at December 31, 2013. In addition, at December 31, 2013, $64.2 million, or 8.2% of our loan portfolio consisted of commercial business loans. Effective December 31, 2013, the Bank exited the residential mortgage loan origination business.

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

The gaming industry is a significant economic force in our market and has already suffered a serious decline in revenues due to the economy and increased regional competition. The Atlantic City casino industry has experienced mixed results through the first three quarters of 2013.

Gross operating profit declined 37% for the nine month period ended September 30, 2013 compared to the same period in 2012;

Ten casinos had revenue declines during the period;

Occupancy rate in the casino hotels declined to 79.7% for the nine months ended September 30, 2013 compared to 86.2% for the same period ended September 30, 2012.

Competition from neighboring states has played an important role in this decline. Pennsylvania now has 14 operating casinos representing an addition of three from the previous year. Twelve of these casinos offer both table games and slots. Delaware has only three casinos, but in 2012 began offering table games in addition to their historic slot offerings. In an attempt to revitalize Atlantic City, the State of New Jersey has worked on several initiatives:

The Tourism District Law led to a $30 million marketing plan and realigned State gaming agencies to reduce bureaucracy.

In 2011, a second casino related law was passed with a comprehensive overhaul of casino regulations. This was the first major revision since 1977.

In February 2013, the State passed a law permitting online gaming in the state if the customer registers with an existing casino.  Actual online gaming started in November of 2013.

A Breach of Information Security Could Negatively Affect Our Earnings.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all of our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Further, such breaches could cause harm to the Bank’s reputation. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

We Are Subject to Extensive Regulatory Oversight That Could Limit Our Operations, Products and Services, and Make Regulatory Compliance Expensive.

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on Bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. Under Dodd-Frank, the structure of Bank regulation was changed and the Consumer Financial Protection Bureau (“CFFB”) was created resulting in more extensive regulation over consumer financial products is anticipated. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place meet every aspect of current regulation. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

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

The National Economy is Experiencing a Modest/Fragile Recovery

The recession ended in 2009 although its effects continued. The economy has generated growth in GDP of 2.2% in 2012 and 2.8% in 2013. This data points to a modest recovery despite an accommodative Federal Reserve interest rate policy meant to stimulate the economy. The results have been reflected in the employment statistics which have improved during 2013 but still remain at historically elevated levels.

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

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2013, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill and intangible assets, the pro forma reduction to our net income would be approximately $1.91 per fully diluted share.

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

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

We recorded dividend income of $243,000 on our Federal Home Loan Bank of New York stock in 2013. However, no assurances can be given that these dividends will continue to be paid in the future. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings to decrease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company currently conducts business from its fourteen full service branch offices located in Atlantic and Cape May Counties, New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, one drive-up teller/ATM operation in Atlantic County and two market development offices (“MDOs”) located in Burlington County, New Jersey and in Radnor, Pennsylvania, which services the five county Philadelphia market area. At December 31, 2013, the aggregate net book value of premises and equipment was $20.0 million. With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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

(a) No equity securities were sold during the year ended December 31, 2013 that were not registered under the Securities Act.

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

Our common stock began trading on the NASDAQ Stock Market under the symbol “CBNJ” on February 1, 2008, and the per share closing price of one share of the Company’s common stock on that date was $10.05. The approximate number of shareholders of the Company’s common stock as of February 28, 2014 was 1,092.  In 2013, we declared a quarterly dividend of $0.06.  Although we currently pay quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends.  Economic factors could cause our Board of Directors to eliminate or reduce the amount of frequency of cash dividends paid on our common stock.

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

Cape Bancorp, Inc.

Total Return Performance
300
250
200
150
100
50
0
Index Value
Cape Bancorp, Inc.
NASDAQ Composite
SNL Mid-Atlantic Thrift Index
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Cape Bancorp, Inc.	100.00	72.65	91.89	84.86	94.50	112.99
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Mid-Atlantic Thrift Index	100.00	95.38	109.51	84.49	101.52	132.04

The following table sets forth the range of high and low bid information for the Company’s common stock as reported on NASDAQ for the period beginning January 1, 2012. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. In the fourth quarter of 2012, the Company paid its first cash dividend at $0.05 per common share and paid cash dividends in each subsequent quarter through year-end 2013.

	2013		2012
	High	Low	High	Low
First Quarter	$9.35	$7.38	$8.99	$7.02
Second Quarter	$9.69	$7.15	$8.56	$7.25
Third Quarter	$9.91	$8.36	$9.79	$8.00
Fourth Quarter	$10.28	$9.00	$9.48	$8.00

(b) Not applicable

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

(3)

On December 23, 2013, the Company announced that the Board of Directors authorized a third stock repurchase plan for the repurchase of up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares.

  (d) There were no equity compensation plan share issuances.

PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2) (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/13-10/31/13	124,627	$9.27	124,627	-
11/01/13-11/30/13	-	-	-	-
12/1/13-12/31/13	-	-	-	602,389
Total	124,627	$9.27	124,627

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of Cape Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bancorp and related notes included elsewhere in this Annual Report.

	At December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,092,879	$1,040,798	$1,071,128	$1,061,042	$1,072,821
Cash and cash equivalents	$24,861	$24,228	$25,475	$14,997	$13,513
Investment securities available for sale, at fair value	$157,166	$170,857	$190,714	$157,407	$152,815
Investment securities held to maturity	$9,102	$-	$-	$-	$-
Loans held for sale	$1,814	$8,795	$7,657	$1,224	$398
Loans, net	$780,127	$714,396	$716,341	$772,318	$789,473
Federal Home Loan Bank of New York stock, at cost	$7,747	$5,775	$7,533	$8,721	$10,275
Bank owned life insurance	$31,177	$30,226	$29,249	$28,252	$27,210
Deposits	$798,422	$784,591	$774,403	$753,068	$736,587
Borrowings	$143,935	$97,965	$144,019	$169,637	$203,981
Total stockholders' equity	$140,427	$150,826	$145,719	$132,154	$126,548

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Operating Data:
Interest income	$41,041	$43,684	$46,467	$50,269	$54,533
Interest expense	5,292	8,204	11,611	14,539	19,028
Net interest income	35,749	35,480	34,856	35,730	35,505
Provision for loan losses	2,011	4,461	19,607	7,496	13,159
Net interest income after provision for loan losses	33,738	31,019	15,249	28,234	22,346
Non-interest income (expense)	5,966	7,814	5,311	2,851	932
Non-interest expense	29,922	31,622	30,928	28,534	29,168
Income (loss) before income tax expense	9,782	7,211	(10,368)	2,551	(5,890)
Income tax expense (benefit)	4,231	2,655	(18,355)	(1,490)	12,011
Net income (loss)	$5,551	$4,556	$7,987	$4,041	$(17,901)

	At or for the years ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.53%	0.43%	0.75%	0.38%	(1.64%)
Return on equity (ratio of net income to average equity)	3.80%	3.05%	5.61%	3.06%	(12.89%)
Earnings (loss) per share - fully diluted	$0.46	$0.37	$0.64	$0.33	$(1.45)
Average interest rate spread (1)	3.66%	3.61%	3.42%	3.46%	3.27%
Net interest margin (2)	3.76%	3.75%	3.60%	3.66%	3.54%
Efficiency ratio	70.47%	71.68%	72.93%	68.59%	69.19%
Non-interest expense to average total assets	2.85%	3.01%	2.90%	2.68%	2.67%
Average interest-earning assets to average interest-bearing liabilities	117.78%	116.52%	114.71%	113.67%	114.11%

Asset Quality Ratios:
Non-performing assets to total assets	1.35%	2.61%	3.38%	4.41%	3.55%
Non-performing loans to total loans	0.93%	2.67%	3.77%	5.54%	4.14%
Allowance for loan losses to non-performing loans	127.05%	50.86%	46.10%	28.84%	40.04%
Allowance for loan losses to total loans	1.18%	1.36%	1.74%	1.60%	1.66%

Capital Ratios:
Total capital (to risk-weighted assets)	9.53%	10.35%	13.82%	13.90%	12.71%
Tier I capital (to risk-weighted assets)	13.07%	14.11%	12.57%	12.65%	11.45%
Tier I capital (to average assets)	14.29%	15.36%	9.15%	9.96%	9.37%
Equity to assets	12.85%	14.49%	13.60%	12.46%	11.80%

Other Data:
Number of full service offices	14	15	16	17	18
Full time equivalent employees	190	193	191	205	201
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average earning assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview/Business Strategy

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence and an experienced executive management team. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger. At December 31, 2013, we had total assets of $1.093 billion.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. More specifically, we offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small and mid-sized businesses. At December 31, 2013, our retail market area primarily included the area surrounding our 15 offices located in Cape May and Atlantic Counties, New Jersey.

During 2014, Cape Bank will focus on the following initiatives:

—	Core deposit gathering , both retail and commercial
—	Continue building commercial loan relationships
—	Continue efforts to effectively manage the Bank’s capital
—	Build core earnings
—	Continue efforts to reduce nonperforming assets
—	Effectively utilize new core processors functionality with an emphasis on digital delivery

Core deposit gathering, both retail and commercial:

The Company recognizes the value associated with strong core deposits and has built company-wide incentive programs to achieve this initiative. Both retail and commercial deposits will be focused on through advertising, branch programs, commercial loan calling officers and digital media. Deposit products will be designed to attract new deposit customers and retain existing ones.

Continue building commercial loan relationships:

Cape Bank has had good success in building strong commercial loan relationships during the past several years. This has been the result of building a seasoned group professional and knowledgeable staff combined with market driven products. The Company’s expansion into Burlington County in 2010 and the Philadelphia metro market in 2013 has produced better than anticipated results. Efforts will be made to continue to attract quality commercial lending staff as well as maximizing the efforts of the existing staff, while remaining flexible with product structure to adapt to market conditions.

Continue efforts to effectively manage the Company’s capital:

Despite the Company’s problems with credit since the recession, we were able to maintain a strong capital position. With troubled assets posing a reduced concern, the Company reassessed the level of capital and believed a continued active management would be appropriate. The Company began paying a quarterly cash dividend in the fourth quarter of 2012 and increased that dividend from $.05 per share to $.06 per share in the fourth quarter of 2013.  Additionally, during 2013, the Company completed two 5% stock buyback programs and announced a third 5% buyback program in December 2013. On January 20, 2014, the Company, with the approval of the regulators, declared a $0.06 per common share cash dividend to shareholders of record on February 3, 2014. The dividend was paid on February 17, 2014.

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

Management recognizes this development and has made growth in core earnings an integral part of the 2014 Strategic Plan.

Continue efforts to reduce non-performing assets:

Management was able to reduce the level of non-performing assets during 2013 and believes that continued efforts to reduce them further will provide value to the shareholders. Several of the larger troubled credits have moved to OREO as the Bank attempts to move these properties promptly. This area will continue to receive attention in 2014.

Effectively utilize new core processors functionality with an emphasis on digital delivery:

The Bank made a smooth transition to our new core processor, FISERV, in the 4th quarter of 2013. The Bank believes that customers are requiring access to and communication from their financial service providers through a multitude of both physical and electronic delivery channels. During 2014, the Bank will maximize its opportunities to provide products and services via multiple delivery channels offered through FISERV and other available sources.

2014 Outlook

Our market area has been affected by the recession and the modest recovery. There has been a number of economic indicators that have shown improvement in 2013 when compared to 2012. Such as; unemployment in Atlantic and Cape May County was 10.4% and 13.0%, respectively, as of December 2013, an improvement from 2012 levels of 14.3% and 16.2%, respectively. Residential real estate values remained relatively flat in 2013 compared to 2012, in both Atlantic and Cape May Counties.  Additionally, the number of residential building permits issued increased in both number and amounts in both Atlantic and Cape May Counties.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income (which is the income that we earn on our loans and investments) and interest expense (which is the interest that we pay on our deposits and borrowings). Changes in levels of market interest rates affect our net interest income.

The Bank’s net interest margin was 3.76% for 2013. This was achieved through active management of deposit pricing and steps taken to restructure borrowings during 2012.. Throughout the recession and the recovery, FOMC policy has been effective in keeping short term interest rates low while long term rates have been at historically low rates, arguably aided by the FOMC quantitative easing programs. We have taken advantage of these lower rates and have reduced deposit costs on both term deposits and transaction accounts. For the year ended December 31, 2013, the Bank’s cost of deposits was 0.42%, down from 0.65% for the year ended December 31, 2012. We anticipate that 2014 will not see any further reduction in the cost of deposits as the Bank has exhausted these opportunities and has begun to see some pricing pressure given the demand for deposits throughout the industry.

While the yield curve afforded opportunity to dramatically reduce the cost of liabilities, it also had the impact of reducing the yield on earning assets. During 2013, the yield on earning assets declined from 4.61% for the year ended December 31, 2012 to 4.32% for the year ended December 31, 2013. We plan on continuing to grow the Bank’s commercial loan portfolio and thus increasing earning assets in 2014. The very competitive market will lessen our ability to price loans at the levels we would prefer.

The Bank’s non-interest income comes predominately from fees on deposit products. We expect to maintain our current fee structure in 2014 and anticipate a level of income comparable to our 2013 performance.

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

We anticipate costs savings during 2014, and beyond, as a result of the converting our core processing system to FISERV during Q4 of 2013. Additionally, we will save in compensation expense as a result of closing the residential mortgage loan origination function in Q4 of 2013, which resulted in the reduction of 18 full time equivalents.

Growth and Expansion. In 2014, we have limited plans for expansion, with no new market development offices (“MDOs”) planned at this time. The Bank will be opportunistic if circumstance arise that would be of potential value to the Bank. The Bank has enjoyed success from the opening of a MDO in Burlington County, New Jersey in late 2010. This office has become the customer prototype for MDOs. In addition to our Burlington MDO, we opened an MDO in Radnor, Pennsylvania (March 2013).

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

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Groups of homogenous loans are evaluated in the aggregate under FASB ASC Topic No. 450 Contingencies, using historical loss factors adjusted for economic conditions and other environmental factors. Other environmental factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, and single and total credit exposure. Certain loans that indicate underlying credit or collateral concerns may be evaluated individually for impairment in accordance with FASB ASC Topic No. 310 Receivables. If a loan is impaired and repayment is expected solely from the collateral, the difference between the outstanding balance and the value of the collateral will be charged off. For potentially impaired loans where the source of repayment may include other sources of repayment from third parties, the evaluation may include these potential sources of repayment and indicate the need for a specific reserve for any potential shortfall. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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

Securities Impairment. Beginning 2013, the Company’s investment portfolio included twenty-two securities in pooled trust preferred collateralized debt obligations, fourteen of which had been principally issued by bank holding companies, and eight of which had been principally issued by insurance companies.. All of the aforementioned securities had below investment grade credit ratings.

Through December 31, 2012, all fourteen of the bank-issued pooled trust preferred collateralized debt obligation securities had OTTI recognized in earnings due to credit impairment. Of those securities, eleven have been completely written-off and the three remaining bank-issued CDOs had a total book value of $524,000 and a fair value of $564,000 at December 31, 2012. At December 31, 2012, the CDO securities principally issued by insurance companies, none of which have had OTTI charges, had an aggregate book value of $7.7 million and a fair value of $4.1million.

In December 2013 the Bank sold all of the CDO securities principally issued by insurance companies as well as the three remaining CDO securities that had been principally issued by bank holding companies. At the time of sale, these securities had an aggregate book value of $8.3 million  and the Bank recorded an $851,000 loss on the sale.  Additionally, in February 2014, the Bank sold the eleven CDO securities that had been fully written-off for $1.9 million.

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

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

The Company’s total assets at December 31, 2013 totaled $1.093 billion, an increase of $52.0 million, or 5.00%, from the December 31, 2012 level of $1.041 billion. The increase was primarily attributable to an increase in net loans of $65.7 million. Investment securities decreased $4.6 million.

Cash and cash equivalents increased $633,000, or 2.61%, to $24.9 million at December 31, 2013 from $24.2 million at December 31, 2012. Interest-bearing time deposits decreased $74,000 or 0.80%, to $9.2 million at December 31, 2013 from $9.3 million at December 31, 2012. The Company invests in time deposits of other banks generally for terms ranging from one to two years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans increased $65.2 million, or 9.00%, to $789.5 million at December 31, 2013 from $724.2 million at December 31, 2012. Net loans increased $65.7 million, net of a decrease in the allowance for loan losses of $522,000. Commercial loans increased $44.6 million, or 10.12% and residential mortgage loans increased $22.7 million, or 9.61%, as the Bank retained approximately 68% of originations made during the year. An increase in commercial loan activity within our market resulted in net growth of $44.6 million. Consumer loans declined $2.1 million.

At December 31, 2013, the Company had $7.3 million in non-performing loans, or 0.93% of total loans, compared to $19.4 million, or 2.67% of total loans, at December 31, 2012. Included in non-performing loans are troubled debt restructurings totaling $881,000 at December 31, 2013 and $3.5 million at December 31, 2012, respectively. At December 31, 2013, non-performing loans by loan portfolio category were as follows: $5.2 million of commercial mortgage loans; $1.1 million of residential mortgage loans; $498,000 of commercial business loans; and $461,000 of home equity loans. Loan charge-offs and write-downs on loans transferred to HFS for the year ended December 31, 2013 totaled $2.8 million. Loans transferred to OREO during 2013 totaled $6.5 million. Delinquent loans decreased $6.15 million to $9.83 million or 1.24% of total gross loans at December 31, 2013 from $15.98 million, or 2.20% of total loans at December 31, 2012. Total delinquent loans by portfolio at December 31, 2013 were $6.0 million of commercial mortgages, $2.3 million of residential mortgages, $497,000 of commercial business loans, $1.0 million of home equity loans, and $7,000 of other consumer loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days – $896,000; 60 to 89 days – $2.2 million; and 90 days and greater – $6.7 million.

At December 31, 2013, non-performing commercial loans had collateral type concentrations of $3.4 million (8 loans or 59%) secured by retail stores; $885,000 (5 loans or 16%) secured by residential, duplex and multi-family properties; $563,000 (1 loan or 10%) secured by B&B and hotels; $365,000 (1 loan or 6%) secured by commercial buildings and equipment; $336,000 (1 loan or 6%) secured by restaurant properties; and $198,000 (2 loans or 3%) secured by land and building lots. The three largest relationships in this category of non-performing loans are $1.8 million, $563,000, and $374,000.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified. For 2014, we anticipate a gradual decrease in the amount of problem assets as we have disposed of assets collateralizing loans that have gone through foreclosure. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities decreased $4.6 million, or 2.68%, to $166.3 million at December 31, 2013 from $170.9 million at December 31, 2012. At December 31, 2013, AFS securities totaled $157.2 million and HTM securities totaled $9.1 million. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In September 2013, the Bank reclassified a portion of the AFS securities as HTM, as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility. At December 31, 2012, all of the Company’s investment securities totaling $170.9 million were classified as AFS. The decrease in the portfolio is primarily a result of investment security sales including the December 2013 sale of the remaining trust preferred CDO securities that had a book balance of greater than zero. The Company also experienced additional OTTI related to its bank-issued CDOs portfolio during the year ended December 31, 2012 and recorded an $8,000 charge to earnings related to the credit loss portion of impairment. There was no additional OTTI recorded for the year 2013.  On February 27, 2014, the Company sold its remaining CDO portfolio which had a book balance of zero, and, as a result, recorded a $1.9 million pre-tax gain on the sale.

Total deposits increased $13.8 million, or 1.76%, to $798.4 million at December 31, 2013, from $784.6 million at December 31, 2012. The increase is attributable to a $30.6 million, or 12.81%, increase in certificates of deposit from $238.6 million at December 31, 2012 to $269.2 million at December 31, 2013, partially offset by a decrease of $16.0 million in core deposits. Interest-bearing checking accounts and money market accounts increased $12.8 million, or 3.53%, to $350.7 million at December 31, 2013 from $363.5 million at December 31, 2012. This decrease was attributable to decreases in personal money market deposit accounts of $26.0 million primarily resulting from a decline in interest rates paid and decreases in commercial money market accounts of $11.3 million primarily resulting from fluctuations in large balance accounts, partially offset by increases in municipal interest-bearing checking accounts of $9.6 million, or 12.08%, commercial interest-bearing checking of $8.4 million, or 50.14%, and increases in personal interest bearing checking accounts of $6.5 million, or 7.13%. Non-interest bearing checking accounts decreased $3.0 million, or 3.62%, to $79.7 million at December 31, 2013 from $82.7 million at December 31, 2012. Savings deposit accounts totaled $96.0 million at December 31, 2013 and $96.2 million at December 31, 2012.

Total borrowings increased $46.0 million, or 46.92%, to $143.9 million at December 31, 2013 from $98.0 million at December 31, 2012. This primarily resulted from an increase in the FHLB overnight borrowing of $60.0 million. In June 2012, the Company extinguished $20.0 million in FHLB of NY fixed rate term borrowings which had a weighted average rate of 3.44% and maturity dates ranging from August 2013 through February 2014. The prepayment of these borrowings will be accretive to net interest income through the first quarter of 2014. In addition, in August 2012, the Company restructured an additional $54.0 million in borrowings, significantly lowering the cost of funds. As a result of both restructurings, net interest income is projected to increase by $1.3 million annually and the net interest margin will benefit by 22 basis points annually. At December 31, 2013, our borrowings to assets ratio increased to 13.2% from 9.4% at December 31, 2012 primarily resulting from the previously mentioned increase in the overnight borrowing.  Borrowings to total liabilities increased to 15.1% at December 31, 2013 from 11.0% at December 31, 2012.

Stockholders’ equity decreased $10.4 million, or 6.89%, to $140.4 million at December 31, 2013, from $150.8 million at December 31, 2012. The decrease in equity was primarily attributable to $12.0 million decrease related to the Company’s stock repurchase programs and an increase of $2.3 million in the accumulated other comprehensive loss, partially offset by a net increase of $3.1 million (earnings less dividends declared) in retained earnings. At December 31, 2013, stockholders’ equity totaled $140.4 million, or 12.85% of total assets, and tangible equity totaled $117.6 million or 10.99% of total tangible assets.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General. The Company recorded net income of $5.6 million, or $0.47 per common share and $0.46 per fully diluted share for the year ended December 31, 2013 compared to net income of $4.6 million, or $0.37 per common and fully diluted share for the year ended December 31, 2012. Pre-tax income increased $2.6 million year-over-year primarily resulting from a reduction in the loan loss provision of $2.5 million., an increase in net interest income of $265,000, increases in net gains on the sale of loans of $799,000, net gains on the sale of OREO of $341,000, lower OREO expenses of $809,000, lower loan related expenses of $686,000, and a reduction of $485,000 in Federal deposit insurance premiums. In addition, the full year 2012 included a $921,000 prepayment penalty of related to the previously disclosed debt extinguishment in the second quarter of 2012.  These positive factors were partially offset by net securities losses of $561,000 in 2013 compared to net securities gains totaling $1.6 million for the same 2012 period, a reduction in the gain on sale of bank premises of $425,000, and an increase in salaries and employee benefits totaling $1.5 million primarily attributable to incentive based compensation programs, the expansion of the commercial loan functions and severance costs related to the exiting of our residential mortgage loan origination business.

Interest Income. Interest income decreased $2.6 million, or 6.06%, to $41.0 million for the year ended December 31, 2013, from $43.7 million for the year ended December 31, 2012. The decrease for the year resulted from a $1.8 million, or 4.67%, decrease in interest income on loans. Average loan balances for the year ended December 31, 2013 increased $13.3 million, or 1.80% to $748.7 million from $735.4 million for the year ended December 31, 2012. However, the average yield on loans declined 34 basis points to 4.95% for the year ended December 31, 2013 compared to 5.29% for the year ended December 31, 2012, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income.  For the year ended December 31, 2013, loan charge-offs totaled $2.8 million and loans transferred to OREO totaled $6.5 million. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms approximated $719,000 for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012.

The average balance of the investment portfolio increased $4.7 million, or 2.57%, to $187.7 million for the year ended December 31, 2013 from $183.0 million for the year ended December 31, 2012. The average yield on the investment portfolio decreased 49 basis points to 2.06% for the year ended December 31, 2013 from 2.55% for the year ended December 31, 2012. The decrease in the investment portfolio yield was a result of the proceeds from higher yielding securities being reinvested into securities that have lower coupon rates.

Interest Expense. Interest expense decreased $2.9 million, or 35.49%, to $5.3 million for the year ended December 31, 2013, from $8.2 million for the year ended December 31, 2012. The decrease in interest expense resulted from lower rates on interest-bearing deposit products, particularly certificates of deposit and money market accounts, and a lower cost of borrowings.

Interest expense on certificates of deposit decreased $874,000, or 28.36%, to $2.2 million for the year ended December 31, 2013, from $3.1 million for the year ended December 31, 2012. The average rate paid on certificates of deposit decreased 29 basis points to 0.90% for the year ended December 31, 2013, from 1.19% for the year ended December 31, 2012 while the average balance of certificates of deposit decreased $14.5 million, or 5.6% to $244.9 million for the year ended December 31, 2013, from $259.4 million for the year ended December 31, 2012. Interest expense on interest-bearing demand accounts and money market accounts decreased $525,000, or 42.41%, to $713,000 for the year ended December 31, 2013, from $1.2 million for the year ended December 31, 2012. The average rate paid on interest-bearing demand accounts and money market accounts decreased 17 basis points to 0.20% for the year ended December 31, 2013, from 0.37% for the year ended December 31, 2012. The average balance of interest-bearing demand accounts and money market accounts increased $31.6 million, or 8.67%, to $364.2 million for the year ended December 31, 2013, from $332.6 million for the year ended December 31, 2012. Interest expense on savings accounts decreased $90,000 to $64,000 for the year ended December 31, 2013, from $154,000 for the year ended December 31, 2012. The average rate paid on savings deposits decreased 10 basis points to 0.07% for the year ended December 31, 2013, from 0.17% for the year ended December 31, 2012, while the average balance of savings accounts increased $4.3 million, or 4.68% to $96.8 million for the year ended December 31, 2013, from $92.5 million for the year ended December 31, 2012. The average balance of interest-bearing demand accounts and money market accounts includes both indexed priced and fixed rate municipal account relationships for the year ended December 31, 2013, with an average balance of $87.8 million and an average rate of 0.36%, compared to an average balance of $62.8 million and an average rate of 0.61% for the year ended December 31, 2012.

Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) decreased $1.4 million, or 38.15%, to $2.3 million for the year ended December 31, 2013 from $3.7 million for the year ended December 31, 2012. The average balance of borrowings declined $25.3 million, or 19.95%, to $101.5 million for the year ended December 31, 2013, from $126.8 million for the year ended December 31, 2012. The average rate paid on borrowings decreased 67 basis points to 2.27% for the year ended December 31, 2013, from 2.94% for the year ended December 31, 2012. The decreases in both the average balance and average rate paid on borrowings primarily resulted from the previously mentioned debt extinguishment in the second quarter of 2012 and the further restructuring of debt in the third quarter of 2012.

Net Interest Income. Net interest income increased $265,000, or 0.75%, to $35.7 million for the year ended December 31, 2013, from $35.5 million for the year ended December 31, 2012. The net interest margin increased by 1 basis point to 3.76% for the year ended December 31, 2013, from 3.75% for the year ended December 31, 2012. The yield on interest-earning assets declined 30 basis points to 4.32% for the year ended December 31, 2013 compared to 4.62% for the year ended December 31, 2012, while the cost of interest-bearing liabilities declined 35 basis points to 0.66% for the year ended December 31, 2013 compared to 1.01% for the same period last year. The net interest margin benefited from the previously mentioned debt extinguishment and restructuring of debt. Significant interest expense savings were realized from certificates of deposits and money market accounts as pricing strategies implemented during the year reflected the current interest rate environment and competition. The ratio of average interest earning assets to average interest bearing liabilities increased to 117.78% during the year ended December 31, 2013, from 116.52% for the year ended December 31, 2012.

Provision for Loan Losses. In accordance with FASB ASC Topic No. 450 Contingencies, we establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, external factors such as competition and regulations, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans.

The amount of the allowance is based on management’s judgment of probable losses, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.

The Company recorded a provision for loan losses of $2.0 million for the year ended December 31, 2013 compared to $4.5 million for the year ended December 31, 2012 resulting from charge-offs and write-downs of loans transferred to HFS totaling $2.8 million in 2013 compared to charge-offs totaling $7.5 million in 2012. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) increased to 127.05% at December 31, 2013, from 50.86% at December 31, 2012 primarily due a $12.1 million reduction in non-performing loans. Included in the 2013 charge-offs and write-downs of $2.8 million were partial charge-offs totaling $2.0 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.95%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 10.20%. Loan loss recoveries were $253,000 for the year ended December 31, 2013 compared to $228,000 for the year ended December 31, 2012.

Our allowance for loans losses decreased $522,000 or 5.30%, to $9.3 million at December 31, 2013, from $9.9 million at December 31, 2012. The ratio of our allowance for loan losses to total loans decreased to 1.18% at December 31, 2013, from 1.36% at December 31, 2012.

Non-Interest Income. Non-interest income decreased $1.8 million, or 23.65%, to $6.0 million for the year ended December 31, 2013, from $7.8 million for the year ended December 31, 2012. The decrease resulted from net losses on sales of investment securities totaling $561,000 for the year ended December 31, 2013 compared to net gains on the sale of investment securities totaling $1.6 million for the year ended December 31, 2012.Net gains on the sale of loans totaled $1.2 million for the year ended December 31, 2013 compared to net gains on the sale of loans totaling $423,000 for the year ended December 31, 2012 Included in the twelve month period of 2012 was a gain on the sale of the Company’s merchant card business in the amount of $325,000. The year ended December 31, 2012 included the recognition of a deferred gain related to the sale of bank premises of $425,000 resulting from vacating leased space in the second quarter of 2012 which accelerated the recognition of a portion of the deferred gain. The Company recorded net gains on the sale of OREO of $81,000 for the 2013 twelve month period compared to net losses on OREO sales of $260,000 for the year ended December 31, 2012.

Non-Interest Expense. Non-interest expense decreased $1.7 million or 5.39%, to $29.9million for the year ended December 31, 2013 from $31.6 million for the year ended December 31, 2012. OREO expenses declined $809,000 to $1.2 million for the year ended December 31, 2013 compared to $2.1 million for the twelve month period of 2012. Included in these expenses were OREO write-downs totaling $492,000 compared to $1.1 million for the year ended December 31, 2012. Loan related expenses totaled $1.4 million for the year ended December 31, 2013 compared to $2.1 million for the year ended December 31, 2012 resulting from decreased expenses related to non-performing loans. Year-over-year, Federal deposit insurance premiums decreased $485,000 and advertising expenses decreased $98,000. Salaries and benefits increased $1.5 million primarily attributable to incentive based compensation programs, the expansion of the commercial loan functions and severance costs related to the exiting of our residential mortgage loan origination business. The year ended December 31, 2012 included a prepayment penalty of $921,000 related to the previously disclosed debt extinguishment in the second quarter of 2012.

Income Tax Expense. For the year ended December 31, 2013 income tax expense totaled $4.2 million compared to income tax expense of $2.7 million for the year ended December 31, 2012, resulting in an effective tax rate of 43.2% for 2013 and 36.8% for 2012.   Income tax expense for the year ended December 31, 2012 was negatively impacted by approximately $358,000 of deferred tax asset valuation allowance related to the Cape Charitable Foundation and positively impacted by the reversal of a $256,000 FIN 48 reserve.  The increase in the effective tax rate for 2013 was primarily due to higher state income taxes combined with a lower amount of tax-exempt and BOLI income compared to total income as well as the expiration of some additional charitable contribution carryforwards offset by the remaining decrease in the valuation allowance.

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

Provision for Loan Losses. In accordance with FASB ASC Topic No. 450 Contingencies, we establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, external factors such as competition and regulations, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans.

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

Non-Interest Income. Non-interest income increased $2.5 million, or 47.13%, to $7.8 million for the year ended December 31, 2012, from $5.3 million for the year ended December 31, 2011. The increase resulted from net gains on sales of investment securities totaling $1.6 million for the year ended December 31, 2012 compared to $149,000 for the year ended December 31, 2011 and the Company recognizing a reduced OTTI charge on investment securities which totaled $8,000 for the year ended December 31, 2012 compared to an OTTI charge of $1.5 million for the year ended December 31, 2011. Net gains on the sale of loans totaled $423,000 for the year ended December 31, 2012 compared to net losses on the sale of loans totaling $67,000 for the year ended December 31, 2011.   Included in the twelve month period of 2012 was a gain on the sale of the Company’s merchant card business. The year ended December 31, 2012 included the recognition of a deferred gain related to the sale of bank premises of $425,000 compared to the initial $1.8 million gain recorded in the second quarter of 2011. The additional gain of $425,000 resulted from vacating leased space in the second quarter of 2012 which accelerated the recognition of a portion of the deferred gain. The Company recorded net losses on the sale of OREO of $260,000 for the 2012 twelve month period compared to net losses on OREO sales of $218,000 for the year ended December 31, 2011.

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

	For the years ended December 31,
		2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$14,656	$102	0.70%	$27,080	$136	0.50%	$20,725	$137	0.66%
Investments	187,715	3,876	2.06%	182,997	4,670	2.55%	180,920	4,728	2.61%
Loans	748,682	37,063	4.95%	735,409	38,878	5.29%	767,695	41,602	5.42%
Total interest-earning assets	951,053	41,041	4.32%	945,486	43,684	4.62%	969,340	46,467	4.79%
Noninterest-earning assets	107,371			116,283			113,114
Allowance for loan losses	(9,878)			(12,411)			(13,301)
Total assets	$1,048,546			$1,049,358			$1,069,153

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	$202,391	436	0.22%	$163,011	552	0.34%	$141,099	472	0.33%
Savings accounts	96,815	64	0.07%	92,488	154	0.17%	85,409	215	0.25%
Money market accounts	161,815	277	0.17%	169,614	686	0.40%	163,873	1,268	0.77%
Certificates of deposit	244,922	2,208	0.90%	259,447	3,082	1.19%	302,426	4,509	1.49%
Borrowings	101,534	2,307	2.27%	126,843	3,730	2.94%	152,196	5,147	3.38%
Total interest-bearing liabilities	807,477	5,292	0.66%	811,403	8,204	1.01%	845,003	11,611	1.37%
Noninterest-bearing deposits	85,399			82,218			75,930
Other liabilities	9,600			6,395			5,965
Total liabilities	902,476			900,016			926,898
Stockholders' equity	146,071			149,341			142,255
Total liabilities and stockholders' equity	$1,048,546			$1,049,358			$1,069,153
Net interest income		$35,749			$35,480			$34,856
Net interest spread			3.66%			3.61%			3.42%
Net interest margin			3.76%			3.75%			3.60%
Net interest income and margin (tax equivalent basis) (1)		$36,023	3.79%		$35,877	3.79%		$35,321	3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.78%			116.52%			114.71%

(1)

In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $274,000, $397,000 and $465,000 for the years ended December 31, 2013, 2012 and 2011 respectively. The average yield on investments increased from 2.06% (book basis) to 2.21% (tax-equivalent basis) for the year ended December 31, 2013, increased from 2.55% (book basis) to 2.76% (tax-equivalent basis) for the year ended December 31, 2012, and increased from 2.61% (book basis) to 2.87% (tax-equivalent basis) for the year ended December 31, 2011.

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

	For the year ended December 31, 2013			For the year ended December 31, 2012
	compared to the year ended December 31, 2012			compared to the year ended December 31, 2011
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
		(in thousands)			(in thousands)
Interest Earning Assets
Interest-earning deposits	$(63)	$29	$(34)	$42	$(43)	$(1)
Investments	118	(912)	(794)	58	(116)	(58)
Loans	678	(2,493)	(1,815)	(1,682)	(1,042)	(2,724)
Total interest income	733	(3,376)	(2,643)	(1,582)	(1,201)	(2,783)

Interest-Bearing Liabilities
Interest-bearing demand accounts	133	(249)	(116)	75	5	80
Savings accounts	7	(97)	(90)	18	(77)	(61)
Money market accounts	(32)	(377)	(409)	45	(627)	(582)
Certificates of deposit	(174)	(700)	(874)	(637)	(790)	(1,427)
Borrowings	(748)	(675)	(1,423)	(852)	(565)	(1,417)
Total interest expense	(814)	(2,098)	(2,912)	(1,351)	(2,054)	(3,407)

Total net interest income	$1,547	$(1,278)	$269	$(231)	$853	$624

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Interest Rate Risk Committee of the Board, which meets quarterly, as well as a management level Asset/Liability Committee which meets monthly. The Interest Rate Risk Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

—	originating commercial loans that generally tend to have shorter maturity or repricing characteristics;
—	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;
—	lengthening the terms of borrowings and deposits; and
—	focusing on core deposit growth.

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

The table below sets forth, as of December 31, 2013, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	NPV (2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$159,454	$(20,449)	-11.40%	$32,350	$(3,219)	-9.00%
+100	$172,351	$(7,552)	-4.20%	$34,075	$(1,494)	-4.20%
0	$179,903			$35,569
-100	$166,929	$(12,974)	-7.20%	$35,346	$(223)	-0.60%
-200	$150,875	$(29,028)	-16.10%	$35,013	$(556)	-1.60%
(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at December 31, 2013, in the event of a 100 basis point increase in interest rates, we would experience a 4.2% decrease in net portfolio value and a $1.5 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 7.2% decrease in net portfolio value and a $223,000 decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $45.4 million during 2013 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of December 31, 2013, the Company’s investment portfolio consisted of AFS securities with a fair market value of $157.2 million and HTM securities at amortized cost of $9.1 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $13.8 million, or 1.76%, during 2013, and comprised 83.83% of total liabilities at December 31, 2013, as compared to 88.16% at December 31, 2012.

Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. Capital stress testing is performed quarterly, unless circumstance dictates more frequently, and all testing results are reported to the Board of Directors. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15, “Regulatory Matters” of the Notes to Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(in thousands)

Borrowings	$60,000	$24,970	$41,050	$17,915	$143,935
Operating leases	234	251	111	-	596
Certificates of deposit	207,655	48,760	12,773	-	269,188
Total	$267,889	$73,981	$53,934	$17,915	$413,719

Commitments to extend credit	$95,805	$-	$-	$-	$95,805

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

The information required by this item begins on page F-4.

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

Cape Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This report appears on page F-1.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors” .

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement specifically the section captioned “Executive Compensation” .

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof” .

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” .

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditors” .

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Balance Sheets as of December 31, 2013 and 2012
(C)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)
4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Employment Agreement for Michael D. Devlin (5)
10.3	Change in Control Agreement for Guy Hackney (3)
10.4	Change in Control Agreement for James McGowan, Jr. (3)
10.5	Change in Control Agreement for Michele Pollack (3)
10.6	Change in Control Agreement for Charles L. Pinto (4)
10.7	Form of Director Retirement Plan (1)
10.8	2008 Equity Incentive Plan (6)
14	Code of Ethics (7)
21	Subsidiaries of Registrant
23.1	Consent of Crowe Horwath LLP
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements – Furnished herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: March 10, 2014	By:	/s/ Michael D. Devlin
Michael D. Devlin Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Michael D. Devlin	Chief Executive Officer and President (Principal Executive Officer)	March 10, 2014
Michael D. Devlin

/s/ Guy Hackney	Chief Financial Officer	March 10, 2014
Guy Hackney	(Principal Financial and Accounting Officer)

/s/ James J. Lynch	Director	March 10, 2014
James J. Lynch

/s/ Agostino R. Fabietti	Director	March 10, 2014
Agostino R. Fabietti

/s/ Roy Goldberg	Director	March 10, 2014
Roy Goldberg

/s/ Benjamin D. Goldman	Director	March 10, 2014
Benjamin D. Goldman

/s/ Frank J. Glaser	Director	March 10, 2014
Frank J. Glaser

/s/ Althea L.A. Skeels	Director	March 10, 2014
Althea L.A. Skeels

/s/ David C. Ingersoll, Jr.	Director	March 10, 2014
David C. Ingersoll, Jr.

/s/ Matthew J. Reynolds	Director	March 10, 2014
Matthew J. Reynolds

/s/ Thomas K. Ritter	Director	March 10, 2014
Thomas K. Ritter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CAPE BANCORP, INC. AND SUBSIDIARIES

*    *    *

Crowe Horwath LLP Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Cape Bancorp, Inc. and subsidiaries’ (the Company) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flow for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Livingston, New Jersey

March 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cape Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Cape Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In  our opinion, the  consolidated financial statements referred  to  above present fairly,  in all material respects, the financial position of the Company as of December 31, 2012,  and the results of   their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

March 15, 2013

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash & due from financial institutions	$6,940	$6,867
Interest-bearing bank balances	17,921	17,361
Cash and cash equivalents	24,861	24,228
Interest-bearing time deposits	9,185	9,259
Investment securities available for sale, at fair value (amortized cost of $161,907 and $171,987 respectively)	157,166	170,857
Investment securities held to maturity, at amortized cost (fair value of $8,906 at December 31, 2013)	9,102	-
Loans held for sale	1,814	8,795
Loans, net of allowance of $9,330 and $9,852 respectively	780,127	714,396
Accrued interest receivable	3,235	3,091
Premises and equipment, net	20,024	20,283
Other real estate owned	7,449	7,221
Federal Home Loan Bank (FHLB) stock, at cost	7,747	5,775
Prepaid FDIC insurance premium	-	635
Deferred income taxes	15,628	17,639
Bank owned life insurance (BOLI)	31,177	30,226
Goodwill	22,575	22,575
Intangible assets, net	298	264
Assets held for sale	10	436
Other assets	2,481	5,118
Total assets	$1,092,879	$1,040,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$715,934	$698,325
Noninterest-bearing deposits	82,488	86,266
Federal funds purchased and repurchase agreements	9,940	9,924
Federal Home Loan Bank borrowings	133,995	88,041
Advances from borrowers for taxes and insurance	768	652
Accrued interest payable	102	148
Other liabilities	9,225	6,616
Total liabilities	952,452	889,972

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at December 31,
2013 and 13,336,776 shares at December 31, 2012; outstanding 12,059,785 shares at December 31,
2013 and 13,336,776 shares at December 31, 2012	133	133
Additional paid-in capital	128,193	127,767
Treasury stock at cost: 1,284,991 shares at December 31, 2013 and no shares at December 31, 2012	(12,035)	-
Unearned ESOP shares	(8,102)	(8,528)
Accumulated other comprehensive loss, net	(2,951)	(679)
Retained earnings	35,189	32,133
Total stockholders' equity	140,427	150,826
Total liabilities & stockholders' equity	$1,092,879	$1,040,798

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2013	2012	2011
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$37,063	$38,878	$41,602
Interest and dividends on investments
Taxable	1,659	1,854	2,237
Tax-exempt	487	697	930
Interest on mortgage-backed securities	1,832	2,255	1,698
Total interest income	41,041	43,684	46,467
Interest expense:
Interest on deposits	2,985	4,474	6,464
Interest on borrowings	2,307	3,730	5,147
Total interest expense	5,292	8,204	11,611
Net interest income before provision for loan losses	35,749	35,480	34,856
Provision for loan losses	2,011	4,461	19,607
Net interest income after provision for loan losses	33,738	31,019	15,249
Non-interest income:
Service fees	3,469	3,678	3,555
Net gains (losses) on sale of loans	1,222	423	(67)
Net increase from BOLI	951	977	998
Net rental income	-	-	157
Gain (loss) on sale of investment securities available for sale, net	(561)	1,604	149
Net gain (loss) on sale of OREO	81	(260)	(218)
Gain on sale of bank premises	-	425	1,830
Other	804	975	364
Gross other-than-temporary impairment losses	-	(72)	(1,661)
Less: Portion of loss recognized in other comprehensive income	-	64	204
Net other-than-temporary impairment losses	-	(8)	(1,457)
Total non-interest income	5,966	7,814	5,311
Non-interest expense:
Salaries and employee benefits	15,893	14,363	14,431
Occupancy expenses, net	1,728	1,748	1,833
Equipment expenses	1,116	1,178	1,236
Federal insurance premiums	928	1,413	1,274
Data processing	1,393	1,424	1,365
Loan related expenses	1,463	2,149	2,362
Advertising	597	695	558
Telecommunications	1,219	1,184	1,034
Professional services	675	724	784
OREO expenses	1,244	2,053	2,503
Other operating	3,666	4,691	3,548
Total non-interest expense	29,922	31,622	30,928
Income (loss) before income taxes	9,782	7,211	(10,368)
Income tax expense (benefit)	4,231	2,655	(18,355)
Net income	$5,551	$4,556	$7,987

Earnings per share (see Note 16):
Basic	$0.47	$0.37	$0.64
Diluted	$0.46	$0.37	$0.64

Weighted average number of shares outstanding:
Basic	11,904,369	12,441,219	12,393,359
Diluted	11,950,943	12,443,298	12,398,178

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2013			2012			2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)

Net income (loss)	$9,782	$4,231	$5,551	$7,211	$2,655	$4,556	$(10,368)	$(18,355)	$7,987
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	(4,172)	(1,667)	(2,505)	2,100	841	1,259	5,796	1,811	3,985
Amortization of previously unrealized loss on AFS securities transferred to HTM	(174)	(70)	(104)	-	-	-	-	-	-
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	-	-	-	(64)	(26)	(38)	(204)	(81)	(123)
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	561	224	337	(1,604)	(641)	(963)	(149)	(60)	(89)
Less reclassification adjustment for credit related OTTI realized in net income	-	-	-	8	3	5	1,457	582	875
Total other comprehensive income (loss)	(3,785)	(1,513)	(2,272)	440	177	263	6,900	2,252	4,648

Total comprehensive income (loss)	$5,997	$2,718	$3,279	$7,651	$2,832	$4,819	$(3,468)	$(16,103)	$12,635

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)

Balance, December 31, 2010	$133	$126,864	$(85)	$(9,380)	$(5,590)	$20,212	$132,154
Net income	-	-	-	-	-	7,987	7,987
Other comprehensive income	-	-	-	-	4,648	-	4,648
Stock option compensation expense	-	526	-	-	-	-	526
Restricted stock compensation expense	-	17	-	-	-	-	17
Issuance of stock for stock options	-	-	4	-	-	-	4
ESOP shares earned	-	(43)	-	426	-	-	383
Balance, December 31, 2011	133	127,364	(81)	(8,954)	(942)	28,199	145,719
Net income	-	-	-	-	-	4,556	4,556
Other comprehensive income	-	-	-	-	263	-	263
Stock option compensation expense	-	356	-	-	-	-	356
Restricted stock compensation expense	-	10	-	-	-	-	10
Issuance of stock for stock options	-	98	81	-	-	-	179
Cash dividends declared on common stock
stock ($0.05 per share)	-	-	-	-	-	(622)	(622)
ESOP shares earned	-	(61)	-	426	-	-	365
Balance, December 31, 2012	133	127,767	-	(8,528)	(679)	32,133	150,826
Net income	-	-	-	-	-	5,551	5,551
Other comprehensive loss	-	-	-	-	(2,272)	-	(2,272)
Stock option compensation expense	-	444	-	-	-	-	444
Restricted stock compensation expense	-	17	-	-	-	-	17
Issuance of stock for stock options	-	33	113	-	-	-	146
Issuance of restricted stock		(38)	38
Cash dividends declared on common stock
stock ($0.21 per share)	-	-	-	-	-	(2,495)	(2,495)
Common stock repurchased -1,301,116 shares	-	-	(12,186)	-	-	-	(12,186)
ESOP shares earned	-	(30)	-	426	-	-	396
Balance, December 31, 2013	$133	$128,193	$(12,035)	$(8,102)	$(2,951)	$35,189	$140,427

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$5,551	$4,556	$7,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,011	4,461	19,607
Net (gain) loss on the sale of loans	(1,222)	(423)	67
Gain on the sale of bank premises	-	(425)	(1,830)
Net (gain) loss on the sale of assets held for sale	(569)	-	-
Net (gain) loss on the sale of other real estate owned	(81)	260	218
Write-down of other real estate owned	492	1,062	1,848
Prepayment penalty on debt extinguishment	-	921	-
Loss on impairment of securities	-	8	1,457
Net (gain) loss on sale of investments	561	(1,604)	(149)
(Gain) loss on disposal of other assets	-	-	24
Gain on the sale of merchant card business	-	(350)	-
Earnings on BOLI	(951)	(977)	(998)
Originations of loans held for sale	(39,294)	(49,256)	(21,986)
Proceeds from sales of loans	46,994	47,612	27,206
Depreciation and amortization	2,050	1,574	1,254
ESOP and stock-based compensation expense	857	731	925
Deferred income taxes	3,522	2,683	(16,694)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(144)	510	428
Other assets	3,239	3,425	(1,115)
Accrued interest payable	(46)	(383)	(183)
Other liabilities	(1,619)	(430)	(328)
Net cash provided by operating activities	21,351	13,955	17,738
Cash flows from investing activities
Proceeds from sales of AFS securities	20,927	67,419	12,441
Proceeds from calls, maturities, and principal repayments of AFS securities	43,647	55,150	107,326
Proceeds from calls, maturities, and principal repayments of HTM securities	1,714	-	-
Purchases of AFS securities	(60,956)	(99,274)	(147,492)
Purchases of HTM securities	(481)	-	-
Redemption (Purchase) of Federal Home Loan Bank stock	(1,972)	1,758	1,188
Proceeds from the sale of merchant card business	-	350	-
Proceeds from the sale of assets held for sale	842	-	-
Proceeds from sale of other real estate owned	5,826	9,969	3,316
(Increase) decrease in interest-bearing time deposits	74	569	(467)
(Increase) decrease in loans, net	(74,003)	(12,474)	13,854
Proceeds from sales of premises and equipment	-	-	7,078
Purchases of premises and equipment	(747)	(1,146)	(275)
Net cash (used in) provided by investing activities	(65,129)	22,321	(3,031)
Cash flows from financing activities
Net increase in deposits	13,831	10,188	21,339
Increase in advances from borrowers for taxes and insurance	116	70	28
Increase in long-term borrowings	-	59,000	20,000
Repayments of long-term borrowings	(15,000)	(106,338)	(25,000)
Increase (decrease) in short-term borrowings	60,000	-	(20,600)
Purchase of Treasury stock	(12,186)	-	-
Issuance of Treasury stock for stock plans	87	-	-
Proceeds from exercise of shares from stock option	58	179	4
Dividends paid on common stock	(2,495)	(622)	-
Net cash provided by (used in) financing activities	44,411	(37,523)	(4,229)
Net increase (decrease) in cash and cash equivalents	633	(1,247)	10,478
Cash and cash equivalents at beginning of year	24,228	25,475	14,997
Cash and cash equivalents at end of year	$24,861	$24,228	$25,475
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$5,338	$8,587	$11,794
Income taxes, net of refunds	$(1,668)	$(446)	$1,276
Deferred gain on the sale of bank premises	$-	$-	$1,600
Supplementary disclosure of non-cash investing activities:
AFS investment security sales that settle after year-end	$4,189	$281	$-
AFS investment security purchases that settle after year-end	$-	$2,000	$-
Transfers from AFS to HTM investment securities	$10,148	$-	$-
Transfers from loans to loans held for sale	$825	$-	$-
Transfers from loans to other real estate owned	$6,498	$10,158	$10,480
Transfers from premises and equipment to assets held for sale	$-	$-	$477

See accompanying notes to consolidated financial statements.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Cape Bancorp Inc., (the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank.

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its fourteen full service offices located throughout Atlantic and Cape May counties in Southern New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey, one drive-up teller/ATM operation in Atlantic County, and two market development offices (“MDOs”) located in Burlington County, New Jersey and in Radnor, Pennsylvania, which services the five county Philadelphia market area.

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current year presentations. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest bearing bank balances. The Federal Reserve Bank required reserves of $732,000 as of December 31, 2013, and $515,000 as of December 31, 2012, are included in these balances.

Interest-Bearing Time Deposits: Interest-bearing time deposits are held to maturity, are carried at cost and have original maturities greater than three months.

Investment Securities: The Bank classifies investment securities as either available for sale or held to maturity. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. Investment securities classified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the related investments, using the level yield method. Investment securities are classified as held to maturity when management has the positive intent and ability to hold them to maturity. In September 2013, the Bank reclassified a portion of the available for sale securities as held to maturity as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method. When the fair value of a debt security has declined below the amortized cost at the measurement date, if an entity intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (OTTI) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is classified as OTTI. The related OTTI loss on the debt security will be recognized in earnings to the extent of the credit losses, with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI losses, management considers: the length of time and extent that fair value of the security has been less than the cost of the security, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities, when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

In December 2013, prompted by the “Volcker Rule”, the Bank sold a portion of its portfolio of bank and insurance trust preferred collateral debt obligation (“CDO”) securities that had a cost basis greater than zero.  While a loss of $851,000 was incurred, management believed the timing was right to exit this asset class. On February 27, 2014, the Company sold its remaining portion of CDOs with a book value of zero, resulting in a pre-tax gain of $1.9 million.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At December 31, 2013, TDRs totaled $4.3 million, of which $3.4 million were accruing TDRs and $881,000 were non-accruing TDRs. This compares to $7.0 million of TDRs at December 31, 2012, of which $3.5 million were accruing TDRs and $3.5 million were non-accruing TDRs. (See Note 4 - Loans Receivable).

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on collateral.  The following portfolio classes have been identified:

Commercial Secured by Real Estate:  Commercial real estate properties primarily include office and medical buildings, retail space, restaurants, multifamily and warehouse or flex space. Some properties are considered “mixed use” as they are a combination of building types, such as an apartment building that may also have retail space. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Commercial Term Loans: Commercial term loans are term loans to operating companies for business purposes.  These loans are generally secured by real estate or business assets such as accounts receivable, inventory and equipment.  These loans are typically repaid first by the cash flow generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial term and lines of credit loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

Construction: Construction loans are granted to experienced and reputable local builders and developers that have the capital and liquidity to carry a project to completion and stabilization. Construction loans are considered riskier than commercial financing on improved and established commercial real estate and loans for the purchase of existing residential properties. The risk of potential loss increases if the original cost estimates or time to complete are significantly off.

Other Commercial:  The Bank provides commercial lines of credit loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory and equipment.  These loans are typically repaid first by the cash flow generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial lines of credit loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

Residential Mortgage: Effective December 31, 2013, the Bank exited the residential mortgage loan origination business.  Prior to December 31, 2013, the Bank originated one-to-four family residential mortgage loans within or near its primary geographic market area. The mortgage loans are secured by first liens on the primary residence or investment property.  Primary risk characteristics associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Home Equity & Lines of Credit:  The Bank provides home equity loans and lines of credit in the form of amortizing home equity loans or revolving home equity lines of credit against one to four family residences within or near its primary geographic market. Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Other Consumer: These are loans to individuals for household, family and other personal expenditures. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 7 years. (See Note 18 – Sale of Bank Assets).

Federal Home Loan Bank of New York (“FHLB”) Stock: The Bank is a member of the FHLB of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as income.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2013 was performed in the fourth quarter at which time there was no impairment to be recognized.

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

Bank Owned Life Insurance (“BOLI”): The Bank has an investment of bank owned life insurance. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB ASC Topic 325 “Investments in Insurance Contracts,” the amount recorded is the cash surrender value, which is the amount realizable.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of December 31, 2013, 206,145 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan. (See Note 13 – Benefit Plans).

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

Earnings Per Share: Basic earnings per common share is the net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

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

Treasury Stock:  Stock held in the treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  As shares of treasury stock are reissued to satisfy stock option exercises, the shares are issued using the average cost basis of the shares in the treasury at the time of issuance.

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares.  The repurchase was completed on July 16, 2013.  Furthermore, on July 19, 2013, the Company announced that the Board of Directors authorized a second repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares. The second repurchase plan was completed on October 3, 2013.  The average repurchase price for both stock repurchase plans was $9.37 per share.  On December 23, 2013, the Company announced that the Board of Directors authorized a third stock repurchase plan under which the Company would repurchase up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares.

Effect of Newly Issued Accounting Standards: In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amendments of ASU 2011-12 effective January 1, 2013.  Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 — INVESTMENT SECURITIES

In September 2013, the Bank reclassified a portion of the available for sale securities as held to maturity as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility.  The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available-for-sale and held-to-maturity at December 31, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$53,951	$5	$(2,350)	$51,606
Municipal bonds	6,090	116	(28)	6,178
Collateralized debt obligations	-	-	-	-
Corporate bonds	13,059	44	(24)	13,079
Total debt securities	$73,100	$165	$(2,402)	$70,863

Equity securities
CRA Qualified Investment Fund	$5,000	$-	$(300)	$4,700
Total equity securities	$5,000	$-	$(300)	$4,700

Mortgage-backed securities
GNMA pass-through certificates	$3,424	$130	$-	$3,554
FHLMC pass-through certificates	5,101	78	(175)	5,004
FNMA pass-through certificates	14,596	163	(495)	14,264
Collateralized mortgage obligations	60,686	121	(2,026)	58,781
Total mortgage-backed securities	$83,807	$492	$(2,696)	$81,603
Total securities available-for-sale	$161,907	$657	$(5,398)	$157,166

Investment securities held-to-maturity
Debt securities
Municipal bonds	$9,102	$42	$(238)	$8,906
Total debt securities	$9,102	$42	$(238)	$8,906
Total securities held-to-maturity	$9,102	$42	$(238)	$8,906

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$38,982	$129	$(29)	$39,082
Municipal bonds	20,307	472	(21)	20,758
Collateralized debt obligations	8,263	104	(3,685)	4,682
Corporate bonds	14,103	139	(1)	14,241
Total debt securities	$81,655	$844	$(3,736)	$78,763

Equity securities
CRA Qualified Investment Fund	$5,000	$-	$(9)	$4,991
Total equity securities	$5,000	$-	$(9)	$4,991

Mortgage-backed securities
GNMA pass-through certificates	$4,193	$237	$-	$4,430
FHLMC pass-through certificates	5,784	134	-	5,918
FNMA pass-through certificates	17,591	468	-	18,059
Collateralized mortgage obligations	57,764	950	(18)	58,696
Total mortgage-backed securities	$85,332	$1,789	$(18)	$87,103
Total securities available-for-sale	$171,987	$2,633	$(3,763)	$170,857

Proceeds from sales of securities available for sale were $20.9 million and $67.4 million for the years ended December 31, 2013 and 2012, respectively. Gross realized gains on sales of investment securities during 2013 were $831,000, compared to $1.7 million during 2012. The Company also realized gross losses of $1.4 million during 2013 compared to $122,000 during 2012 as it sold securities that it viewed as having a greater than acceptable level of potential risk in the future.  Included in the gains and losses for the year 2013 were net security losses in the amount of $851,000 related to the Bank selling a portion of its portfolio of bank and insurance trust preferred collateral debt obligation (“CDO”) securities that had a cost basis greater than zero. Proceeds from security calls, maturities, and return of principal were $45.3 million and $55.2 million for the years ended December 31, 2013 and 2012, respectively.

Securities having a fair value of approximately $50.6 million and $28.5 million at December 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and other borrowings.  The Bank did not hold any trading securities during the years ended December 31, 2013 or December 31, 2012.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$45,771	$(2,184)	$1,834	$(166)	$47,605	$(2,350)
Municipal bonds	7,936	(244)	1,220	(22)	9,156	(266)
Corporate bonds	4,029	(24)	-	-	4,029	(24)
CRA Qualified Investment Fund	-	-	4,700	(300)	4,700	(300)
Mortgage-backed securities	59,729	(2,452)	2,569	(244)	62,298	(2,696)

Total temporarily impaired investment securities	$117,465	$(4,904)	$10,323	$(732)	$127,788	$(5,636)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$6,968	$(29)	$-	$-	$6,968	$(29)
Municipal bonds	3,111	(18)	225	(3)	3,336	(21)
Corporate bonds	1,035	(1)	-	-	1,035	(1)
Collateralized debt obligations	-	-	4,524	(3,685)	4,524	(3,685)
CRA Qualified Investment Fund	4,991	(9)			4,991	(9)
Mortgage-backed securities	1,989	(18)	-	-	1,989	(18)

Total temporarily impaired investment securities	$18,094	$(75)	$4,749	$(3,688)	$22,843	$(3,763)

Management evaluates investment securities to determine if they are other-than-temporarily impaired on at least a quarterly basis. The evaluation process applied to each security includes, but is not limited to, the following factors: whether the security is performing according to its contractual terms; a determination if there has been an adverse change in the expected cash flows for investments within the scope of FASB Accounting Standards Codification (ASC) Topic 325, “Investments Other,” the length of time and the extent to which the fair value has been less than cost; whether the Company intends to sell, or would more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis; credit rating downgrades; the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall; and a review of the underlying issuers. Additionally, and consistent with FDIC regulations, management, prior to acquiring and periodically thereafter, evaluates various factors of corporate securities that may include but is not limited to the following; evaluate that the risk of default is low and consistent with bonds of similar quality, evaluate the capacity to pay, understand applicable market demographics/economics and understand current levels and trends in operating margins, operating efficiency, profitability, return on assets and return on equity.

At December 31, 2013, the Company’s investment securities portfolio consisted of 260 securities, 105 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, municipal obligations and corporate bonds which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell these securities, the Company does not consider those investments to be OTTI.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2012.  The pooled trust preferred collateralized debt obligations were sold in December 2013, thereby leaving a book balance of zero.

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Number of Securities	Class	Amortized Cost	Fair Value	Unrealized Loss	Realized Loss	Moody's/ Fitch Ratings	Current Number of Performing Issuers	Amount of Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL II	2	Mezzanine	$470	$406	$(64)	$(643)	Ca/C	14	47.50%	0.00%
PreTSL XIX	1	Mezzanine	54	158	104	(1,759)	C/C	47	26.10%	0.00%
I-PreTSL I	2	Mezzanine	1,844	1,200	(644)	-	NR/CCC	15	16.50%	15.68%
I-PreTSL II	2	Mezzanine	2,733	1,347	(1,386)	-	NR/B	23	12.60%	13.79%
I-PreTSL III	3	Mezzanine	2,720	1,345	(1,375)	-	Ba3/CCC	23	12.20%	17.11%
I-PreTSL IV	1	Mezzanine	442	226	(216)	-	Ba2/CCC	24	19.70%	10.43%
Total	11		$8,263	$4,682	$(3,581)	$(2,402)

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

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 14 bank issued pooled trust preferred CDO securities. The Company’s estimate of projected cash flows it expected to receive was less than the securities’ carrying value resulting in a net credit impairment charge to earnings for the year ending December 31, 2012 of $8,000. There was no OTTI recorded for the year ending December 31, 2013.

Our CDOs are beneficial interests in securitized financial assets within the scope of FASB ASC Topic No. 325, “Investments – Other”, and are therefore evaluated for OTTI using management’s estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then OTTI would be recognized in accordance with FASB ASC Topic No. 320. However, in December 2013, the Company sold the remaining portion of its CDOs that had a cost basis of greater than zero.

The amortized cost and fair value of debt, equity, and mortgage-backed securities available for sale at December 31, 2013, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)

Due within one year or less	$4,974	$4,996	$-	$-
Due after one year but within five years	31,142	31,087	-	-
Due after five years but within ten years	36,984	34,780	7,037	6,810
Due after ten years	-	-	2,065	2,096
Equity securities	5,000	4,700
Mortgage-backed securities	83,807	81,603	-	-
Total investment securities	$161,907	$157,166	$9,102	$8,906

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at December 31, 2013 and 2012 (in thousands):

	For the years ended December 31,
	2013	2012
Beginning balance of cumulative credit losses on CDO securities	$(18,383)	$(18,375)
Additional credit losses for which other than temporary impairment was previously recognized	-	(8)
Sale of OTTI securities	3,882
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$(14,501)	$(18,383)

On February 27, 2014, the Company sold its remaining portion of CDOs having a zero book balance resulting in a pre-tax gain of $1.9 million.

NOTE 4 — LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2013	2012
	(in thousands)

Commercial secured by real estate	$422,829	$388,048
Commercial term loans	23,203	19,443
Construction	10,852	1,765
Other commercial	37,772	32,748
Residential mortgage	250,698	235,921
Home equity loans and lines of credit	43,468	45,258
Other consumer loans	977	1,317
Loans receivable, gross	789,799	724,500

Less:
Allowance for loan losses	9,330	9,852
Deferred loan fees	342	252
Loans receivable, net	$780,127	$714,396

Activity in the allowance for losses is as follows:

	At or for the Years ended December 31,
	2013	2012	2011
	(in thousands)

Balance at beginning of year	$9,852	$12,653	$12,538
Provisions charged to operations	2,011	4,461	19,607
Charge-offs	(2,545)	(7,490)	(15,662)
Write-downs on transfers to HFS (1)	(241)	-	(4,051)
Recoveries	253	228	221
Balance at end of year	$9,330	$9,852	$12,653
(1)	The Company reclassified $825,000 to loans held for sale in the fourth quarter of 2013 and $11.9 million of loans to loans held for sale in the third quarter of 2011.

The following summarizes activity related to the allowance for loan losses by category for the years ended December 31, 2013 and 2012:

	At or for the Year ended December 31, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(2,085)	-	-	(106)	(205)	(109)	(40)	-	(2,545)
Write-downs on loans transferred to HFS	(241)	-	-	-	-	-	-	-	(241)
Recoveries	214	-	-	10	-	1	28	-	253
Provision for loan losses	2,345	(37)	169	(119)	(230)	19	(1)	(135)	2,011
Balance at end of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330

Impairment evaluation
Allowance for loan losses
Individually evaluated	$148	$-	$-	$6	$70	$22	$-	$-	$246
Collectively evaluated	6,406	420	227	594	795	138	4	500	9,084
Total allowance for loan losses	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Loans
Individually evaluated	$8,223	$-	$-	$303	$2,215	$461	$-	$-	$11,202
Collectively evaluated	414,606	23,203	10,852	37,469	248,483	43,007	977	-	778,597
Total loans	$422,829	$23,203	$10,852	$37,772	$250,698	$43,468	$977	$-	$789,799
(1)	includes commercial lines of credit

	At or for the Year ended December 31, 2012
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(6,070)	(27)	(602)	(137)	(450)	(171)	(33)	-	(7,490)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	182	-	11	4	-	5	26	-	228
Provision for loan losses	4,151	360	(95)	610	(159)	66	8	(480)	4,461
Balance at end of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852

Impairment evaluation
Allowance for loan losses
Individually evaluated	$550	$-	$-	$57	$5	$-	$-	$-	$612
Collectively evaluated	5,771	457	58	758	1,295	249	17	635	9,240
Total allowance for loan losses	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Loans
Individually evaluated	$17,452	$-	$141	$515	$4,430	$841	$-	$-	$23,379
Collectively evaluated	370,596	19,443	1,624	32,233	231,491	44,417	1,317	-	701,121
Total loans	$388,048	$19,443	$1,765	$32,748	$235,921	$45,258	$1,317	$-	$724,500
(1)	includes commercial lines of credit

Impaired loans at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(in thousands)
Non-accrual loans (1)	$6,885	$17,743
Loans delinquent greater than 90 days and still accruing	458	1,626
Troubled debt restructured loans	3,452	3,538
Loans less than 90 days and still accruing	407	472
Total impaired loans	$11,202	$23,379
(1)

Non-accrual loans in the table above include TDRs totaling $881,000 at December 31, 2013 and $3.5 million at December 31, 2012. Total impaired loans do not include loans held for sale. Loans held for sale include $1.6 million and $911,000 of loans that were on non-accrual status at December 31, 2013 and 2012, respectively.

	For the years ended December 31,
	2013	2012	2011
	(in thousands)
Average recorded investment of impaired loans	$9,521	$20,781	$33,254
Interest income recognized during impairment	$290	$311	$649
Cash basis interest income recognized	$130	$208	$176

As of December 31, 2013 and 2012, non-performing loans had a principal balance of approximately $7.3 million and $19.4 million, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $458,000 and $1.6 million at December 31, 2013 and 2012, respectively. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $719,000, $1.3 million, and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance FASB ASC 310-40 “Receivables”, these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	December 31, 2013			December 31, 2012
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$688	$2,392	$3,080	$3,112	$2,651	$5,763
Residential mortgage	193	1,060	1,253	363	887	1,250
Total TDRs	$881	$3,452	$4,333	$3,475	$3,538	$7,013

The following presents new TDRs for the years ended December 31, 2013 and 2012:

	For the years ended December 31,
	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	3	$2,371	$2,359	5	$4,296	$4,073
Residential mortgage	3	1,023	1,017	-	-	-
Total TDRs	6	$3,394	$3,376	5	$4,296	$4,073

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the years ended December 31, 2013 and 2012:

	Year ended December 31, 2013
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$54	1	$2,194	-	$-	2	$2,248
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total accruing TDRs	-	$-	-	$-	3	$859	2	$2,406	-	$-	5	$3,265

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	2	$165	1	$2,194	-	$-	3	$2,359
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total TDRs	-	$-	-	$-	4	$970	2	$2,406	-	$-	6	$3,376

	Year ended December 31, 2012
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	1	$2,207	-	$-	-	$-	1	$342	-	$-	2	$2,549
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total accruing TDRs	1	$2,207	-	$-	-	$-	1	$342	-	$-	2	$2,549

Non-accruing TDRs:
Commercial secured by real estate	1	$1,064	-	$-	-	$-	-	$-	2	$460	3	$1,524
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	1	$1,064	-	$-	-	$-	-	$-	2	$460	3	$1,524

Total TDRs:
Commercial secured by real estate	2	$3,271	-	$-	-	$-	1	$342	2	$460	5	$4,073
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total TDRs	2	$3,271	-	$-	-	$-	1	$342	2	$460	5	$4,073

The following presents TDRs that subsequently defaulted for the years ended December 31, 2013 and 2012:

	For the years ended December 31,
	2013		2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	2	$449	2	$194
Residential mortgage	-	-	2	363
Total	2	$449	4	$557

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and  may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets criteria to be removed from TDR status. At December 31, 2013 and 2012, the allowance for loan losses included an impairment reserve for TDRs in the amount of $127,000 and $79,000, respectively. At December 31, 2013, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at December 31, 2013:

December 31, 2013 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,773	$3,234	$148	$2,901	$116
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	60	70	6	60	-
Residential mortgage	618	689	70	660	8
Home equity loans and lines of credit	220	232	22	223	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$3,671	$4,225	$246	$3,844	$124

Impaired loans with no related allowance
Commercial secured by real estate	$5,450	$7,203	$-	$3,738	$88
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	243	306	-	246	-
Residential mortgage	1,597	1,675	-	1,536	69
Home equity loans and lines of credit	241	242	-	157	9
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$7,531	$9,426	$-	$5,677	$166

Total impaired loans
Commercial secured by real estate	$8,223	$10,437	$148	$6,639	$204
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	6	306	-
Residential mortgage	2,215	2,364	70	2,196	77
Home equity loans and lines of credit	461	474	22	380	9
Other consumer loans	-	-	-	-	-
Total impaired loans	$11,202	$13,651	$246	$9,521	$290
(1)	excludes HFS non-accruing loans of $1.6 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2012:

December 31, 2012 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$6,281	$9,021	$550	$7,106	$149
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	116	122	57	128	-
Residential mortgage	47	47	5	47	-
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$6,444	$9,190	$612	$7,281	$149

Impaired loans with no related allowance
Commercial secured by real estate	$11,171	$16,748	$-	$8,702	$3
Commercial term loans	-	-	-	-	-
Construction	141	208	-	140	-
Other commercial	399	436	-	361	-
Residential mortgage	4,383	4,754	-	3,792	72
Home equity loans and lines of credit	841	901	-	505	87
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$16,935	$23,047	$-	$13,500	$162

Total impaired loans
Commercial secured by real estate	$17,452	$25,769	$550	$15,808	$152
Commercial term loans	-	-	-	-	-
Construction	141	208	-	140	-
Other commercial	515	558	57	489	-
Residential mortgage	4,430	4,801	5	3,839	72
Home equity loans and lines of credit	841	901	-	505	87
Other consumer loans	-	-	-	-	-
Total impaired loans	$23,379	$32,237	$612	$20,781	$311
(1)	excludes HFS non-accruing loans of $911,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at December 31, 2013:

December 31, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$-	$1,272	$-	$1,272	$5,425	$416,132	$422,829
Commercial term loans	-	-	-	-	-	23,203	23,203
Construction	-	-	-	-	-	10,852	10,852
Other commercial	-	-	-	-	303	37,469	37,772
Residential mortgage	504	589	347	1,440	807	248,451	250,698
Home equity loans and lines of credit	392	192	111	695	350	42,423	43,468
Other consumer loans	-	7	-	7	-	970	977
Total	$896	$2,060	$458	$3,414	$6,885	$779,500	$789,799
(1)	excludes $1.6 million of loans held for sale.

The following table presents loans by past due status at December 31, 2012:

December 31, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$-	$517	$-	$517	$14,329	$373,202	$388,048
Commercial term loans	-	-	-	-	-	19,443	19,443
Construction	-	-	141	141	-	1,624	1,765
Other commercial	-	-	-	-	515	32,233	32,748
Residential mortgage	532	253	1,056	1,841	2,487	231,593	235,921
Home equity loans and lines of credit	87	195	429	711	412	44,135	45,258
Other consumer loans	20	24	-	44	-	1,273	1,317
Total	$639	$989	$1,626	$3,254	$17,743	$703,503	$724,500
(1)	excludes $911,000 of loans held for sale.

The Company categorizes loans, when the loan is initially under written, into risk categories based on relevant information about the ability of borrowers to service their debt.  The assessment considers numerous factors including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  Annually, this analysis includes loans with an outstanding balance greater than $250,000 and non-homogeneous loans, such as commercial and commercial real estate loans. The Company uses the following definitions for risk ratings:

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

Management believes that the Substandard category is best considered in four discrete classes: RR 7; RR 8; RR 9; and RR 10.

Risk Rating 7—The class is mostly populated by customers that have a history of repayment (less than 2 delinquencies in the past year) but exhibit a well-defined weakness.

Risk Rating 8—These are loans that share many of the characteristics of the RR 7 loans as they relate to cash flow and/or collateral, but have the further negative of chronic delinquencies. These loans have not yet declined in quality to require a FASB ASC Topic No. 310 Receivables analysis, but nonetheless this class has a greater likelihood of migration to a more negative risk rating.

Risk Rating 9—These loans are impaired loans, are current and accruing, and in some cases are TDRs. They have had a FASB ASC Topic No. 310 Receivables analysis completed.

Risk Rating 10—These loans have undergone a FASB ASC Topic No. 310 Receivables analysis. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged-off.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at December 31, 2013 and December 31, 2012 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at December 31, 2013 and December 31, 2012 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
December 31, 2013	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Non-accrual	Total
	(in thousands)
Commercial secured by real estate	$397,398	$10,669	$4,729	$1,809	$2,799	$-	$5,425	$422,829
Commercial term loans	20,899	-	2,304	-	-	-	-	23,203
Construction	10,852	-	-	-	-	-	-	10,852
Other commercial	35,859	510	1,100	-	-	-	303	37,772
	$465,008	$11,179	$8,133	$1,809	$2,799	$-	$5,728	$494,656

	Risk Ratings
December 31, 2012	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Non-accrual	Total
	(in thousands)
Commercial secured by real estate	$363,460	$3,845	$2,717	$574	$3,123	$-	$14,329	$388,048
Commercial term loans	19,443	-	-	-	-	-	-	19,443
Construction	1,624	-	-	-	-	141	-	1,765
Other commercial	32,233	-	-	-	-	-	515	32,748
	$416,760	$3,845	$2,717	$574	$3,123	$141	$14,844	$442,004

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(in thousands)
Mortgage loan portfolios serviced	$1,934	$2,346

Custodial escrow balances maintained in connection with serviced loans were $15,000 and $18,000, respectively at December 31, 2013 and 2012.

Loans to principal officers, directors, and their affiliates were as follows:

	December 31,
	2013	2012
	(in thousands)

Beginning balance	$7,469	$14,424
New loans/advances	409	6,285
Effect of changes in composition of related parties	-	(5,960)
Repayments	(552)	(7,280)
Ending balance	$7,326	$7,469

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

Collateralized debt obligation securities which are issued by financial institutions and insurance companies were historically priced using Level 3 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013			Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$-	$51,606	$-	$-	$39,082	$-
Municipal bonds	-	6,178	-	-	20,758	-
Collateralized debt obligations	-	-	-	-	-	4,682
Corporate bonds	-	13,079	-	-	14,241	-
CRA Qualified Investment Fund	4,700	-	-	4,991	-	-
Mortgage-backed securities	-	81,603	-	-	87,103	-
Total securities available for sale	$4,700	$152,466	$-	$4,991	$161,184	$4,682

The fair value of the collateralized debt obligation securities for the period ended December 31, 2012 was determined by utilizing Level 3 inputs. The value was derived from a discounted cash flow model using significant unobservable inputs such as, a discount margin to present value the cash flows, and assumptions about the underlying collateral including default rate, recovery rate for deferring issuers, and prepayment speeds. The discount margin used for each security ranged from 2.2% to 9.5%, while the range for the default rate was 0.25% to 2.00% and a 15% recovery rate for deferring issuers has been assumed. An annual prepayment speed of 1.00% was assumed. Significant increases in any of the rates, with the exception of the recovery rate, would result in a significantly lower fair value measurement. In December 2013, the Company sold its remaining collateralized debt obligation securities that had a cost basis of greater than zero.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	Years ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$4,682	$3,584
Accretion of discount	27	39
Payments received	-	(182)
Reduction in Accumulated OTTI on sale	(2,402)
Realized gain (loss) on sale/redemption	(2,561)	127
Unrealized holding gain (loss)	254	1,122
Other-than-temporary impairment included in earnings	-	(8)
Ending balance	$-	$4,682

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013			Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$2,255	$-	$8,389	$9,063
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	141	-
Other commercial	-	-	297	-	400	115
Residential mortgage	-	-	766	-	3,133	1,297
Home equity loans	-	-	198	-	841	-
Total impaired loans	$-	$-	$3,516	$-	$12,904	$10,475
Other real estate owned:
Commercial	$-	$4,893	$-	$-	$3,648	$-
Residential mortgage	-	2,556	-	-	3,573	-
Total other real estate owned	$-	$7,449	$-	$-	$7,221	$-
Loans held for sale	$-	$1,814	$-	$-	$8,795	$-
Assets held for sale	$-	$10	$-	$-	$436	$-

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. This value is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may relate to location, square footage, condition, amenities, market rate of leases, if any, as well as the timing of comparable sales. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required.  On a quarterly basis, impaired loans are evaluated for additional impairment and adjusted accordingly.  Because the Company has a small amount of impaired loans and OREO measured at fair value, the impact of unobservable inputs on the Company’s financial statements is not material.

On an annual basis, management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at the fair value for other properties.  The most recent analysis performed in 2013 indicated that a discount up to 7 percent should be applied to appraisals on properties.  The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors.

Fair valued impaired loans with allocated allowance for loan losses at December 31, 2013, had a carrying amount of $3.5 million, which is made up of the outstanding balance of $3.6 million, net of a valuation allowance of $119,000. These balances do not include $3.4 million of impaired loans that are measured using the discounted cash flow method and are not collateral dependent.

Other real estate owned properties are recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure. Fair market value is estimated by using professional real estate appraisals subject to similar adjustments previously mentioned and may be subsequently adjusted based upon real estate broker opinions. Often these values are based on contract of sale or offers, which could result in a Level 2 assignment.

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

	At December 31, 2013
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$24,861	$6,940	$17,921	$-
Interest-bearing time deposits	$9,185	$-	$9,185	$-
Loans held for sale	$1,814	$-	$1,814	$-
Loans receivable	$780,127	$-	$-	$791,262
FHLB Stock	$7,747	n/a	n/a	n/a
Accrued interest receivable	$3,235	$-	$615	$2,620

Liabilities
Savings deposits	$96,029	$-	$96,029	$-
Checking and money market deposits	$433,205	$82,488	$350,717	$-
Certificates of deposit	$269,188	$-	$270,371	$-
Borrowings	$143,935	$-	$151,287	$-
Accrued interest payable	$102	$-	$102	$-

	At December 31, 2012
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$24,228	$6,867	$17,361	$-
Interest-bearing time deposits	$9,259	$-	$9,259	$-
Loans held for sale	$8,795	$-	$8,795	$-
Loans receivable	$714,396	$-	$12,904	$725,116
FHLB Stock	$5,775	n/a	n/a	n/a
Accrued interest receivable	$3,091	$-	$627	$2,464

Liabilities
Savings deposits	$96,160	$-	$96,160	$-
Checking and money market deposits	$449,809	$86,266	$363,543	$-
Certificates of deposit	$238,622	$-	$240,997	$-
Borrowings	$97,965	$-	$109,952	$-
Accrued interest payable	$148	$-	$148	$-

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

Loans held for sale — The fair value of residential mortgage loans held for sale is based on the price secondary markets are currently offering for similar loans using observable market data. The fair value is equal to the carrying value, since the time from when a loan is closed and settled is generally not more than two weeks. The fair value of loans transferred from the loan portfolio to loans held for sale is based on the amounts offered for these loans in currently pending sales transactions,  outstanding commitments from investors, or current market valuation appraisals. Loans held for sale are not included in non-performing loans.

Loans — The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. The fair values of loans not impaired is estimated by discounting the estimated future cash flows using the Company’s interest rates currently offered for loans with similar terms to borrowers of similar credit quality which is not an exit price under FASB ASC Topic No. 820 “Fair Value Measurements and Disclosures.” The carrying value and fair value of loans include the allowance for loan losses.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED

At December 31, 2013, other real estate owned totaled $7.4 million and consisted of twenty-three residential properties (including fifteen building lots) and eleven commercial properties. At December 31, 2012, other real estate owned totaled $7.2 million and consisted of thirty-five residential properties (including twenty-seven building lots) and thirteen commercial properties.

For the year ended December 31, 2013, the Company added $6.1 million of property to OREO and sold ten commercial OREO properties and twenty-one residential OREO properties with an aggregate carrying value totaling $5.7 million, including two commercial OREO properties and five residential OREO properties with an aggregate carrying value of $895,000 sold in the fourth quarter of 2013. Net gains on the sale of OREO totaled $81,000 for the year ended December 31, 2013, of which $24,000 was recorded in the fourth quarter, compared to net losses on OREO sales of $260,000 for the year ended December 31, 2012.

For the year ended December 31, 2013, net expenses applicable to OREO totaled $1.1 million which included OREO valuation write-downs of $492,000 , taxes and insurance totaling $309,000, net gains on the sale of OREO totaling $81,000 and miscellaneous expenses, net of rental income totaling $388,000. For the year ended December 31, 2012, net expenses applicable to OREO totaled $2.0 million which included OREO valuation write-downs of $1.1 million, taxes and insurance totaling $456,000, net losses on the sale of OREO totaling $260,000 and miscellaneous expenses, net of rental income totaling $241,000.

As of the date of this filing, the Company has agreements of sale for twelve OREO properties, including four residential building lots, with an aggregate carrying value totaling $2.7 million. In 2014, the Company has added one residential property with a carrying value of $56,000. In addition, in 2014, the Company has sold six residential OREO properties (building lots) with an aggregate carrying value of $538,000.

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment, summarized by major classification, are as follows:

	Estimated Useful Lives	2013	2012
		(in thousands)

Land		$8,484	$8,332
Buildings and improvements	10 - 39 years	14,971	14,727
Furniture and equipment	3 - 7 years	8,562	8,782
Construction-in-progress	-	8	93
Total		32,025	31,934
Accumulated depreciation		(12,001)	(11,651)
Premises and equipment, net		$20,024	$20,283

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was approximately $946,000, $1.0 million, and $1.2 million, respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

The balance for goodwill as of December 31, 2013 and 2012 totaled $22.6 million.

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

The Company tested goodwill for impairment during the fourth quarter of 2013. The Company has one reporting unit, Community Banking, and as such evaluated goodwill at the Community Banking reporting unit level. This test involved estimating the fair value of the Company using financial data and market prices as of December 31, 2013 and utilizing the control premium approach. The results of this test indicated that goodwill was not impaired. The Company continues to evaluate goodwill on a quarterly basis utilizing the methodology required for an annual goodwill assessment.

Acquired intangible assets at year end are as follows:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Amortized acquired intangible assets:
Core deposit intangibles	$565	$370	$565	$332
Other customer relationship intangibles	485	485	485	481
Total	$1,050	$855	$1,050	$813

The aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011 was $43,000, $97,000 and $111,000, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

(in thousands)
2014	$32
2015	$31
2016	$31
2017	$31
2018	$31
Thereafter	$39

NOTE 9 — DEPOSITS

Deposits are as follows:

`	December 31,
	2013	2012
	(in thousands)
Savings accounts	$96,029	$96,160
Interest-bearing checking and money market deposits (1)	350,717	363,543
Non-interest bearing checking	82,488	86,266
Certificates of deposit of less than $100,000	113,123	129,709
Certificates of deposit of $100,000 or more	156,065	108,913
Total deposits	$798,422	$784,591
(1)	Includes municipal deposit accounts totaling $88.9 million, or 11.1% of total deposits at December 31, 2013 and $79.4 million, or 10.1 % at December 31, 2012.

Interest expense by deposit type was as follows:

	For the years ended December 31,
	2013	2012	2011
	(in thousands)
Savings accounts	$64	$154	$215
Interest-bearing checking and money market deposits	713	1,238	1,740
Certificates of deposit	2,208	3,082	4,509
Total interest expense on deposits	$2,985	$4,474	$6,464

Certificates of deposit were scheduled to mature contractually within the following periods:

(in thousands)
2014	$207,655
2015	32,198
2016	16,562
2017	7,312
2018	5,461
$269,188

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $5.6 million at December 31, 2013 and $6.0 million at December 31, 2012.

NOTE 10 — BORROWINGS

At December 31, 2013, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York (FHLB) to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties and various commercial loans secured by commercial real estate subject to FHLB approval. At December 31, 2013 and 2012, none of these advances were callable.  Interest rates ranges from 1.10% to 2.25% at December 31, 2013, and from 1.10% to 3.85% at December 31, 2012.

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

Outstanding borrowings mature as follows:

	December 31, 2013
	FHLB Borrowings	Repurchase Agreements	Total
2014	$60,000	$-	$60,000
2015	15,000	-	15,000
2016	5,000	4,970	9,970
2017	18,824	4,970	23,794
2018	17,256	-	17,256
Thereafter	17,915	-	17,915
Principal due	$133,995	$9,940	$143,935

At December 31, 2013 and 2012, the Bank had qualified 1 to 4 family loans and commercial loans of approximately $250.4 million and $242.2 million, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.

Securities sold under agreement to repurchase totaled $9.9 million at December 31, 2013 and December 31, 2012, are fixed rate, and are collateralized by securities with a carrying amount of $13.0 million at December 31, 2013 and 2012.  At maturity, the securities underlying the agreement are returned to the Company. At December 31, 2013 and 2012, the repurchase agreements were callable on various dates, at par, by the repurchase agreement counter-party.

The following table sets forth fixed and variable rate FHLB borrowings and the respective weighted average interest rate at December 31, 2013 and 2012:

	FHLB Borrowings
	December 31, 2013		December 31, 2012
	Balance	Weighted Average Rate at Year End	Balance	Weighted Average Rate at Year End
	(dollars in thousands)
Fixed rate advances	$85,000	0.78%	$40,000	2.13%
Variable rate advances	48,995	2.36%	48,041	2.78%
Total	$133,995	1.39%	$88,041	2.49%

Additional information regarding FHLB Borrowings and securities sold under agreements to repurchase is as follows:

	2013			2012
	FHLB Borrowings	Repurchase Agreements	Total	FHLB Borrowings	Repurchase Agreements	Total
	(dollars in thousands)
Average daily balance during the year	$91,602	$9,932	$101,534	$116,930	$9,913	$126,843
Average interest rate during the year	2.04%	4.39%	2.27%	2.81%	4.45%	2.94%
Maximum month-end balance during the year	$133,995	$9,940	$143,935	$120,408	$37,413	$157,821
Weighted average interest rate at year-end	1.39%	4.15%	1.58%	2.49%	4.33%	2.61%

NOTE 11 — INCOME TAXES

For the year ended December 31, 2013, the Company recorded a net tax expense of $4.2 million compared to a net tax expense of $2.7 million for the year ended December 31, 2012. As of December 31, 2013, the balance of the deferred tax valuation allowance was zero, due to the expiration of the Charitable Contribution carryforward. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

Income tax benefit for the year ended December 31, 2011 was primarily impacted by the reversal of $12.2 million of the deferred tax asset valuation allowance. There was a deferred tax valuation allowance increase in 2012 in the amount of $358,000. The balance of the valuation allowance remaining was approximately $1.9 million at December 31, 2012, however, in 2013 the valuation allowance was reduced to zero due to the expiration of the charitable contribution carryforward. The release of a portion of the valuation allowance in 2011 was based on a pattern of sustained earnings exhibited by the Company over the most recent 7 quarters through September 30, 2011, projected future taxable income and a tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes. Based on these factors management determined that it was more likely than not that a greater portion of its deferred tax assets were realizable and adjusted the valuation allowance accordingly.

Income tax expense (benefit) was as follows:

	For the years ended December 31,
	2013	2012	2011
	(in thousands)
Current expense:
Federal	$701	$(36)	$(2,201)
State	8	8	31
Total current	709	(28)	(2,170)
Deferred (benefit):
Federal	4,015	1,514	(827)
State	1,441	811	(3,189)
Total deferred	5,456	2,325	(4,016)

Change in deferred tax valuation allowance	(1,934)	358	(12,169)
Income tax expense (benefit)	$4,231	$2,655	$(18,355)

Effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	For the years ended December 31,
	2013	2012	2011
Tax statutory rate	34.0%	34.0%	(34.0%)
Adjustments resulting from:
State tax benefit, net of federal income tax expense	9.8	7.5	(20.1)
Tax-exempt income	(1.5)	(3.0)	(3.0)
Income on bank owned life insurance	(3.3)	(4.6)	(3.3)
Change in valuation reserve	(19.8)	5.0	(117.4)
Charity expiration	20.4	-	0.0
Reversal of FIN 48 reserve	-	(3.5)	-
Non-deductible expenses	1.4	-	-
Other	2.2	1.4	0.8

Effective tax rate	43.2%	36.8%	(177.0%)

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Other than temporary impairment	$6,953	$7,915
Allowance for loan losses	3,726	4,046
Charity carryforward	2	2,337
Purchase accounting adjustments	685	834
Non-accrual loan interest income	743	743
Deferred compensation	364	445
Net operating losses	739	2,507
Net unrealized loss on available for sale securities	1,963	452
Deferred gain	54	183
AMT credit carryforward	1,299	716
Other	648	890
Valuation allowance	-	(1,934)
	17,176	19,134
Deferred tax liabilities:
Depreciation	(993)	(1,005)
Deferred loan fees	(549)	(484)
Other	(6)	(6)
	(1,548)	(1,495)
Net deferred tax asset	$15,628	$17,639

In 2009, the Company recorded a significant valuation allowance against the deferred tax asset.  At December 31, 2011, based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and a recent tax strategy to facilitate ordinary loss treatment by the Company of certain investment losses when such losses are recognized for tax purposes, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

At December 31, 2013 and 2012, the Company had approximately $350,000 and $4.8 million, respectively, of federal net operating losses and $10.4 million and $16.6 million, respectively, of state net operating losses. The federal net operating losses will expire between 2031 and 2032.  The state net operating losses will expire between 2015 and 2031. Additionally, for 2013 and 2012, the Company has approximately $1.3 million and $716,000, respectively, of AMT tax credits, which do not expire to offset the difference between regular tax and alternative minimum tax.

Pursuant to FASB ASC Topic No. 740, “Income Taxes” the Company is not required to provide deferred taxes on its tax loan loss reserve as of the base year. The amount of this reserve on which no deferred taxes have been provided was $7,878,000 for 2013 and 2012. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if any portion of this tax reserve is subsequently used for purposes other than to absorb loan losses.

The following is a roll-forward of the Bank’s FASB ASC Topic No. 740 unrecognized tax benefits:

	2013	2012	2011
	(in thousands)
Balance at beginning of year	$-	$256	$353
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Reductions due to the statute of limitations	-	256	97
Settlements	-	-	-
Balance at end of year	$-	$-	$256

As of December 31, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits. As of December 31, 2011, $256,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Bank is subject to U.S. federal income tax as well as income tax of the state of New Jersey. The Bank is no longer subject to examination by the Internal Revenue Service (“IRS”) for years before 2011 and by the state of New Jersey for years before 2008. The Bank has currently finalized an examination by the IRS for tax years 2009 and 2010. No significant issues were raised.  The statute of limitations for the Federal and New Jersey state income tax returns remains open for years ending on or after December 31, 2010.

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

At December 31, 2013 and 2012, the Bank had outstanding commitments (substantially all of which expire within one year) to originate residential mortgage loans, construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2013 the Bank had no letters of credit outstanding to borrowers of non-performing loans. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.

The Bank amortizes the fees collected over the life of the instrument. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank’s potential liability would be reduced by proceeds obtained in liquidation of the collateral held.

The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$4,616	$6,738	$21,421	$2,116
Unused lines of credit	$-	$69,321	$-	$71,277
Construction loans in process	$-	$10,817	$400	$1,183
Standby letters of credit	$-	$4,313	$-	$4,670

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.85% to 4.99% and maturities ranging from one to thirty years.

The Bank provides loans through its branch locations in Atlantic and Cape May Counties, New Jersey and through  its MDOs in Burlington County, New Jersey and Radnor, Pennsylvania to borrowers that share similar attributes. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these regions of New Jersey and Pennsylvania.

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

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. As of July 1, 2013 and 2012, the Cape Bank funded status was 81.53% and 91.99%, respectively.

Total contributions to the Pentegra DB Plan, as reported on Form 5500, totaled $196.5 million and $299.7 million for the plan years ended June 30, 2013 and June 30, 2012, respectively. Contributions to this plan by Cape Bank during the years ended December 31, 2013, 2012 and 2011 were $492,000, $310,000, and $542,000, respectively. Cape Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Total compensation expense recorded under the Pentegra DB Plan during the years ended December 31, 2013, 2012 and 2011, was approximately $406,000, $371,000, and $419,000, respectively.

The Pentegra DB Plan was amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

401K Plan

The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. Effective, January 1, 2012, the Bank eliminated the matching contribution formula and replaced it with a discretionary form of matching contribution and, as a result, there was no employer contribution to the 401(k) plan for the year ended December 31, 2012. For the year ended December 31, 2013, the Bank made a discretionary contribution and charged approximately $141,000 to employer contribution expense for the 401(k) plan.  The Bank charged approximately $287,000 to employer contribution expense for the 401(k) plan for the year ended December 31, 2011.

Employee Stock Ownership Plan

On January 1, 2008, the Bank adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $10.7 million from the Company and used the funds to purchase 1,065,082 shares of the Company. The loan has an interest rate that is determined January 1st of each year and is based on the prime rate as published in The Wall Street Journal on the first business day of the calendar year. The interest rate for 2013, 2012 and 2011 was 3.25% and has an amortization schedule of 25 years. The loan is secured by the shares. Shares purchased are held by the trustee in a loan suspense account and are released from the suspense account on a pro rata basis as the loan is repaid by the Bank over a period not to exceed 25 years. The trustee allocates shares to participants based on compensation as described in the Cape Bank Employee Stock Ownership Plan, in the year of allocation. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service.

The ESOP recorded dividend income of $179,000 and $45,000 for the years ended December 31, 2013 and 2012, respectively. Since the Company had not declared a dividend prior to 2012, no dividend income was recorded for the year ended December 31, 2011. The Company recorded ESOP compensation expense of $396,000, $365,000 and $383,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Shares held by the ESOP were as follows

	For the Years ended December 31,
	2013	2012	2011
	(dollars in thousands)
Number of shares allocated to participants at the beginning of the year	181,423	153,294	118,977
Allocated to participants	42,603	42,603	42,603
Distributed to participants	(17,881)	(14,474)	(8,286)
Number of shares allocated to participants at the end of the year	206,145	181,423	153,294
Unearned shares	809,464	852,067	894,670
Total ESOP shares	1,015,609	1,033,490	1,047,964
Fair value of unearned shares	$8,224	$7,404	$7,023

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

Expense for these plans related to both active and retired participants totaled $35,000, $39,000, and $41,000, for the years ended December 31, 2013, 2012 and 2011, respectively. The total compensation liability for these plans was $757,000 and $864,000 at December 31, 2013 and 2012, respectively. Payments made under the Plan totaled $107,000 and $94,000 for the years ended December 31, 2013 and 2012, respectively.

Equity Incentive Plan

The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs), and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Generally, stock options are granted with an exercise price equal to the fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. Under the plan, 1,331,352 stock options are available to be issued. Forfeited options are returned to the plan and are available for issuance.

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

During 2013, the Company issued 48,850 incentive stock options to certain employees and directors at prices ranging from $8.93 per share to $10.30 per share. During 2012, the Company issued 25,000 incentive stock options to certain employees at prices ranging from $8.43 per share to $9.10 per share. The following table presents the weighted average per share fair value of options granted and the assumptions used, based on the Black-Scholes option pricing methodology:

	December 31,
Assumption	2013	2012
Expected average risk-free interest rate	1.81%	2.39%
Expected average life (in years)	6.5	6.5
Expected volatility	39.08%	41.39%
Expected dividend yield	2.19%	0.00%
Weighted average per share fair value	$2.99	$3.39

Stock option activity for the years ended December 31, 2013 and 2012 was as follows:

	For the Years ended December 31,
	2013			2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at the beginning of the year	711,290	$7.64		833,010	$7.54
Granted	48,850	$9.41		25,000	$8.75
Forfeited	(29,180)	$9.14		(122,130)	$7.28
Exercised	(20,000)	$7.27		(24,590)	$7.28
Outstanding at the end of the year (1)	710,960	$7.71	6.8 years	711,290	$7.64	7.7 years
Exercisable at December 31	380,466	$7.49	6.5 years	246,516	$7.34	7.5 years

Aggregate Intrinsic Value at December 31	$1,015,000			$332,593

(1)	Expected forfeitures are immaterial.

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

During 2013, the Company issued 4,125 restricted stock awards to directors at a price of $9.04 per share. The restricted stock awards will vest in five equal annual installments beginning on the first anniversary date of the grant, or September 16, 2014. During 2013 and 2012, 1,650 restricted stock awards and 1,925 restricted stock awards, respectively, vested at a fair value of $7.68 per share. At December 31, 2013, there were 7,425 non-vested restricted stock awards outstanding at a weighted average fair value of $8.44 per share.

Restricted stock activity for the years ended December 31, 2013 and 2012 was as follows:

	For the Years ended December 31,
	2013		2012
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at the beginning of the year	4,950	$7.68	8,800	$7.68
Granted	4,125	$9.04	-	$-
Vested	(1,650)	$7.68	(1,925)	$7.68
Forfeited	-	$-	(1,925)	$7.68
Outstanding at the end of the year	7,425	$8.44	4,950	$7.68

At December 31, 2013, unrecognized compensation costs on unvested stock options and restricted stock awards was $1.0 million which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized for the years ended December 31, 2013, 2012 and 2011 was as follows:

	For the Years ended December 31,
	2013	2012	2011
		(in thousands)
Compensation expense:
Common stock options	$444	$356	$526
Restricted common stock	17	10	17
Total compensation expense	461	366	543
Tax benefit	9	7	11
Net income effect	$452	$359	$532

As of December 31, 2013, 917,450 options were issued, leaving 575,212 options available to be issued. Forfeited options are returned to the plan, available for re-issuance. Based on the option agreements, there were 380,466 incentive stock options exercisable.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Leases: Lessee – As a result of the sale of the Cape Bank main office complex on May 31, 2011, (See Note 17 – Sale of Bank Premises), the Bank entered into six separate lease agreements, each for a discrete portion of the original complex, all with initial three-year terms ending on May 31, 2014. In accordance with ASC Section 840-40 Sale Leaseback Transactions, the deferred gain on the sale is recognized evenly over the initial three-year lease period as a credit to rent expense. Further, the Bank had the option to exit a certain amount of square footage within the first year of the lease incurring a penalty of three months of lease payments for the space exited. Also, in doing so, the Bank would recognize a portion of the remaining deferred gain proportionate to the amount of space exited. In the second quarter of 2012, the Bank vacated additional leased space, resulting in the recognition of an additional gain of $425,000.

In addition, the Bank leases office space for the Burlington County, New Jersey and Radnor, Pennsylvania MDOs. The Company’s total minimum lease payments for the years 2014 and 2015 total $234,000 and, $85,000, respectively. In addition, total minimum lease payments for the years 2016 through 2018 total $83,000 each year and total $28,000 for the year 2019.  Rent expense for the years ended December 31, 2013, 2012 and 2011 approximated $77,000, $90,000 and $28,000, respectively.

Litigation – From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.

NOTE 15 — REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2013, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of December 31, 2013 and 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

December 31, 2013
Risk based capital ratios:
Tier I risk based capital	$101,008	13.07%	$30,913	4.00%	$46,369	6.00%
Total risk based capital	$110,427	14.29%	$61,821	8.00%	$77,276	10.00%
Tier I leverage ratio	$101,008	9.53%	$42,396	4.00%	$52,995	5.00%

December 31, 2012
Risk based capital ratios:
Tier I risk based capital	$103,876	14.11%	$29,447	4.00%	$44,171	6.00%
Total risk based capital	$113,090	15.36%	$58,901	8.00%	$73,626	10.00%
Tier I leverage ratio	$103,876	10.35%	$40,145	4.00%	$50,182	5.00%

Management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

Regulatory capital levels for Cape Bank differ from its total capital computed in accordance with accounting principles generally accepted in the United States (GAAP), as follows:

	At December 31,
	2013	2012
	(in thousands)
Total capital, computed in accordance with GAAP	$130,735	$140,122
Accumulated other comprehensive loss	2,651	679
Disallowed deferred tax assets	(9,504)	(14,086)
Disallowed goodwill and other disallowed intangible assets	(22,874)	(22,839)
Tier I (tangible) capital	101,008	103,876
Allowance for loan losses	9,419	9,214
Total regulatory capital	$110,427	$113,090

NOTE 16 — EARNINGS PER SHARE

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

The following is the earnings per share calculation for the periods ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, options to purchase 710,960 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. In addition, 7,425 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. At December 31, 2012, options to purchase 711,290 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were dilutive, and accordingly were included in determining diluted earnings per common share. At December 31, 2011, options to purchase 833,010 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. Restricted stock was dilutive and is included in the earnings per share calculation for the period ended December 31, 2011.

	Years ended December 31,
	2013	2012	2011
	(in thousands, except share data)

Net income	$5,551	$4,556	$7,987

Weighted average shares outstanding	11,904,369	12,441,219	12,393,359
Basic earnings per share	$0.47	$0.37	$0.64
Diluted weighted average shares outstanding	11,950,943	12,443,298	12,398,178
Diluted basic earnings per share	$0.46	$0.37	$0.64

NOTE 17 — SALE OF BANK ASSETS

On April 11, 2011, the Company entered into an Agreement of Sale to sell the Cape Bank main office complex and an adjoining vacant lot located in Cape May Court House, NJ. The sale was consummated on May 31, 2011. The selling price of the properties was $7.2 million with net cash proceeds of $6.8 million received at time of sale. The Bank entered into six separate lease agreements, each for a discrete portion of the original complex with initial three year terms, all ending in 2014. The net book value of the property at the time of closing was $3.8 million resulting in a gain of $3.4 million. This gain is being recognized under the full accrual method and as an operating lease in accordance with FASB ASC Topic No.840-40 “Sale Leaseback Transactions” which permits $1.8 million of the gain to be recognized at the time of sale and the remaining portion of the gain, $1.6 million, to be recognized evenly over the initial three-year lease period.

During the second quarter of 2012, the Bank vacated portions of their leased premises. In accordance with FASB ASC Topic No. 840-40 “Sale Leaseback Transactions”, the Bank recognized an additional portion of the deferred gain in the amount of $425,000. At December 31, 2013, the balance of the deferred gain to be recognized totaled $135,000.

In accordance with FASB ASC Topic No. 360-20 “Plant, Property and Equipment, Real Estate Sales”, the Bank recognized a gain of $569,000 in the third quarter of 2013 related to the sale of a parcel of unused land previously classified as assets held for sale. The cost basis of this asset was $281,000 and was sold on September 4, 2013 for $850,000.

NOTE 18 — CAPE BANCORP (PARENT COMPANY)

The Parent Company’s condensed balance sheets at December 31, 2013 and 2012 and the related condensed statements of income and cash flows for the years ended December 31, 2013, 2012 and 2011 follow:

Condensed Balance Sheets

	December 31,
	2013	2012
	(in thousands)
ASSETS
Non-interest bearing balances with bank subsidiary	$746	$1,508
Loans due from bank subsidiary	8,846	9,179
Investment in bank subsidiary	130,735	140,122
Other assets	261	264
Total assets	$140,588	$151,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$161	$247
Total liabilities	161	247

Stockholders' Equity
Common stock	133	133
Additional paid in capital	128,193	127,767
Treasury stock at cost - 1,284,991 shares at December 31, 2013	(12,035)	-
Unearned ESOP shares	(8,102)	(8,528)
Accumulated other comprehensive loss	(2,951)	(679)
Retained earnings	35,189	32,133
Total stockholders' equity	140,427	150,826
Total liabilities and stockholders' equity	$140,588	$151,073

Condensed Statements of Income

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Income:
Interest income from bank subsidiary	$298	$310	$319
Dividend Income	14,100	-	-
Total income	14,398	310	319

Expense:
Legal expense	69	79	41
Investor relations expense	119	120	84
Audit and consulting fees	427	399	411
Subscriptions and publications	72	74	72
Other non-interest expenses	29	22	29
Total expense	716	694	637

Income (loss) before income taxes and equity in undistributed net income of bank subsidiary	13,682	(384)	(318)
Income tax expense (benefit)	(5)	(131)	(101)
Income before equity in undistributed net income (loss) of subsidiaries	13,687	(253)	(217)
Equity in (over distributed)/undistributed net income (loss) of bank subsidiary	(8,136)	4,809	8,204
Net income	$5,551	$4,556	$7,987

Condensed Statements of Cash Flows

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$5,551	$4,556	$7,987
Adjustments to reconcile net income to cash provided by operating activities:
Equity in over distributed/(undistributed) net income of bank subsidiary	8,136	(4,809)	(8,204)
Stock-based compensation expense	17	10	17
Changes in assets and liabilities that (used) provided cash	(86)	(162)	(108)
Net cash provided by (used in) operating activities	13,618	(405)	(308)

Cash flows from investing activities
Repayment of ESOP loan	333	322	313
Net cash (used in) provided by investing activities	333	322	313

Cash flows from financing activities
Purchase of Treasury Stock	(12,186)	-	-
Proceeds from exercise of shares from stock option	146	179	4
Dividends paid on common stock	(2,673)	(667)	-
Net cash provided by (used in) financing activities	(14,713)	(488)	4

Net increase (decrease) in cash and cash equivalents	(762)	(571)	9
Cash and cash equivalents at beginning of year	1,508	2,079	2,070
Cash and cash equivalents at end of year	$746	$1,508	$2,079

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

NOTE 19 — SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,				Year Ended December 31,
	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)				(in thousands)

Interest income	$10,551	$10,289	$10,093	$10,108	$10,511	$10,949	$10,935	$11,289
Interest expense	1,227	1,274	1,342	1,449	1,617	1,897	2,221	2,469
Net interest income	9,324	9,015	8,751	8,659	8,894	9,052	8,714	8,820
Provision for loan losses	952	449	313	297	1,910	710	1,168	673
Net interest income after provision for loan losses	8,372	8,566	8,438	8,362	6,984	8,342	7,546	8,147
Non-interest income	445	2,223	1,603	1,695	1,978	1,601	2,630	1,605
Non-interest expense	7,371	7,523	7,455	7,573	7,507	8,011	8,674	7,430
Income before income taxes	1,446	3,266	2,586	2,484	1,455	1,932	1,502	2,322
Income tax expense	894	1,362	1,006	969	995	399	477	784
Net income	$552	$1,904	$1,580	$1,515	$460	$1,533	$1,025	$1,538

NOTE 20 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the year ended December 31, 2013:

	Balance at December 31, 2012	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Year Ended December 31, 2013	Balance at December 31, 2013
	(in thousands)

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(679)	$(2,505)	$337	$(104)	$(2,272)	$(2,951)

Accumulated other comprehensive income (loss) net of tax	$(679)	$(2,505)	$337	$(104)	$(2,272)	$(2,951)

The following represents the reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2013:

	Year Ended December 31, 2013	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$561	Gain (loss) on sale of investment securities, net
Income tax expense	(224)	Income taxes
Total reclassifications net of tax	$337

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Cape Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (2)
4	Form of Common Stock Certificate of Cape Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Employment Agreement for Michael D. Devlin (5)
10.3	Change in Control Agreement for Guy Hackney (3)
10.4	Change in Control Agreement for James McGowan, Jr. (3)
10.5	Change in Control Agreement for Michele Pollack (3)
10.6	Change in Control Agreement for Charles L. Pinto (4)
10.7	Form of Director Retirement Plan (1)
10.8	2008 Equity Incentive Plan (6)
14	Code of Ethics (7)
21	Subsidiaries of Registrant
23.1	Consent of Crowe Horwath LLP
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements – Furnished herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(6)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.