Form 10-Q
period 2014-03-31
Cape Bancorp, Inc.
filed 2014-05-07
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014 there were 11,822,341 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash & due from financial institutions	$6,198	$6,940
Interest-bearing bank balances	14,681	17,921
Cash and cash equivalents	20,879	24,861
Interest-bearing time deposits	9,392	9,185
Investment securities available for sale, at fair value (amortized cost of $157,796 and $161,907 respectively)	154,998	157,166
Investment securities held to maturity, at amortized cost (fair value of $17,207 and $8,906, respectively)	17,727	9,102
Loans held for sale	6,148	1,814
Loans, net of allowance of $9,736 and $9,330, respectively	772,553	780,127
Accrued interest receivable	3,369	3,235
Premises and equipment, net	19,880	20,024
Other real estate owned	6,530	7,449
Federal Home Loan Bank (FHLB) stock, at cost	7,536	7,747
Deferred income taxes	15,103	15,628
Bank owned life insurance (BOLI)	30,641	31,177
Goodwill	22,575	22,575
Intangible assets, net	308	298
Other assets	3,412	2,491
Total assets	$1,091,051	$1,092,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$718,724	$715,934
Noninterest-bearing deposits	83,264	82,488
Federal funds purchased and repurchase agreements	9,944	9,940
Federal Home Loan Bank borrowings	129,537	133,995
Advances from borrowers for taxes and insurance	828	768
Accrued interest payable	114	102
Other liabilities	7,543	9,225
Total liabilities	949,954	952,452

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at March 31, 2014 and December 31, 2013; outstanding 11,881,985 shares at March 31, 2014 and 12,059,785 shares at December 31, 2013	133	133
Additional paid-in capital	128,314	128,193
Treasury stock at cost: 1,462,791 shares at March 31, 2014 and 1,284,991 shares at December 31, 2013	(13,856)	(12,035)
Unearned ESOP shares	(7,996)	(8,102)
Accumulated other comprehensive loss, net	(1,991)	(2,951)
Retained earnings	36,493	35,189
Total stockholders' equity	141,097	140,427
Total liabilities & stockholders' equity	$1,091,051	$1,092,879

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended March 31,
	2014	2013
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,332	$9,076
Interest and dividends on investments
Taxable	426	425
Tax-exempt	89	142
Interest on mortgage-backed securities	452	465
Total interest income	10,299	10,108
Interest expense:
Interest on deposits	604	839
Interest on borrowings	598	610
Total interest expense	1,202	1,449
Net interest income before provision for loan losses	9,097	8,659
Provision for loan losses	2,212	297
Net interest income after provision for loan losses	6,885	8,362
Non-interest income:
Service fees	656	853
Net gains on sale of loans	116	270
Net increase from BOLI	223	235
Gain on sale of investment securities available for sale, net	1,889	290
Net gain (loss) on sale of OREO	(8)	21
Other	252	26
Total non-interest income	3,128	1,695
Non-interest expense:
Salaries and employee benefits	3,598	3,913
Occupancy expenses, net	496	429
Equipment expenses	222	279
Federal insurance premiums	208	304
Data processing	273	345
Loan related expenses	225	341
Advertising	198	147
Telecommunications	269	312
Professional services	260	201
OREO expenses	252	325
Other operating	735	977
Total non-interest expense	6,736	7,573
Income before income taxes	3,277	2,484
Income tax expense	1,249	969
Net income	$2,028	$1,515

Earnings per share (see Note 11):
Basic	$0.18	$0.12
Diluted	$0.18	$0.12

Weighted average number of shares outstanding:
Basic	11,157,234	12,495,367
Diluted	11,286,022	12,512,522

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$3,277	$1,249	$2,028	$2,484	$969	$1,515
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	1,634	655	979	(657)	(262)	(395)
Amortization of previously unrealized loss on AFS securities transferred to HTM	(35)	(16)	(19)	—	—	—
Non-credit related unrealized gain (loss) on other- than-temporarily impaired CDOs	—	—	—	(64)	(26)	(38)
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	—	—	—	(290)	(116)	(174)
Total other comprehensive income (loss)	1,599	639	960	(1,011)	(404)	(607)

Total comprehensive income	$4,876	$1,888	$2,988	$1,473	$565	$908

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2013 and three months ended March 31, 2014

(unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)
Balance, December 31, 2012	$133	$127,767	$—	$(8,528)	$(679)	$32,133	$150,826
Net income	—	—	—	—	—	5,551	5,551
Other comprehensive loss	—	—	—	—	(2,272)	—	(2,272)
Stock option compensation expense	—	444	—	—	—	—	444
Restricted stock compensation expense	—	17	—	—	—	—	17
Issuance of stock for stock options	—	33	113	—	—	—	146
Issuance of restricted stock	—	(38)	38	—	—	—	—
Cash dividends declared on common stock stock ($0.21 per share)	—	—	—	—	—	(2,495)	(2,495)
Common stock repurchased - 1,301,116 shares	—	—	(12,186)	—	—	—	(12,186)
ESOP shares earned	—	(30)	—	426	—	—	396
Balance, December 31, 2013	133	128,193	(12,035)	(8,102)	(2,951)	35,189	140,427
Net income	—	—	—	—	—	2,028	2,028
Other comprehensive income (loss)	—	—	—	—	960	—	960
Stock option compensation expense	—	111	—	—	—	—	111
Restricted stock compensation expense	—	6	—	—	—	—	6
Issuance of stock for stock options	—	(2)	19	—	—	—	17
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	—	(724)	(724)
Common stock repurchased - 179,800 shares	—	—	(1,840)	—	—	—	(1,840)
ESOP shares earned	—	6	—	106	—	—	112
Balance, March 31, 2014	$133	$128,314	$(13,856)	$(7,996)	$(1,991)	$36,493	$141,097

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$2,028	$1,515
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,212	297
Net (gain) loss on the sale of loans	(116)	(270)
Net (gain) loss on the sale of other real estate owned	8	(21)
Write-down of other real estate owned	90	162
Net (gain) loss on sale of investments	(1,889)	(314)
Earnings on BOLI	(223)	(235)
Originations of loans held for sale	—	(10,322)
Proceeds from sales of loans	185	16,053
Depreciation and amortization	605	663
ESOP and stock-based compensation expense	229	221
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(134)	(134)
Other assets	(288)	3,124
Accrued interest payable	12	(35)
Other liabilities	(3,761)	(1,928)
Net cash (used in) provided by operating activities	(1,042)	8,776
Cash flows from investing activities
Proceeds from sales of AFS securities	1,889	13,447
Proceeds from calls, maturities, and principal repayments of AFS securities	6,002	13,230
Purchases of AFS securities	(7,689)	(25,955)
Purchases of HTM securities	(1,177)	—
Redemption (Purchase) of Federal Home Loan Bank stock	212	13
Proceeds from sale of other real estate owned	877	2,633
(Increase) decrease in interest-bearing time deposits	(207)	(992)
(Increase) decrease in loans, net	852	(8,597)
Purchases of premises and equipment	(78)	(159)
Net cash (used in) provided by investing activities	681	(6,380)
Cash flows from financing activities
Net increase in deposits	3,566	(6,136)
Increase in advances from borrowers for taxes and insurance	60	38
Repayments of long-term borrowings	—	(15,000)
Increase (decrease) in short-term borrowings	(4,700)	14,700
Purchase of Treasury stock	(1,840)	—
Proceeds from exercise of shares from stock option	17	58
Dividends paid on common stock	(724)	(667)
Net cash provided by (used in) financing activities	(3,621)	(7,007)
Net increase (decrease) in cash and cash equivalents	(3,982)	(4,611)
Cash and cash equivalents at beginning of year	24,861	24,228
Cash and cash equivalents at end of quarter	$20,879	$19,617
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$1,190	$1,255
Income taxes, net of refunds	$—	$1,668
Supplementary disclosure of non-cash investing activities:
AFS investment security sales that will settle after quarter-end	$2,000	$367
AFS investment security purchase commitments that settled during the period	$4,189	$2,060
Transfers from AFS to HTM investment securities	$7,614	$—
Transfers from loans to loans held for sale, net	$4,550	$—
Transfers from loans to other real estate owned	$44	$1,696

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended March 31, 2014 and 2013, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $739,000 as of March 31, 2014, and $732,000 as of December 31, 2013 are included in these balances.

Interest-Bearing Time Deposits: Interest-bearing time deposits are held to maturity, are carried at cost and have original maturities greater than three months.

Investment Securities: The Bank classifies investment securities as either available-for-sale (“AFS”) or held-to-maturity (“HTM”). Investment securities classified as AFS are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. Investment securities classified as HTM are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the related investments, using the level yield method. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified a portion of the AFS securities as HTM, as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.

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

Loans Held for Sale (“HFS”): HFS consists of residential mortgage loans originated and intended for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to HFS, all of which are carried at the lower of aggregate cost or fair market value. The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair values of loans transferred from the loan portfolio to HFS are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Write-downs on loans transferred to HFS are charged to the allowance for loan losses. Subsequent declines in fair value, if any, are charged to operating income and the HFS balance is reduced. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loans sold. At March 31, 2014, there were no residential mortgages classified as HFS as the Bank exited the residential mortgage loan origination business effective December 31, 2013.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At March 31, 2014, TDRs totaled $4.3 million, of which $3.4 million were accruing TDRs and $865,000 were non-accruing TDRs. This compares to $4.3 million of TDRs at December 31, 2013, of which $3.4 million were accruing TDRs and $881,000 were non-accruing TDRs. (See Note 4 – Loans Receivable).

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2014 will be performed in the fourth quarter. In the interim, the Company will continue to evaluate goodwill on a quarterly basis utilizing the methodology required for an annual goodwill assessment.

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

Bank Owned Life Insurance (“BOLI”): The Bank has an investment in bank owned life insurance. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors. The Bank is the owner and beneficiary of the policies and in accordance with FASB ASC Topic 325, “Investments in Insurance Contracts”, the amount recorded is the cash surrender value, which is the amount realizable.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of March 31, 2014, 206,145 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity. See the Consolidated Statement of Comprehensive Income.

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

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares. The repurchase was completed on July 16, 2013. Furthermore, on July 19, 2013, the Company announced that the Board of Directors authorized a second repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares. The second repurchase plan was completed on October 3, 2013. The average repurchase price for both stock repurchase plans was $9.37 per share. On December 23, 2013, the Company announced that the Board of Directors authorized a third stock repurchase plan under which the Company would repurchase up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares. As of March 31, 2014, 179,800 shares were repurchased as part of the most recent stock repurchase plan.

Effect of Newly Issued Accounting Standards: In January 2014, the FASB issued ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor such as the Bank should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  Additionally, the amendments in ASU 2014-04 require interim and annual disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, such as the Company, the amendments are effective for interim and annual reporting periods beginning after December 15, 2014.  Early adoption in 2014 is permitted.  ASU 2014-04 is not expected to have a material impact on the Company’s financial position, results of operations or disclosures.

NOTE 3 – INVESTMENT SECURITIES

In March 2014, the Bank reclassified a portion of the available-for-sale securities as held-to-maturity as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility. The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity at March 31, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$47,965	$14	$(1,085)	$46,894
Municipal bonds	5,781	97	(23)	5,855
Collateralized debt obligations	—	—	—	—
Corporate bonds	16,113	79	(5)	16,187
Total debt securities	$69,859	$190	$(1,113)	$68,936

Equity securities
CRA Qualified Investment Fund	$5,000	$—	$(264)	$4,736
Total equity securities	$5,000	$—	$(264)	$4,736

Mortgage-backed securities
GNMA pass-through certificates	$3,392	$152	$—	$3,544
FHLMC pass-through certificates	4,961	80	(120)	4,921
FNMA pass-through certificates	14,267	173	(367)	14,073
Collateralized mortgage obligations	60,317	115	(1,644)	58,788
Total mortgage-backed securities	$82,937	$520	$(2,131)	$81,326
Total securities available-for-sale	$157,796	$710	$(3,508)	$154,998

Investment securities held-to-maturity
Debt securities
U.S. Government and agency obligations	$7,639	$—	$(434)	$7,205
Municipal bonds	10,088	74	(160)	10,002
Total debt securities	$17,727	$74	$(594)	$17,207
Total securities held-to-maturity	$17,727	$74	$(594)	$17,207

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$53,951	$5	$(2,350)	$51,606
Municipal bonds	6,090	116	(28)	6,178
Collateralized debt obligations	—	—	—	—
Corporate bonds	13,059	44	(24)	13,079
Total debt securities	$73,100	$165	$(2,402)	$70,863

Equity securities
CRA Qualified Investment Fund	$5,000	$—	$(300)	$4,700
Total equity securities	$5,000	$—	$(300)	$4,700

Mortgage-backed securities
GNMA pass-through certificates	$3,424	$130	$—	$3,554
FHLMC pass-through certificates	5,101	78	(175)	5,004
FNMA pass-through certificates	14,596	163	(495)	14,264
Collateralized mortgage obligations	60,686	121	(2,026)	58,781
Total mortgage-backed securities	$83,807	$492	$(2,696)	$81,603
Total securities available-for-sale	$161,907	$657	$(5,398)	$157,166

Investment securities held-to-maturity
Debt securities
Municipal bonds	$9,102	$42	$(238)	$8,906
Total debt securities	$9,102	$42	$(238)	$8,906
Total securities held-to-maturity	$9,102	$42	$(238)	$8,906

Proceeds from sales of securities available for sale were $1.9 million and $13.4 million for the three months ended March 31, 2014 and 2013, respectively. Gross gains of $1.9 million and $290,000 were realized on security sales during the three months ended March 31, 2014 and 2013, respectively. Proceeds from security calls, maturities, and return of principal were $6.0 million and $13.2 million for the three months ended March 31, 2014 and 2013, respectively.

Securities having a fair value of approximately $60.2 million and $50.6 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, Federal Home Loan Bank and other borrowings. The Bank did not hold any trading securities during the three months ended March 31, 2014 or December 31, 2013.

On March 3, 2014, $7.6 million of agency debt securities were transferred from available-for-sale to held-to-maturity at fair value which the Bank has the ability and positive intent to hold to maturity. Additionally, the Bank expects to recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity. Each transfer was done at fair value and any previously unrealized gain or loss will be amortized or accreted to investment securities in the consolidated statements of operation. The unrealized holding gain or loss at March 3, 2014 related to this transfer, will continue to be reported in a separate component of shareholders equity and will be amortized or accreted over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization or accretion of any premium or discount, and will result in no net effect to the investment yield. These securities had gross unrealized losses at the time of transfer of $377,000 of which $276,000 was in a loss position for less than 12 months. These securities had net unrealized losses of $377,000 at March 3, 2014.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$46,563	$(1,395)	$1,876	$(124)	$48,439	$(1,519)
Municipal bonds	7,328	(165)	1,222	(18)	8,550	(183)
Corporate bonds	3,038	(5)	—	—	3,038	(5)
CRA Qualified Investment Fund	—	—	4,736	(264)	4,736	(264)
Mortgage-backed securities	54,328	(1,887)	5,282	(244)	59,610	(2,131)

Total temporarily impaired investment securities	$111,257	$(3,452)	$13,116	$(650)	$124,373	$(4,102)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$45,771	$(2,184)	$1,834	$(166)	$47,605	$(2,350)
Municipal bonds	7,936	(244)	1,220	(22)	9,156	(266)
Corporate bonds	4,029	(24)	—	—	4,029	(24)
CRA Qualified Investment Fund	—	—	4,700	(300)	4,700	(300)
Mortgage-backed securities	59,729	(2,452)	2,569	(244)	62,298	(2,696)

Total temporarily impaired investment securities	$117,465	$(4,904)	$10,323	$(732)	$127,788	$(5,636)
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

At March 31, 2014, the Company’s investment securities portfolio consisted of 254 securities, 107 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

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

The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the three months ended March 31, 2014.

In December 2013, prompted by the “Volcker Rule”, the Company sold a portion of its portfolio of bank and insurance trust preferred collateral debt obligation (“CDO”) securities that had a cost basis greater than zero. The sale of these securities resulted in net securities losses totaling $851,000 which was reported in gains and losses on the sale of securities in the year 2013. On February 27, 2014, the Company sold its remaining portion of CDOs having a zero book balance which resulted in a pre-tax gain of $1.9 million.

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at March 31, 2014, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year or less	$3,891	$3,909	$—	$—
Due after one year but within five years	38,973	39,016	470	467
Due after five years but within ten years	26,995	26,011	15,193	14,640
Due after ten years	—	—	2,064	2,100
Equity securities	5,000	4,736
Mortgage-backed securities	82,937	81,326	—	—
Total investment securities	$157,796	$154,998	$17,727	$17,207

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at March 31, 2014 and March 31, 2013:

	For the three months ended March 31,
	2014	2013
Beginning balance of cumulative credit losses on CDO securities	$(14,501)	$(18,383)
Additional credit losses for which other than temporary impairment was previously recognized	—	—
Sale of OTTI securities	14,501	—
Credit loss recognized due to change to intent to sell	—	—
Ending balance of cumulative credit losses on CDO securities	$—	$(18,383)

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Commercial secured by real estate	$423,563	$422,829
Commercial term loans	19,195	23,203
Construction	14,823	10,852
Other commercial	35,978	37,772
Residential mortgage	245,653	250,698
Home equity loans and lines of credit	42,613	43,468
Other consumer loans	753	977
Loans receivable, gross	782,578	789,799

Less:
Allowance for loan losses	9,736	9,330
Deferred loan fees	289	342
Loans receivable, net	$772,553	$780,127

During the first quarter of 2014, the Bank transferred $5.3 million of classified commercial loans to loans held for sale.  The loans were written-down $1.8 million to the value of the collateral supporting the loans, as the Bank was pursuing the sale of these assets.

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2014:

	At or for the three months ended March 31, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Charge-offs	(178)	—	—	—	—	(68)	(15)	—	(261)
Write-downs on loans transferred to HFS	—	(809)	—	(965)	—	—	—	—	(1,774)
Recoveries	220	—	—	—	—	—	9	—	229
Provision for loan losses	424	822	(120)	1,170	(121)	30	7	—	2,212
Balance at end of year	$7,020	$433	$107	$805	$744	$122	$5	$500	$9,736

Impairment evaluation
Allowance for loan losses
Individually evaluated	$130	$—	$—	$—	$44	$—	$—	$—	$174
Collectively evaluated	6,890	433	107	805	700	122	5	500	9,562
Total allowance for loan losses	$7,020	$433	$107	$805	$744	$122	$5	$500	$9,736
Loans
Individually evaluated	$8,929	$—	$—	$303	$1,874	$465	$—	$—	$11,571
Collectively evaluated	414,634	19,195	14,823	35,675	243,779	42,148	753	—	771,007
Total loans	$423,563	$19,195	$14,823	$35,978	$245,653	$42,613	$753	$—	$782,578

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2013:

	At or for the Year ended December 31, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(2,085)	—	—	(106)	(205)	(109)	(40)	—	(2,545)
Write-downs on loans transferred to HFS	(241)	—	—	—	—	—	—	—	(241)
Recoveries	214	—	—	10	—	1	28	—	253
Provision for loan losses	2,345	(37)	169	(119)	(230)	19	(1)	(135)	2,011
Balance at end of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330

Impairment evaluation
Allowance for loan losses
Individually evaluated	$148	$—	$—	$6	$70	$22	$—	$—	$246
Collectively evaluated	6,406	420	227	594	795	138	4	500	9,084
Total allowance for loan losses	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Loans
Individually evaluated	$8,223	$—	$—	$303	$2,215	$461	$—	$—	$11,202
Collectively evaluated	414,606	23,203	10,852	37,469	248,483	43,007	977	—	778,597
Total loans	$422,829	$23,203	$10,852	$37,772	$250,698	$43,468	$977	$—	$789,799

(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2013:

	At or for the three months ended March 31, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(435)	—	—	—	(36)	(24)	(2)	—	(497)
Write-downs on loans transferred to HFS	—	—	—	—	—	—	—	—	—
Recoveries	15	—	—	2	—	1	11	—	29
Provision for loan losses	306	34	2	31	(51)	(12)	(13)	—	297
Balance at end of year	$6,207	$491	$60	$848	$1,213	$214	$13	$635	$9,681

Impairment evaluation
Allowance for loan losses
Individually evaluated	$408	$—	$—	$54	$64	$4	$—	$—	$530
Collectively evaluated	5,799	491	60	794	1,149	210	13	635	9,151
Total allowance for loan losses	$6,207	$491	$60	$848	$1,213	$214	$13	$635	$9,681
Loans
Individually evaluated	$16,470	$—	$141	$501	$4,554	$764	$—	$—	$22,430
Collectively evaluated	373,649	20,618	1,761	33,341	234,593	42,922	1,247	—	708,131
Total loans	$390,119	$20,618	$1,902	$33,842	$239,147	$43,686	$1,247	$—	$730,561

(1)	includes commercial lines of credit

Impaired loans at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Non-accrual loans (1)	$7,360	$6,885
Loans delinquent greater than 90 days and still accruing	390	458
Troubled debt restructured loans	3,431	3,452
Loans less than 90 days and still accruing	390	407
Total impaired loans	$11,571	$11,202

(1)

Non-accrual loans in the table above include TDRs totaling $865,000 at March 31, 2014 and $881,000 at December 31, 2013.  Total impaired loans do not include loans held for sale. Loans held for sale include $6.1 million and $1.6 million of loans that were on non-accrual status at March 31, 2014 and December 31, 2013, respectively.

	For the three months ended March 31,
	2014	2013
	(in thousands)
Average recorded investment of impaired loans	$11,164	$21,176
Interest income recognized during impairment	$60	$96
Cash basis interest income recognized	$—	$—

At March 31, 2014, non-performing loans had a principal balance of $7.7 million compared to $7.3 million at December 31, 2013. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $390,000 at March 31, 2014 and $458,000 at December 31, 2013.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	March 31, 2014			December 31, 2013
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$673	$2,380	$3,053	$688	$2,392	$3,080
Residential mortgage	192	1,051	1,243	193	1,060	1,253
Total TDRs	$865	$3,431	$4,296	$881	$3,452	$4,333

The following table presents new TDRs for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	1	$2,178	$2,170	3	$2,371	$2,359
Residential mortgage	—	—	—	1	215	212
Total TDRs	1	$2,178	$2,170	4	$2,586	$2,571

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the three months ended March 31, 2014 and during the year ended December 31, 2013:

	For the three months ended March 31, 2014
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	—	$—	—	$—	—	$—	1	$2,178	—	$—	1	$2,178
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total accruing TDRs	—	$—	—	$—	—	$—	1	$2,178	—	$—	1	$2,178

Non-accruing TDRs:
Commercial secured by real estate	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total non-accruing TDRs	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Total TDRs:
Commercial secured by real estate	—	$—	—	$—	—	$—	1	$2,178	—	$—	1	$2,178
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total TDRs	—	$—	—	$—	—	$—	1	$2,178	—	$—	1	$2,178

	Year ended December 31, 2013
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	—	$—	—	$—	1	$54	1	$2,194	—	$—	2	$2,248
Residential mortgage	—	—	—	—	2	805	1	212	—	—	3	1,017
Total accruing TDRs	—	$—	—	$—	3	$859	2	$2,406	—	$—	5	$3,265

Non-accruing TDRs:
Commercial secured by real estate	—	$—	—	$—	1	$111	—	$—	—	$—	1	$111
Residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total non-accruing TDRs	—	$—	—	$—	1	$111	—	$—	—	$—	1	$111

Total TDRs:
Commercial secured by real estate	—	$—	—	$—	2	$165	1	$2,194	—	$—	3	$2,359
Residential mortgage	—	—	—	—	2	805	1	212	—	—	3	1,017
Total TDRs	—	$—	—	$—	4	$970	2	$2,406	—	$—	6	$3,376

The following table presents TDRs that defaulted within the quarters ended March 31, 2014 and 2013, where the loan had been modified within twelve months:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	—	$—	1	$111
Residential mortgage	—	—	—	—
Total	—	$—	1	$111

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at March 31, 2014 and December 31, 2013 was an impairment reserve for TDRs in the amount of $158,000 and $127,000, respectively. At March 31, 2014, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at March 31, 2014:

March 31, 2014 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,269	$2,269	$130	$2,270	$30
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	—	—	—	—	—
Residential mortgage	359	359	44	360	3
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Impaired loans with a related allowance	$2,628	$2,628	$174	$2,630	$33

Impaired loans with no related allowance
Commercial secured by real estate	$6,660	$8,145	$—	$6,243	$10
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	303	376	—	303	—
Residential mortgage	1,515	1,653	—	1,515	16
Home equity loans and lines of credit	465	550	—	473	1
Other consumer loans	—	—	—	—	—
Impaired loans with no related allowance	$8,943	$10,724	$—	$8,534	$27

Total impaired loans
Commercial secured by real estate	$8,929	$10,414	$130	$8,513	$40
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	303	376	—	303	—
Residential mortgage	1,874	2,012	44	1,875	19
Home equity loans and lines of credit	465	550	—	473	1
Other consumer loans	—	—	—	—	—
Total impaired loans	$11,571	$13,352	$174	$11,164	$60

(1)	excludes HFS non-accruing loans of $6.1 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2013:

December 31, 2013 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,773	$3,234	$148	$2,901	$116
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	60	70	6	60	—
Residential mortgage	618	689	70	660	8
Home equity loans and lines of credit	220	232	22	223	—
Other consumer loans	—	—	—	—	—
Impaired loans with a related allowance	$3,671	$4,225	$246	$3,844	$124

Impaired loans with no related allowance
Commercial secured by real estate	$5,450	$7,203	$—	$3,738	$88
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	243	306	—	246	—
Residential mortgage	1,597	1,675	—	1,536	69
Home equity loans and lines of credit	241	242	—	157	9
Other consumer loans	—	—	—	—	—
Impaired loans with no related allowance	$7,531	$9,426	$—	$5,677	$166

Total impaired loans
Commercial secured by real estate	$8,223	$10,437	$148	$6,639	$204
Commercial term loans	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	303	376	6	306	—
Residential mortgage	2,215	2,364	70	2,196	77
Home equity loans and lines of credit	461	474	22	380	9
Other consumer loans	—	—	—	—	—
Total impaired loans	$11,202	$13,651	$246	$9,521	$290

(1)	excludes HFS non-accruing loans of $1.6 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at March 31, 2014:

March 31, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$1,111	$50	$—	$1,161	$6,159	$416,243	$423,563
Commercial term loans	—	—	—	—	—	19,195	19,195
Construction	—	—	—	—	—	14,823	14,823
Other commercial	—	—	—	—	303	35,675	35,978
Residential mortgage	932	454	316	1,702	507	243,444	245,653
Home equity loans and lines of credit	97	99	74	270	391	41,952	42,613
Other consumer loans	—	—	—	—	—	753	753
Total	$2,140	$603	$390	$3,133	$7,360	$772,085	$782,578

(1)	excludes $6.1 million of loans held for sale.

The following table presents loans by past due status at December 31, 2013:

December 31, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$—	$1,272	$—	$1,272	$5,425	$416,132	$422,829
Commercial term loans	—	—	—	—	—	23,203	23,203
Construction	—	—	—	—	—	10,852	10,852
Other commercial	—	—	—	—	303	37,469	37,772
Residential mortgage	504	589	347	1,440	807	248,451	250,698
Home equity loans and lines of credit	392	192	111	695	350	42,423	43,468
Other consumer loans	—	7	—	7	—	970	977
Total	$896	$2,060	$458	$3,414	$6,885	$779,500	$789,799

(1)	excludes $1.6 million of loans held for sale.

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2014 and December 31, 2013 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at March 31, 2014 and December 31, 2013 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
March 31, 2014	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Non-accrual	Total
	(in thousands)
Commercial secured by real estate	$407,092	$5,657	$828	$1,057	$2,770	$—	$6,159	$423,563
Commercial term loans	19,195	—	—	—	—	—	—	19,195
Construction	14,823	—	—	—	—	—	—	14,823
Other commercial	35,675	—	—	—	—	—	303	35,978
	$476,785	$5,657	$828	$1,057	$2,770	$—	$6,462	$493,559

	Risk Ratings
December 31, 2013	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Non-accrual	Total
	(in thousands)
Commercial secured by real estate	$397,398	$10,669	$4,729	$1,809	$2,799	$—	$5,425	$422,829
Commercial term loans	20,899	—	2,304	—	—	—	—	23,203
Construction	10,852	—	—	—	—	—	—	10,852
Other commercial	35,859	510	1,100	—	—	—	303	37,772
	$465,008	$11,179	$8,133	$1,809	$2,799	$—	$5,728	$494,656

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014			Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$—	$46,894	$—	$—	$51,606	$—
Municipal bonds	—	5,855	—	—	6,178	—
Corporate bonds	—	16,187	—	—	13,079	—
CRA Qualified Investment Fund	4,736	—	—	4,700	—	—
Mortgage-backed securities	—	81,326	—	—	81,603	—
Total securities available for sale	$4,736	$150,262	$—	$4,700	$152,466	$—

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	Three months ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$—	$4,682
Accretion of discount	—	8
Payments received	—	—
Reduction in Accumulated OTTI on sale	—	—
Realized gain (loss) on sale/redemption	—	—
Unrealized holding gain (loss)	—	(203)
Other-than-temporary impairment included in earnings	—	—
Ending balance	$—	$4,487

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014			Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$—	$—	$1,978	$—	$—	$2,255
Commercial term loans	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Other commercial	—	—	303	—	—	297
Residential mortgage	—	—	561	—	—	766
Home equity loans	—	—	260	—	—	198
Total impaired loans	$—	$—	$3,102	$—	$—	$3,516
Other real estate owned:
Commercial	$—	$1,497	$3,358	$—	$4,893	$—
Residential mortgage	—	824	851	—	2,556	—
Total other real estate owned	$—	$2,321	$4,209	$—	$7,449	$—
Loans held for sale	$—	$6,148	$—	$—	$1,814	$—
Assets held for sale	$—	$10	$—	$—	$10	$—
(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

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

On an annual basis, management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at the fair value for other properties. The most recent analysis performed  indicated that a discount up to 7 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors.

Fair valued impaired loans with allocated allowance for loan losses at March 31, 2014, had a carrying amount of $3.1 million, which is made up of the outstanding balance of $3.1 million, net of a valuation allowance of $16,000. These balances do not include $3.4 million of impaired loans that are measured using the discounted cash flow method and are not collateral dependent.

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

	At March 31, 2014
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$20,879	$6,198	$14,681	$—
Interest-bearing time deposits	$9,392	$—	$9,392	$—
Loans held for sale	$6,148	$—	$6,148	$—
Loans receivable	$772,553	$—	$—	$779,479
FHLB Stock	$7,536	n/a	n/a	n/a
Accrued interest receivable	$3,369	$—	$622	$2,747

Liabilities
Savings deposits	$96,153	$—	$96,153	$—
Checking and money market deposits	$424,056	$83,264	$340,792	$—
Certificates of deposit	$281,779	$—	$282,678	$—
Borrowings	$139,481	$—	$146,422	$—
Accrued interest payable	$114	$—	$114	$—

	At December 31, 2013
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$24,861	$6,940	$17,921	$—
Interest-bearing time deposits	$9,185	$—	$9,185	$—
Loans held for sale	$1,814	$—	$1,814	$—
Loans receivable	$780,127	$—	$—	$791,262
FHLB Stock	$7,747	n/a	n/a	n/a
Accrued interest receivable	$3,235	$—	$615	$2,620

Liabilities
Savings deposits	$96,029	$—	$96,029	$—
Checking and money market deposits	$433,205	$82,488	$350,717	$—
Certificates of deposit	$269,188	$—	$270,371	$—
Borrowings	$143,935	$—	$151,287	$—
Accrued interest payable	$102	$—	$102	$—

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 – OTHER REAL ESTATE OWNED

At March 31, 2014, other real estate owned (OREO) totaled $6.5 million and consisted of fifteen residential properties and eleven commercial properties. At December 31, 2013, OREO totaled $7.4 million and consisted of twenty-three residential properties and eleven commercial properties.

For the three months ended March 31, 2014, the Company sold nine residential OREO properties       properties with an aggregate carrying value totaling $885,000 . The Company recorded net losses on the sale of OREO of $8,000 in the first quarter of 2014 compared to net gains of $21,000 recorded in the first quarter of 2013. During the current quarter, the Company added one residential property to OREO with an aggregate carrying value of $56,000.

Net expenses applicable to OREO were $246,000 for the three month period ending March 31, 2014, which included OREO valuation write-downs of $90,000, taxes and insurance totaling $82,000, net losses on the sale of OREO of $8,000, and $66,000 of miscellaneous expenses, net of OREO rental income. For the three months ended March 31, 2013, net expenses applicable to OREO of $286,000 included OREO valuation write-downs totaling $162,000, taxes and insurance totaling $85,000, net gains on the sale of OREO of $21,000 , and $60,000 of miscellaneous expenses, net of rental income.

As of the date of this filing, the Company has agreements of sale for six OREO properties with an aggregate carrying value totaling $1.7 million, although there can be no assurance that these sales will be completed. In the second quarter of 2014, to date, the Company has sold four residential OREO properties, including two building lots, with an aggregate carrying value of $824,000. In addition, in the second quarter of 2014, the Company has sold one commercial OREO property with a carrying value of $168,000. The Company recorded a net gain of $67,000 related to these second quarter 2014 sales.

NOTE 7 – DEPOSITS

Deposits are as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Savings accounts	$96,153	$96,029
Interest-bearing checking and money market deposits (1)	340,792	350,717
Non-interest bearing checking	83,264	82,488
Certificates of deposit of less than $100,000	281,779	113,123
Certificates of deposit of $100,000 or more	—	156,065
Total deposits	$801,988	$798,422

(1)Includes municipal deposit accounts totaling $81.0 million, or 10.1%  of total deposits at March 31, 2014 and $88.9 million, or 11.1% of total deposits at December 31, 2013.

NOTE 8 – BORROWINGS

The Bank’s FHLB borrowings totaled $129.5 million and $134.0 million at March 31, 2014 and December 31, 2013, respectively, and repurchase agreements totaled $9.9 million for both periods.

NOTE 9 – INCOME TAXES

For the three months ended March 31, 2014, the Company recorded a net tax expense of $1.2 million compared to a net tax expense of $969,000 for the three months ended March 31, 2013.

For more information about our income taxes, read Note 11, “Income Taxes,” in our 2013 Annual Report to Shareholders.

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

During the first three months of 2014, there were no incentive stock options issued. During the first quarter of 2013, the Company issued 10,000 incentive stock options to certain employees at a grant price of $8.93 per share.

Stock option activity for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31,
	2014			2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1	710,960	$7.64		711,290	$7.54
Granted	—	$—		10,000	$8.93
Forfeited	(8,000)	$7.27		—	$—
Exercised	(2,000)	$8.43		(8,000)	$7.28
Outstanding at March 31 (1)	700,960	$7.71	6.6 years	713,290	$7.66	7.4 years
Exercisable at March 31	377,266	$7.50	6.3 years	255,316	$7.46	7.3 years

Aggregate Intrinsic Value at March 31	$1,319,400			$433,600

(1)Expected forfeitures are immaterial.

The expected average risk-free rate is based on the U.S. Treasury yield curve on the day of grant. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and expected option exercise activity. Expected volatility is based on historical volatilities of the Company’s common stock as well as the historical volatility of the stocks of the Company’s peer banks. The expected dividend yield is based on the expected dividend yield over the life of the option and the Company’s historical information. The following table presents the weighted average per share fair value of options granted during the periods presented, and the assumptions used based on the Black-Sholes option pricing methodology. There were no options granted in the first quarter of 2014.

	March 31,
Assumption	2014	2013
Expected average risk-free interest rate	-	1.20%
Expected average life (in years)	-	6.5
Expected volatility	-	40.27%
Expected dividend yield	-	2.24%
Weighted average per share fair value	$-	$2.87

Restricted stock activity for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31,
	2014		2013
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	7,425	$8.44	4,950	$7.68
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at March 31	7,425	$8.44	4,950	$7.68

At March 31, 2014, unrecognized compensation costs on unvested stock options and restricted stock awards was $868,000  which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31,
	2014	2013
	(in thousands)
Compensation expense:
Common stock options	$111	$121
Restricted common stock	6	3
Total compensation expense	117	124
Tax benefit	2	2
Net income effect	$115	$122

As of March 31, 2014, 917,450 options were issued and 583,212 options were available for issuance. As of March 31, 2014, based on the option agreements, there were 377,266 incentive stock options exercisable.

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

As of March 31, 2014, options to purchase 700,960 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 7,425 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of March 31, 2013, options to purchase 713,290 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
	(in thousands, except share data)
Net income	$2,028	$1,515
Weighted average shares outstanding	11,157,234	12,495,367
Basic earnings per share	$0.18	$0.12
Diluted weighted average shares outstanding	11,286,022	12,512,522
Diluted basic earnings per share	$0.18	$0.12

NOTE 12 – REGULATORY MATTERS

As of March 31, 2014, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank’s capital ratios at March 31, 2014 were as follows: Tier I risk based capital 13.16%; Total risk based capital 14.41%; Tier I leverage ratio 9.56%.

NOTE 13 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the three months ended March 31, 2014 and 2013:

	Balance at December 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended March 31, 2014	Balance at March 31, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(2,951)	$979	$-	$(19)	$960	$(1,991)

Accumulated other comprehensive income (loss) net of tax	$(2,951)	$979	$-	$(19)	$960	$(1,991)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

	Balance at December 31, 2012	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended March 31, 2013	Balance at March 31, 2013
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(679)	$(433)	$(174)	$—	$(607)	$(1,286)

Accumulated other comprehensive income (loss) net of tax	$(679)	$(433)	$(174)	$—	$(607)	$(1,286)

	For the three months ended March 31,		Affected Line Item in Statements of Income
	2014	2013
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$—	$290	Gain (loss) on sale of investment securities, net
Previously unrealized loss on AFS securities transferred to HTM	35	—	Previously unrealized gain or loss
Income tax expense	(16)	(116)	Income taxes
Total reclassifications net of tax	$19	$174

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

Overview

Cape Bancorp, Inc. (“Cape Bancorp” or the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank (the “Bank”).

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from fourteen full service branch offices located in Atlantic and Cape May Counties, New Jersey, including our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, one drive-up teller/ATM operation in Atlantic County and our two market development offices (“MDOs”) located in Burlington County, New Jersey and in Radnor, Pennsylvania, which serves the five county Philadelphia market area.  We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, residential mortgage loans, home equity loans and lines of credit (“HELOC”) and construction loans.  Effective December 31, 2013, the Company exited the residential mortgage loan origination business which will allow for more resources to be focused on commercial lending.  Our retail and business banking deposit products include checking accounts, money market accounts, savings accounts, and certificates of deposit with terms ranging from 30 days to 84 months.

At March 31, 2014, the Company had total assets of $1.091 billion compared to $1.093 billion at December 31, 2013. For the three months ended March 31, 2014 and 2013, the Company had total revenues (interest income plus non-interest income) of $13.4 million and $11.8 million, respectively.  Net income for each of the three months ended March 31, 2014 totaled $2.0 million or $0.18 per common and fully diluted share compared to net income of $1.5 million, or $0.12 per common and fully diluted share for the three months ended March 31, 2013.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs.  Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2013 and through the first quarter of 2014, the Bank experienced significant declines in its level of non-performing assets as well as making progress in improving its credit quality ratios. At March 31, 2014, non-performing loans as a percentage of total gross loans totaled 0.99% compared to 0.93% of total gross loans at December 31, 2013 and 2.46% of total gross loans at March 31, 2013. The Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at March 31, 2014 was 18%, an improvement from 26% at December 31, 2013 and 27% at March 31, 2013.   Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 1.31% at March 31, 2014 from 1.35% at December 31, 2013, and 2.38% at March 31, 2013.  For the periods ended, and as of March 31, 2014 and December 31, 2013, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations.   The ratio of our allowance for loan losses to total loans increased to 1.24% at March 31, 2014, from 1.18% at December 31, 2013, while the ratio of our allowance for loan losses to non-performing loans decreased to 125.62% at March 31, 2014 from 127.05% at December 31, 2013. For the three months ended March 31, 2014, loan charge-offs and write-downs on loans transferred to held for sale totaled $2.0 million compared to loan charge-offs of $497,000  for the three months ended March 31, 2013. Of the $2.0 million of loan charge-offs and write-downs on loans transferred during the first quarter of 2014, none of these were fully reserved for as of December 31, 2013. Our total loan portfolio decreased from $789.5 million at December 31, 2013 to $782.3 million at March 31, 2014 resulting from a decrease in commercial loans totaling $3.5 million, decreases in residential mortgage loans totaling $2.6 million and a decline in consumer loans totaling $1.1 million.  Commercial loan closings totaling $19.7 million during the quarter were more than offset by the following: transfer of $5.3 million of classified commercial loans to loans held for sale, charge-offs and write-downs of loans transferred to loans held for sale totaling $2.0 million, normal amortizations, and early payoffs (including the payoff of a $6.5 million classified loan relationship).  The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013.  At March 31, 2014, 92.2% of our loan portfolio was secured by real estate and 61.6% of our portfolio was commercial related loans.  We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs of our customers.

Total deposits increased $3.6 million from $798.4 million at December 31, 2013 to $802.0 million at March 31, 2014 primarily resulting from an increase of $12.6 million in certificates of deposit, partially offset by decreases in interest-bearing checking accounts and money market deposit accounts of $7.2 million and $2.7 million, respectively.  We also maintain an investment portfolio.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial loans

2014 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 13.1% and 16.1%, respectively, as of February 2014, an improvement from 2013 levels of 14.8% and 18.8%, respectively.  The number of residential building permits issued remained flat in Atlantic County from February 2013 to February 2014 while the values of those permits increased. In Cape May County, both the number of residential permits and the values increased from February 2013 to February 2014. Median sale prices of single-family homes sold during the twelve month periods ended February 2014 and 2013 remained relatively flat in both Atlantic and Cape May Counties. The number of homes sold during those same periods increased 7.1% and 1.7% for Atlantic and Cape May Counties, respectively while the number of new listings increased 19.7% in Atlantic County and 8.5% in Cape May County.

During 2013 and continuing through the first quarter of 2014, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2014 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed on expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

During 2014, Cape Bank will focus on the following initiatives:

—	Core deposit gathering, both retail and commercial
—	Continue building commercial loan relationships
—	Continue efforts to effectively manage the Bank’s capital
—	Build core earnings
—	Continue efforts to reduce non-performing assets
—	Effectively utilize new core processors functionality with an emphasis on digital delivery

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

Continue building commercial loan relationships:

Cape Bank has had good success in building strong commercial loan relationships during the past several years. This has been the result of building a seasoned group of  professional and knowledgeable staff combined with market driven products. The Company’s expansion into Burlington County in 2010 and the Philadelphia metro market in 2013 has produced better than anticipated results. Efforts will be made to continue to attract quality commercial lending staff as well as maximizing the efforts of the existing staff, while remaining flexible with product structure to adapt to market conditions.

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

Effectively utilize new core processors functionality with an emphasis on digital delivery:

The Bank made a smooth transition to our new core processor, FISERV, in the 4th quarter of 2013. The Bank believes that customers are requiring access to, and communication from, their financial service providers through a multitude of both physical and electronic delivery channels.  During 2014, the Bank will maximize its opportunities to provide products and services via multiple delivery channels offered through FISERV and other available sources.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

At March 31, 2014, the Company’s total assets were $1.091 billion, a decrease of $1.8 million, or 0.17%, from the December 31, 2013 level of $1.093 billion.

Cash and cash equivalents decreased $4.0 million, or 16.02%, to $20.9 million at March 31, 2014 from $24.9 million at December 31, 2013.

Interest-bearing time deposits increased $207,000, or 2.25%, from $9.2 million at December 31, 2013 to $9.4 million at March 31, 2014.  The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans decreased to $782.3 million at March 31, 2014 from $789.5 million at December 31, 2013, a decrease of $7.2 million, or 0.91%.  Net loans decreased $7.6 million, net of an increase in the allowance for loan losses of $406,000, primarily resulting from a decrease in commercial loans totaling $3.5 million, decreases in residential mortgage loans totaling $2.6 million and a decline in consumer loans totaling $1.1 million.  Commercial loan closings totaling $19.7 million during the quarter were more than offset by the following: transfer of $5.3 million of classified commercial loans to loans held for sale, charge-offs and write-downs of loans transferred to loans held for sale totaling $2.0 million, normal amortizations, and early payoffs (including the payoff of a $6.5 million classified loan relationship).  The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013.  Delinquent loans increased $109,000 to $9.9 million, or 1.27% of total gross loans, at March 31, 2014 from $9.8 million, or 1.24% of total gross loans at December 31, 2013. Total delinquent loans by portfolio at March 31, 2014 were $6.7 million of commercial mortgage and $303,000 commercial business loans, $2.2 million of residential mortgage loans and $662,000 of home equity loans.   At March 31, 2014, delinquent loan balances by number of days delinquent were: 31 to 59 days – $2.4 million; 60 to 89 days – $603,000; and 90 days and greater – $6.9 million.

At March 31, 2014, the Company had $7.7 million in non-performing loans, or 0.99% of total gross loans, an increase of $407,000 from $7.3 million, or 0.93% of total gross loans at December 31, 2013. Non-performing loans do not include loans held for sale. Loans held for sale include $6.1 million of loans that are on non-accrual status.  At March 31, 2014, non-performing loans by loan portfolio category were as follows: $6.4 million of commercial loans, $823,000 of residential mortgage loans, and $465,000 of consumer loans.  Of these stated delinquencies, the Company had $390,000 of loans that were 90 days or more delinquent and still accruing (6 residential mortgage loans for $316,000 and 3 consumer loans for $74,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At March 31, 2014, commercial non-performing loans had collateral type concentrations of $352,000 (1 loan or 5%) secured by commercial buildings and equipment, $982,000 (6 loans or 15%)  secured by residential related commercial loans, $1.0 million (3 loans or 16%) secured by restaurant properties, $759,000 (3 loans or 12%) secured by land and building lots, and $3.4 million (8 loans or 52%) secured by retail stores.  The three largest commercial non-performing loan relationships are $1.8 million, $773,000 and $666,000.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified.  For 2014, we anticipate a gradual decrease in the amount of problem assets.  This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure.  We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities increased $6.5 million, or 3.88%, to $172.7 million at March 31, 2014 from $166.3 million at December 31, 2013.  At March 31, 2014, AFS securities totaled $155.0 million and HTM securities totaled $17.7 million. At December 31, 2013, AFS securities totaled $157.2 million and HTM securities totaled $9.1 million. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified $7.6 million of its AFS securities as HTM, as these securities may be particularly susceptible to changes in fair value in the near term, as a result of market volatility.   On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation securities (“CDOs”) with a book value of zero, resulting in  $1.9 million gain.

Other real estate owned (“OREO”) decreased $919,000 from $7.4 million at December 31, 2013 to $6.5 million at March 31, 2014, and consisted at March 31, 2014 of eleven commercial properties and fifteen residential properties (including seven building lots).  During the quarter ended March 31, 2014, the Company added one residential property to OREO with an aggregate carrying value of $56,000. In addition, nine residential OREO properties with an aggregate carrying value totaling $885,000 were sold during the quarter ended March 31, 2014 with recognized net losses of $8,000.  In addition, in the second quarter of 2014, to date, the Company has sold four residential OREO properties, including two building lots, with an aggregate carrying value of $824,000 resulting in net gains totaling $67,000.  As of the date of this filing, the Company has agreements of sale for six OREO properties with an aggregate carrying value of $1.7 million.

Total deposits increased $3.6 million, or 0.45%, from $798.4 million at December 31, 2013 to $802.0 million at March 31, 2014 primarily resulting from increases in certificates of deposit of $12.6 million partially offset by decreases in interest-bearing checking accounts of $7.2 million and money market accounts of $2.7 million.  Noninterest-bearing deposit accounts increased $776,000 and savings accounts increased $124,000.  At March 31, 2014, certificates of deposit totaled $281.8 million, an increase of $12.6 million, or 4.68%, from the December 31, 2013 total of $269.2 million. Interest-bearing checking accounts declined $7.2 million, or 3.42%, to $204.4 million at March 31, 2014 from $211.6 million at December 31, 2013.  Money market accounts declined $2.7 million, or 1.94%, to $136.4 million at March 31, 2014 from $139.1 million at December 31, 2013.

Borrowings decreased $4.4 million from $143.9 million at December 31, 2013 to $139.5 million at March 31, 2014.

Cape Bancorp’s total equity increased $670,000, or 0.48%, to $141.1 million at March 31, 2014 from $140.4 million at December 31, 2013 primarily resulting from a net increase of $1.3 million (earnings less dividends declared) in retained earnings and a decrease of $960,000 in the accumulated other comprehensive loss, partially offset by a $1.8 million decrease related to the Company’s stock repurchase program. Tangible equity to tangible assets increased to 11.07% at March 31, 2014 compared to 10.99% at December 31, 2013.  At March 31, 2014, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Tier I Risk-Based Capital and Total Risk-Based Capital were 9.56%, 13.16% and 14.41%, respectively, all of which exceed well capitalized status.

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

	For the three months ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$22,722	$23	0.41%	$25,639	$28	0.44%
Investments	181,104	945	2.09%	175,741	1,004	2.29%
Loans	791,858	9,331	4.78%	726,380	9,076	5.07%
Total interest-earning assets	995,684	10,299	4.19%	927,760	10,108	4.42%
Noninterest-earning assets	105,394			110,170
Allowance for loan losses	(9,360)			(9,945)
Total assets	$1,091,718			$1,027,985

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	$214,957	97	0.18%	$190,055	120	0.26%
Savings accounts	95,731	13	0.06%	95,485	16	0.07%
Money market accounts	139,535	62	0.18%	173,992	90	0.21%
Certificates of deposit	264,785	432	0.66%	231,093	613	1.08%
Borrowings	146,946	598	1.65%	95,354	610	2.59%
Total interest-bearing liabilities	861,954	1,202	0.57%	785,979	1,449	0.75%
Noninterest-bearing deposits	80,262			84,082
Other liabilities	7,248			6,402
Total liabilities	949,464			876,463
Stockholders' equity	142,254			151,522
Total liabilities and stockholders' equity	$1,091,718			$1,027,985
Net interest income		$9,097			$8,659
Net interest spread			3.62%			3.67%
Net interest margin			3.71%			3.79%
Net interest income and margin (tax equivalent basis) (1)		$9,169	3.73%		$8,731	3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.51%			118.04%

(1)

In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $46,000 and $72,000 for the three month period ended March 31, 2014 and 2013, respectively. The average yield on investments decreased to 2.19% from 2.09% for the three month period ended March 31, 2014 and increased to 2.45% from 2.29% for the three month period ended March 31, 2013.

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

	For the three months ended March 31, 2014
	compared to the three months ended March 31, 2013
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest Earning Assets
Interest-earning deposits	$(3)	$(2)	$(5)
Investments	25	(84)	(59)
Loans	789	(534)	255
Total interest income	811	(620)	191

Interest-Bearing Liabilities
Interest-bearing demand accounts	14	(37)	(23)
Savings accounts	-	(3)	(3)
Money market accounts	(16)	(12)	(28)
Certificates of deposit	80	(261)	(181)
Borrowings	258	(270)	(12)
Total interest expense	336	(583)	(247)

Total net interest income	$475	$(37)	$438

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. Net income for the three months ended March 31, 2014 was $2.0 million, or $0.18 per common and fully diluted share, compared to net income of $1.5 million, or $0.12 per common and fully diluted share for the three months ended March 31, 2013. The loan loss provision for the first quarter of 2014 totaled $2.2 million compared to $297,000 for the first quarter ended March 31, 2013.  Net interest income increased $438,000 to $9.1 million in the first quarter of 2014 from $8.7 million in the first quarter of 2013. The net interest margin decreased 8 basis points from 3.79% for the quarter ended March 31, 2013 to 3.71% for the quarter ended March 31, 2014. The first quarter of 2014 included net gains on sales of investment securities of $1.9 million compared to $290,000 for the same period in 2013.  On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain.  Net gains on the sales of loans totaled $116,000 for the three months ended March 31, 2014 compared to $270,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $91,000, while net gains on the sale of residential loans declined $245,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. Other income for the three months ended March 31, 2014 included life insurance proceeds totaling $185,000 from bank owned life insurance, and the three months ended March 31, 2013 included an $83,000 write-down on an asset held for sale.  Salaries and employee benefits totaled $3.6 million for the first quarter of 2014, a reduction of $315,000 from the first quarter 2013 of $3.9 million. Loan related expenses (real estate taxes, insurance, legal and other) totaled $225,000 for the first quarter ended March 31, 2014 compared to $341,000 for the same period in 2013.  The 2013 first quarter included higher real estate tax expense ($34,000), higher insurance expenses ($33,000), and higher other loan related expenses ($42,000).

Interest Income. Interest income increased $191,000, or 1.89%, to $10.3 million for the three months ended March 31, 2014, from $10.1 million for the three months ended March 31, 2013.  The increase consists of a $256,000 increase in interest income on loans, partially offset by a $65,000 decrease in interest income on investment securities.  Average loan balances for the three month period ended March 31, 2014 increased $65.5 million, or 9.01%, to $791.9 million from $726.4 million for the three month period ended March 31, 2013.  The average yield on the loan portfolio declined 29 basis points to 4.78% for the three months ended March 31, 2014 from 5.07% for the three months ended March 31, 2013, reflecting a lower interest rate environment and the impact of non-accruing loans on interest income.

The average balance of the investment portfolio increased $5.4 million, or 3.05%, to $181.1 million for the three month period ended March 31, 2014 from $175.7 million for the three month period ended March 31, 2013. The average yield on the investment portfolio decreased 20 basis points to 2.09% for the three months ended March 31, 2014 from 2.29% for the three months ended March 31, 2013.  The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates.

Interest Expense. Interest expense decreased $247,000, or 17.05%, to $1.2 million for the three months ended March 31, 2014, from $1.4 million for the three months ended March 31, 2013.  The decrease resulted primarily from lower interest rates being paid on deposits. The average rate paid on certificates of deposit decreased 42 basis points to 0.66% for the three months ended March 31, 2014 from 1.08% for the three months ended March 31, 2013 while the average balance of certificates of deposit increased $33.7 million, or 14.58%, to $264.8 million from $231.1 million for the same period, resulting in a combined interest expense savings of $181,000.  The average rate paid on interest-bearing demand accounts declined 8 basis points during the same period while the average balance increased $24.9 million and the average rate paid on money market accounts declined 3 basis points while the average balance declined $34.5 million during the same period.

The average balance of borrowings increased $51.6 million, or 54.11%, to $147.0 million for the three months ended March 31, 2014 from $95.4 million for the three months ended March 31, 2013, and the average cost of borrowings declined 94 basis points from 2.59% for the three months ended March 31, 2013 to 1.65% for the three months ended March 31, 2014.  The increase in the average borrowings balance reflects the increased funding needs resulting from the increase in the average loan volume of $65.5 million.

Net Interest Income.   Net interest income increased $438,000, or 5.06%, to $9.1 million for the three months ended March 31, 2014, from $8.7 million for the three months ended March 31, 2013.  The net interest margin decreased 8 basis points from 3.79% for the quarter ended March 31, 2013 to 3.71% for the quarter ended March 31, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.51% for the three months ended March 31, 2014, from 118.04% for the three months ended March 31, 2013.

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

The Company recorded a provision for loan losses of $2.2 million for the three months ended March 31, 2014 compared to $297,000 for the three months ended March 31, 2013.  Loan charge-offs and write-downs on loans transferred to loans held for sale for the first quarter of 2014 totaled $2.0 million compared to loan charge-offs of $497,000 for the first quarter of 2013.    The ratio of the allowance for loan losses to non-performing loans (coverage ratio) totaled 125.62% at March 31, 2014, a slight decrease from 127.05% at December 31, 2013 and a significant increase from 53.79% at March 31, 2013.   The amount of non-performing loans for which the full loss has been charged-off to total gross loans is 0.13%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 13.48%.  Loan loss recoveries for the three months ended March 31, 2014 were $229,000 compared to $29,000 for the three months ended March 31, 2013.

The allowance for loan losses increased $406,000, or 4.35%, to $9.736 million at March 31, 2014, from $9.330 million at December 31, 2013. The ratio of our allowance for loan losses to total loans increased to 1.24% at March 31, 2014 from 1.18% of total loans at December 31, 2013. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate.  Included in the allowance for loan losses at March 31, 2014 was an impairment reserve for TDRs in the amount of $158,000 compared to $127,000 at December 31, 2013.

Non-Interest Income.  Non-interest income increased $1.4 million, or 84.54% to $3.1 million for the three months ended March 31, 2014 from $1.7 million for the three months ended March 31, 2013. The first quarter of 2014 included net gains on sales of investment securities of $1.9 million compared to $290,000 for the same period in 2013.  On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain.  Net gains on the sales of loans totaled $116,000 for the three months ended March 31, 2014 compared to $270,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $91,000, while net gains on the sale of residential loans declined $245,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. Other income for the three months ended March 31, 2014 included life insurance proceeds totaling $185,000 from bank owned life insurance and the three months ended March 31, 2013 included an $83,000 write-down on an asset held for sale.

Non-Interest Expense. Non-interest expense decreased $837,000, or 11.05%, to $6.7 million for the three months ended March 31, 2014 from $7.6 million for the three months ended March 31, 2013.  Salaries and employee benefits totaled $3.6 million for the first quarter of 2014, a reduction of $315,000 from the first quarter 2013 total of $3.9 million, primarily resulting from reduced staffing levels related to the exiting of the residential loan origination business.  Federal deposit insurance premiums totaled $208,000 for the first quarter of 2014, a decline of $96,000 from $304,000 for the first quarter of 2013.  Loan related expenses (real estate taxes, insurance, legal and other) totaled $225,000 for the first quarter ended March 31, 2014 compared to $341,000 for the same period in 2013. The 2013 first quarter included higher real estate tax expense ($34,000), higher insurance expenses ($33,000), and higher other loan related expenses ($42,000). OREO expenses totaled $252,000 for the three months ended March 31, 2014 compared to $325,000 for the three months ended March 31, 2013, a decline of $73,000 resulting from higher OREO write-downs in the 2013 period.   Other operating expenses declined $242,000 from $977,000 for the three months ended March 31, 2013 to $735,000 for the three months ended March 31, 2014, primarily resulting from a higher level of consulting related expenses in the 2013 period.

Income Tax Expense. For the three months ended March 31, 2014, the Company recorded a net tax expense of $1.2 million compared to a net tax expense of $969,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $20.5 million March 31, 2014 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of March 31, 2014, the Company’s investment portfolio consisted of AFS securities with a fair market value of $155.0 million and HTM securities at amortized cost of $17.7 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $3.6 million, or 0.45%, during the first three months of 2014, and comprised 84.42% of total liabilities at March 31, 2014, as compared to 83.83% at December 31, 2013.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.  Management believes as of March 31, 2014, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of March 31, 2014, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of March 31, 2014.

On January 20, 2014, the Company declared a cash dividend of $0.06 per common share to shareholders of record as of the close of business February 3, 2014.  The dividend was paid on February 17, 2014.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2014
Risk based capital ratios:
Tier I risk based capital	$101,227	13.16%	$30,768	4.00%	$46,152	6.00%
Total risk based capital	$110,841	14.41%	$61,536	8.00%	$76,920	10.00%
Tier I leverage ratio	$101,227	9.56%	$42,354	4.00%	$52,943	5.00%

December 31, 2013
Risk based capital ratios:
Tier I risk based capital	$101,008	13.07%	$30,913	4.00%	$46,369	6.00%
Total risk based capital	$110,427	14.29%	$61,821	8.00%	$77,276	10.00%
Tier I leverage ratio	$101,008	9.53%	$42,396	4.00%	$52,995	5.00%

Critical Accounting Policies.  In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2- Summary of Significant Accounting Policies - of the Notes to Consolidated Financial Statements.

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

Management reviews the level of the allowance quarterly.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.  See Note 2 – Summary of Significant Accounting Policies - of the Notes to Consolidated Financial Statements.

Securities Impairment. In December 2013, the Bank sold all of its CDO securities principally issued by insurance companies as well as three remaining CDO securities that had been principally issued by bank holding companies. At the time of sale, these securities had an aggregate book value of $8.3 million and the Bank recorded an $851,000 loss on the sale.  Additionally, on February 27, 2014, the Bank sold its remaining portion of CDOs with a book value of zero, resulting in the $1.9 million gain.

Securities that are in a loss position for 12 months or longer are reviewed to determine if there is other-than-temporary impairment (OTTI).  If the market value of the security is equal to or greater than 90% of the book value, no action will be taken.  If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value and document the findings.  At March 31, 2014, there were no securities to be evaluated.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014, a valuation allowance of approximately $1.9 million had been established against the Company’s deferred tax assets representing no change from December 31, 2013.  See Note 9 to the Financial Statements for further details in determining the amount of the deferred tax asset that was more likely than not realizable.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year.

Effect of Newly Issued Accounting Standards:  See Note 2 – Summary of Significant Accounting Policies - of the Notes to Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial loans that generally tend to have shorter maturity or repricing characteristics;
•	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;
•	lengthening the terms of borrowings and deposits; and
•	focusing on core deposit growth.

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

The table below sets forth, as of March 31, 2014, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)
+200	$151,800	$(21,471)	-12.40%	$32,460	$(3,321)	-9.30%
+100	$164,961	$(8,310)	-4.80%	$34,223	$(1,558)	-4.40%
0	$173,271			$35,781
-100	$159,701	$(13,570)	-7.80%	$35,727	$(54)	-0.20%
-200	$143,340	$(29,931)	-17.30%	$35,413	$(368)	-1.00%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interes-earning assets and interest-bearing liabilities.

The table above indicates that at March 31, 2014, in the event of a 100 basis point increase in interest rates, we would experience a $1.6 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $54,000 decrease in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

The Company does not believe its risks have materially changed from those risks included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)

(1) On December 23, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares.

PURCHASES OF EQUITY SECURITIES
			Total Number
			of Shares
	Total		Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs (1)	the Plans or Programs
1/01/14-1/31/14	5,100	$10.25	5,100	597,289
2/01/14-2/28/14	174,700	10.23	179,800	422,589
3/01/14-3/31/14	—	—	—	422,589
Total	179,800	$10.23	179,800

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
101

The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2014 and March 31, 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and March 31, 2013 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 (unaudited) and Year Ended December 31, 2013; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

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

CAPE BANCORP, INC.
Date: May 6, 2014	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer
Date: May 6, 2014	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer