Form 10-Q
period 2014-06-30
Cape Bancorp, Inc.
filed 2014-08-06
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014 there were 11,621,920 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash & due from financial institutions	$8,089	$6,940
Interest-bearing bank balances	16,948	17,921
Cash and cash equivalents	25,037	24,861
Interest-bearing time deposits	9,541	9,185
Investment securities available for sale, at fair value (amortized cost of $158,222 and $161,907 respectively)	156,672	157,166
Investment securities held to maturity, at amortized cost (fair value of $17,523 and $8,906, respectively)	17,782	9,102
Loans held for sale	825	1,814
Loans, net of allowance of $9,730 and $9,330, respectively	776,285	780,127
Accrued interest receivable	3,353	3,235
Premises and equipment, net	19,844	20,024
Other real estate owned	4,344	7,449
Federal Home Loan Bank (FHLB) stock, at cost	7,120	7,747
Deferred income taxes	14,690	15,628
Bank owned life insurance (BOLI)	30,859	31,177
Goodwill	22,575	22,575
Intangible assets, net	321	298
Other assets	2,475	2,491
Total assets	$1,091,723	$1,092,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$725,644	$715,934
Noninterest-bearing deposits	87,604	82,488
Federal funds purchased and repurchase agreements	9,948	9,940
Federal Home Loan Bank borrowings	118,583	133,995
Advances from borrowers for taxes and insurance	812	768
Accrued interest payable	124	102
Other liabilities	8,328	9,225
Total liabilities	951,043	952,452

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at June 30, 2014 and December 31, 2013; outstanding 11,631,926 shares at June 30, 2014 and 12,059,785 shares at December 31, 2013	133	133
Additional paid-in capital	128,443	128,193
Treasury stock at cost: 1,712,850 shares at June 30, 2014 and 1,284,991 shares at December 31, 2013	(16,457)	(12,035)
Unearned ESOP shares	(7,889)	(8,102)
Accumulated other comprehensive loss, net	(1,366)	(2,951)
Retained earnings	37,816	35,189
Total stockholders' equity	140,680	140,427
Total liabilities & stockholders' equity	$1,091,723	$1,092,879

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,291	$9,131	$18,623	$18,207
Interest and dividends on investments
Taxable	378	381	804	806
Tax-exempt	89	131	178	273
Interest on mortgage-backed securities	411	450	863	915
Total interest income	10,169	10,093	20,468	20,201
Interest expense:
Interest on deposits	658	787	1,262	1,626
Interest on borrowings	612	555	1,210	1,165
Total interest expense	1,270	1,342	2,472	2,791
Net interest income before provision for loan losses	8,899	8,751	17,996	17,410
Provision for loan losses	115	313	2,327	610
Net interest income after provision for loan losses	8,784	8,438	15,669	16,800
Non-interest income:
Service fees	724	938	1,380	1,791
Net gains on sale of loans	129	313	245	583
Net increase from BOLI	220	238	443	473
Gain on sale of investment securities available for sale, net	78	-	1,967	290
Net gain (loss) on sale of OREO	(232)	19	(240)	40
Other	84	95	336	121
Total non-interest income	1,003	1,603	4,131	3,298
Non-interest expense:
Salaries and employee benefits	3,389	4,116	6,987	8,029
Occupancy expenses, net	463	412	959	841
Equipment expenses	261	281	483	560
Federal insurance premiums	208	216	416	520
Data processing	303	367	576	712
Loan related expenses	253	393	478	734
Advertising	251	199	449	346
Telecommunications	298	332	567	644
Professional services	132	178	392	379
OREO expenses	164	154	416	479
Other operating	780	807	1,515	1,784
Total non-interest expense	6,502	7,455	13,238	15,028
Income before income taxes	3,285	2,586	6,562	5,070
Income tax expense	1,253	1,006	2,502	1,975
Net income	$2,032	$1,580	$4,060	$3,095

Earnings per share (see Note 12):
Basic	$0.19	$0.13	$0.37	$0.25
Diluted	$0.19	$0.13	$0.37	$0.25

Weighted average number of shares outstanding:
Basic	10,955,918	12,287,513	10,978,897	12,390,837
Diluted	11,097,564	12,321,791	11,114,150	12,425,116

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,
	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$3,285	$1,253	$2,032	$2,586	$1,006	$1,580
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	1,327	531	796	(3,880)	(1,551)	(2,329)
Amortization of previously unrealized loss on AFS securities transferred to HTM	71	28	43	-	-	-
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(78)	(31)	(47)	-	-	-
Unrealized holding gains (losses) arising during the period on interest rate swap	(279)	(111)	(168)	-	-	-
Total other comprehensive income (loss)	1,041	417	624	(3,880)	(1,551)	(2,329)

Total comprehensive income	$4,326	$1,670	$2,656	$(1,294)	$(544)	$(749)

	For the six months ended June 30,
	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$6,562	$2,502	$4,060	$5,070	$1,975	$3,095
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	2,892	1,156	1,736	(4,601)	(1,838)	(2,763)
Amortization of previously unrealized loss on AFS securities transferred to HTM	106	42	64	-	-	-
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(78)	(31)	(47)	(290)	(116)	(174)
Unrealized holding gains (losses) arising during the period on interest rate swap	(279)	(111)	(168)	-	-	-
Total other comprehensive income (loss)	2,641	1,056	1,585	(4,891)	(1,954)	(2,937)

Total comprehensive income	$9,203	$3,558	$5,645	$179	$21	$158

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2013 and six months ended June 30, 2014

(unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)
Balance, December 31, 2012	$133	$127,767	$-	$(8,528)	$(679)	$32,133	$150,826
Net income	-	-	-	-	-	5,551	5,551
Other comprehensive loss	-	-	-	-	(2,272)	-	(2,272)
Stock option compensation expense	-	444	-	-	-	-	444
Restricted stock compensation expense	-	17	-	-	-	-	17
Issuance of stock for stock options	-	33	113	-	-	-	146
Issuance of restricted stock	-	(38)	38	-	-	-	-
Cash dividends declared on common stock stock ($0.21 per share)	-	-	-	-	-	(2,495)	(2,495)
Common stock repurchased - 1,301,116 shares	-	-	(12,186)	-	-	-	(12,186)
ESOP shares earned	-	(30)	-	426	-	-	396
Balance, December 31, 2013	133	128,193	(12,035)	(8,102)	(2,951)	35,189	140,427
Net income	-	-	-	-	-	4,060	4,060
Other comprehensive income (loss)	-	-	-	-	1,585	-	1,585
Stock option compensation expense	-	233	-	-	-	-	233
Restricted stock compensation expense	-	11	-	-	-	-	11
Issuance of stock for stock options	-	(7)	42	-	-	-	35
Cash dividends declared on common stock ($0.12 per share)	-	-	-	-	-	(1,433)	(1,433)
Common stock repurchased - 432,262 shares	-	-	(4,464)	-	-	-	(4,464)
ESOP shares earned	-	13	-	213	-	-	226
Balance, June 30, 2014	$133	$128,443	$(16,457)	$(7,889)	$(1,366)	$37,816	$140,680

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$4,060	$3,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,327	610
Net (gain) loss on the sale of loans	(245)	(583)
Net (gain) loss on the sale of other real estate owned	240	(40)
Write-down of other real estate owned	99	170
Net (gain) loss on sale of investments	(1,967)	(290)
Earnings on BOLI	(443)	(473)
Originations of loans held for sale	-	(24,714)
Proceeds from sales of loans	2,241	21,257
Depreciation and amortization	1,235	1,377
ESOP and stock-based compensation expense	470	439
Deferred income taxes	(4)	1,313
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(118)	(139)
Other assets	(298)	3,579
Accrued interest payable	22	(34)
Other liabilities	(2,741)	(1,925)
Net cash (used in) provided by operating activities	4,878	3,642
Cash flows from investing activities
Proceeds from sales of AFS securities	4,759	13,140
Proceeds from calls, maturities, and principal repayments of AFS securities	11,489	28,105
Purchases of AFS securities	(16,723)	(42,124)
Purchases of HTM securities	(1,177)	-
Redemption (Purchase) of Federal Home Loan Bank stock	627	(195)
Proceeds from sale of other real estate owned	2,787	3,711
Proceeds from bank owned life insurance	761	-
(Increase) decrease in interest-bearing time deposits	(356)	(991)
(Increase) decrease in loans, net	(5,024)	(14,665)
Proceeds from sales of loans transferred from loans to loans held for sale	5,323	-
Purchases of premises and equipment	(276)	(282)
Net cash (used in) provided by investing activities	2,190	(13,301)
Cash flows from financing activities
Net increase in deposits	14,826	10,491
Increase in advances from borrowers for taxes and insurance	44	122
Repayments of long-term borrowings	-	(15,000)
Increase (decrease) in short-term borrowings	(26,900)	20,500
Increase (decrease) in long-term borrowings	11,000	-
Purchase of Treasury stock	(4,464)	(4,538)
Proceeds from exercise of shares from stock option	35	59
Dividends paid on common stock	(1,433)	(1,317)
Net cash provided by (used in) financing activities	(6,892)	10,317
Net increase (decrease) in cash and cash equivalents	176	658
Cash and cash equivalents at beginning of year	24,861	24,228
Cash and cash equivalents at end of quarter	$25,037	$24,886
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$2,450	$2,349
Income taxes, net of refunds	$-	$(1,668)
Supplementary disclosure of non-cash investing activities:
AFS investment security sales that will settle after quarter-end	$1,710	$-
AFS investment security purchase commitments that settled during the period	$(4,189)	$-
Transfers between loans and loans held for sale, net	$4,550	$-
Transfers from loans to other real estate owned	$115	$3,893

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended June 30, 2014 and 2013, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $666,000 as of June 30, 2014, and $732,000 as of December 31, 2013 are included in these balances.

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

Loans Held for Sale (“HFS”): HFS consists of residential mortgage loans originated and intended for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to HFS, all of which are carried at the lower of aggregate cost or fair market value. The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair values of loans transferred from the loan portfolio to HFS are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Write-downs on loans transferred to HFS are charged to the allowance for loan losses. Subsequent declines in fair value, if any, are charged to operating income and the HFS balance is reduced. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loans sold. At June 30, 2014, there were no residential mortgages classified as HFS as the Bank exited the residential mortgage loan origination business effective December 31, 2013.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At June 30, 2014, TDRs totaled $4.2 million, of which $3.6 million were accruing TDRs and $660,000 were non-accruing TDRs. This compares to $4.3 million of TDRs at December 31, 2013, of which $3.4 million were accruing TDRs and $881,000 were non-accruing TDRs. (See Note 4 – Loans Receivable).

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

Construction: Construction loans are granted to experienced and reputable local builders and developers that have the capital and liquidity to carry a project to completion and stabilization. Construction loans are considered riskier than commercial financing on improved and established commercial real estate and loans for the purchase of existing residential properties. The risk of potential loss increases if the original cost estimates or estimated time to complete the project vary significantly from the actual costs or length of time in which the project was completed.

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

Home Equity & Lines of Credit: The Bank provides home equity loans and lines of credit in the form of amortizing home equity loans or revolving home equity lines of credit against one-to-four family residences within or near its primary geographic market. Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

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

Derivative Instruments and Hedging Activities: Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As part of its asset/liability management strategies, the Bank uses interest rate swaps to hedge variability in future cash flows caused by changes in interest rates. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged item. We evaluate the effectiveness of the hedge relationship, both at inception of the hedge and on an ongoing basis, by comparing the changes in the cash flows of the derivative hedging instrument with the changes in the cash flows of the designated hedged item or transaction. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of June 30, 2014, 206,145 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares. The repurchase was completed on July 16, 2013. Furthermore, on July 19, 2013, the Company announced that the Board of Directors authorized a second repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares. The second repurchase plan was completed on October 3, 2013. The average repurchase price for both stock repurchase plans was $9.37 per share. On December 23, 2013, the Company announced that the Board of Directors authorized a third stock repurchase plan under which the Company would repurchase up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares. As of June 30, 2014, 432,262 shares were repurchased as part of the most recent stock repurchase plan.

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

In July 2013, the FASB issues ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus) of the FASB emerging Issues Task Force).  The guidance permits the Federal Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations and the London Interbank Offered Rate (“LIBOR”).  The Company adopted this guidance on May 2, 2014 with no significant impact on the Company’s financial statements.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity at June 30, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$47,970	$59	$(665)	$47,364
Municipal bonds	6,264	39	(10)	6,293
Collateralized debt obligations	-	-	-	-
Corporate bonds	18,132	89	(10)	18,211
Total debt securities	$72,366	$187	$(685)	$71,868

Equity securities
CRA Qualified Investment Fund	$5,000	$-	$(210)	$4,790
Total equity securities	$5,000	$-	$(210)	$4,790

Mortgage-backed securities
GNMA pass-through certificates	$2,515	$129	$-	$2,644
FHLMC pass-through certificates	4,855	82	(62)	4,875
FNMA pass-through certificates	13,663	192	(149)	13,706
Collateralized mortgage obligations	59,823	138	(1,172)	58,789
Total mortgage-backed securities	$80,856	$541	$(1,383)	$80,014
Total securities available-for-sale	$158,222	$728	$(2,278)	$156,672

Investment securities held-to-maturity
Debt securities
U.S. Government and agency obligations	$7,701	$-	$(316)	$7,385
Municipal bonds	10,081	130	(73)	10,138
Total debt securities	$17,782	$130	$(389)	$17,523
Total securities held-to-maturity	$17,782	$130	$(389)	$17,523

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

Proceeds from sales of securities available for sale totaled $2.9 million for the three months ended June 30, 2014.  There were no sales of securities in the three month 2013 period. Proceeds from sales of securities available for sale were $4.8 million and $13.1 million for the six months ended June 30, 2014 and 2013, respectively. Gross gains of $78,000 and  gross losses of $24,000 were realized on security sales during the three months ended June 30, 2014 and 2013, respectively. Gross gains of $2.0 million and $290,000 were realized on security sales during the six months ended June 30, 2014 and 2013, respectively. Gross losses of $24,000 were realized on security sales during the six months ended June 30, 2013. Proceeds from security calls, maturities, and return of principal were $5.5 million and $14.9 million for the three months ended June 30, 2014 and 2013, respectively. Proceeds from security calls, maturities, and return of principal were $11.5 million and $28.1 million for the six months ended June 30, 2014 and 2013, respectively.

Securities having a fair value of approximately $84.2 million and $50.6 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, Federal Home Loan Bank and other borrowings. The Bank did not hold any trading securities during the six months ended June 30, 2014, or during the twelve months ended December 31, 2013.

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

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$997	$(3)	$34,011	$(978)	$35,008	$(981)
Municipal bonds	5,351	(74)	1,230	(9)	6,581	(83)
Corporate bonds	2,018	(10)	-	-	2,018	(10)
CRA Qualified Investment Fund	-	-	4,790	(210)	4,790	(210)
Mortgage-backed securities	14,954	(99)	42,163	(1,284)	57,117	(1,383)

Total temporarily impaired investment securities	$23,320	$(186)	$82,194	$(2,481)	$105,514	$(2,667)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$45,771	$(2,184)	$1,834	$(166)	$47,605	$(2,350)
Municipal bonds	7,936	(244)	1,220	(22)	9,156	(266)
Corporate bonds	4,029	(24)	-	-	4,029	(24)
CRA Qualified Investment Fund	-	-	4,700	(300)	4,700	(300)
Mortgage-backed securities	59,729	(2,452)	2,569	(244)	62,298	(2,696)

Total temporarily impaired investment securities	$117,465	$(4,904)	$10,323	$(732)	$127,788	$(5,636)

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

At June 30, 2014, the Company’s investment securities portfolio consisted of 256 securities, 85 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the six months ended June 30, 2014.

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

The amortized cost and fair value of debt, equity and mortgage-backed securities available for sale at June 30, 2014, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year or less	$2,393	$2,403	$-	$-
Due after one year but within five years	41,203	41,356	711	709
Due after five years but within ten years	28,314	27,653	15,008	14,706
Due after ten years	456	456	2,063	2,108
Equity securities	5,000	4,790
Mortgage-backed securities	80,856	80,014	-	-
Total investment securities	$158,222	$156,672	$17,782	$17,523

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at June 30, 2014 and June 30, 2013:

	For the three months ended June 30,
	2014	2013
Beginning balance of cumulative credit losses on CDO securities	$-	$(18,383)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	-	-
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$(18,383)

	For the six months ended June 30,
	2014	2013
Beginning balance of cumulative credit losses on CDO securities	$(14,501)	$(18,383)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	14,501	-
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$(18,383)

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Commercial secured by real estate	$425,536	$422,829
Commercial term loans	19,175	23,203
Construction	19,993	10,852
Other commercial	38,472	37,772
Residential mortgage	239,263	250,698
Home equity loans and lines of credit	43,217	43,468
Other consumer loans	724	977
Loans receivable, gross	786,380	789,799

Less:
Allowance for loan losses	9,730	9,330
Deferred loan fees	365	342
Loans receivable, net	$776,285	$780,127

The following table summarizes activity related to the allowance for loan losses by category for the three months ended June 30, 2014:

	At or for the three months ended June 30, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$7,020	$433	$107	$805	$744	$122	$5	$500	$9,736
Charge-offs	(98)	-	-	-	(11)	(19)	(28)	-	(156)
Write-downs on loans transferred to HFS	-	(16)	-	-	-	-	-	-	(16)
Recoveries	42	-	-	-	-	-	9	-	51
Provision for loan losses	(6)	(74)	11	(122)	263	71	22	(50)	115
Balance at end of period	$6,958	$343	$118	$683	$996	$174	$8	$450	$9,730

Impairment evaluation
Allowance for loan losses
Individually evaluated	$128	$-	$-	$-	$27	$-	$-	$-	$155
Collectively evaluated	6,830	343	118	683	969	174	8	450	9,575
Total allowance for loan losses	$6,958	$343	$118	$683	$996	$174	$8	$450	$9,730
Loans
Individually evaluated	$8,866	$-	$-	$303	$2,141	$575	$-	$-	$11,885
Collectively evaluated	416,670	19,175	19,993	38,169	237,122	42,642	724	-	774,495
Total loans	$425,536	$19,175	$19,993	$38,472	$239,263	$43,217	$724	$-	$786,380

(1)	includes commercial lines of credit

During the first quarter of 2014, the Bank transferred $5.3 million of classified commercial loans to loans held for sale.  The loans were written-down $1.8 million to the value of the collateral supporting the loans, as the Bank was pursuing the sale of these assets.  These assets were sold during the second quarter and, as a result, the Bank recorded an additional $16,000 write-down on these assets in the second quarter.

The following table summarizes activity related to the allowance for loan losses by category for the six months ended June 30, 2014:

	At or for the six months ended June 30, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Charge-offs	(276)	-	-	-	(11)	(86)	(44)	-	(417)
Write-downs on loans transferred to HFS	-	(825)	-	(965)	-	-	-	-	(1,790)
Recoveries	262	-	-	-	-	1	17	-	280
Provision for loan losses	418	748	(109)	1,048	142	99	31	(50)	2,327
Balance at end of period	$6,958	$343	$118	$683	$996	$174	$8	$450	$9,730

Impairment evaluation
Allowance for loan losses
Individually evaluated	$128	$-	$-	$-	$27	$-	$-	$-	$155
Collectively evaluated	6,830	343	118	683	969	174	8	450	9,575
Total allowance for loan losses	$6,958	$343	$118	$683	$996	$174	$8	$450	$9,730
Loans
Individually evaluated	$8,866	$-	$-	$303	$2,141	$575	$-	$-	$11,885
Collectively evaluated	416,670	19,175	19,993	38,169	237,122	42,642	724	-	774,495
Total loans	$425,536	$19,175	$19,993	$38,472	$239,263	$43,217	$724	$-	$786,380

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2013:

	At or for the Year ended December 31, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(2,085)	-	-	(106)	(205)	(109)	(40)	-	(2,545)
Write-downs on loans transferred to HFS	(241)	-	-	-	-	-	-	-	(241)
Recoveries	214	-	-	10	-	1	28	-	253
Provision for loan losses	2,345	(37)	169	(119)	(230)	19	(1)	(135)	2,011
Balance at end of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330

Impairment evaluation
Allowance for loan losses
Individually evaluated	$148	$-	$-	$6	$70	$22	$-	$-	$246
Collectively evaluated	6,406	420	227	594	795	138	4	500	9,084
Total allowance for loan losses	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Loans
Individually evaluated	$8,223	$-	$-	$303	$2,215	$461	$-	$-	$11,202
Collectively evaluated	414,606	23,203	10,852	37,469	248,483	43,007	977	-	778,597
Total loans	$422,829	$23,203	$10,852	$37,772	$250,698	$43,468	$977	$-	$789,799
(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the three months ended June 30, 2013:

	At or for the three months ended June 30, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,207	$491	$60	$848	$1,213	$214	$13	$635	$9,681
Charge-offs	(152)	-	-	(107)	(77)	-	(8)	-	(344)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	126	-	-	4	-	-	6	-	136
Provision for loan losses	526	(52)	39	(82)	33	(14)	(2)	(135)	313
Balance at end of period	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786

Impairment evaluation
Allowance for loan losses
Individually evaluated	$187	$-	$-	$-	$51	$4	$-	$-	$242
Collectively evaluated	6,520	439	99	663	1,118	196	9	500	9,544
Total allowance for loan losses	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786
Loans
Individually evaluated	$13,759	$-	$141	$307	$3,035	$921	$-	$-	$18,163
Collectively evaluated	383,122	23,366	2,761	35,283	238,069	41,677	1,258	-	725,536
Total loans	$396,881	$23,366	$2,902	$35,590	$241,104	$42,598	$1,258	$-	$743,699
(1)	includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the six months ended June 30, 2013:

	At or for the six months ended June 30, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(588)	-	-	(106)	(113)	(24)	(10)	-	(841)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	141	-	-	6	-	1	17	-	165
Provision for loan losses	833	(18)	41	(52)	(18)	(26)	(15)	(135)	610
Balance at end of period	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786

Impairment evaluation
Allowance for loan losses
Individually evaluated	$187	$-	$-	$-	$51	$4	$-	$-	$242
Collectively evaluated	6,520	439	99	663	1,118	196	9	500	9,544
Total allowance for loan losses	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786
Loans
Individually evaluated	$13,759	$-	$141	$307	$3,035	$921	$-	$-	$18,163
Collectively evaluated	383,122	23,366	2,761	35,283	238,069	41,677	1,258	-	725,536
Total loans	$396,881	$23,366	$2,902	$35,590	$241,104	$42,598	$1,258	$-	$743,699

Impaired loans at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Non-accrual loans (1)	$7,443	$6,885
Loans delinquent greater than 90 days and still accruing	490	458
Troubled debt restructured loans	3,579	3,452
Loans less than 90 days and still accruing	373	407
Total impaired loans	$11,885	$11,202

(1)

Non-accrual loans in the table above include TDRs totaling $660,000 at June 30, 2014 and $881,000 at December 31, 2013.  Total impaired loans do not include loans held for sale. Loans held for sale include $825,000 and $1.6 million of loans that were on non-accrual status at June 30, 2014 and December 31, 2013, respectively.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$11,714	$18,100	$11,256	$17,447
Interest income recognized during impairment	$105	$94	$163	$178
Cash basis interest income recognized	$-	$-	$-	$-

At June 30, 2014, non-performing loans had a principal balance of $7.9 million compared to $7.3 million at December 31, 2013. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $490,000 at June 30, 2014 and $458,000 at December 31, 2013.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	June 30, 2014			December 31, 2013
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$660	$2,363	$3,023	$688	$2,392	$3,080
Residential mortgage	-	1,216	1,216	193	1,060	1,253
Total TDRs	$660	$3,579	$4,239	$881	$3,452	$4,333

The following tables present new TDRs for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	$-	3	$2,371	$2,359
Residential mortgage	2	779	779	1	215	212
Total TDRs	2	$779	$779	4	$2,586	$2,571

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	1	$2,178	$2,170	3	$2,371	$2,359
Residential mortgage	2	779	779	3	1,023	1,017
Total TDRs	3	$2,957	$2,949	6	$3,394	$3,376

The identification of the troubled debt restructured loans described above did not have a significant impact on the allowance for loan losses for the periods presented.

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the six months ended June 30, 2014 and during the year ended December 31, 2013:

	For the six months ended June 30, 2014
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	1	$2,178	-	$-	1	$2,178
Residential mortgage	-	-	-	-	2	779	-	-	-	-	2	779
Total accruing TDRs	-	$-	-	$-	2	$779	1	$2,178	-	$-	3	$2,957

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	1	$2,178	-	$-	1	$2,178
Residential mortgage	-	-	-	-	2	779	-	-	-	-	2	779
Total TDRs	-	$-	-	$-	2	$779	1	$2,178	-	$-	3	$2,957

	Year ended December 31, 2013
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$54	1	$2,194	-	$-	2	$2,248
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total accruing TDRs	-	$-	-	$-	3	$859	2	$2,406	-	$-	5	$3,265

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	2	$165	1	$2,194	-	$-	3	$2,359
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total TDRs	-	$-	-	$-	4	$970	2	$2,406	-	$-	6	$3,376

The following table presents TDRs that defaulted within the six months ended June 30, 2014 and 2013, where the loan had been modified within twelve months:

	For the six months ended June 30, 2014		For the six months ended June 30, 2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	2	$449
Residential mortgage	-	-	-	-
Total	-	$-	2	$449

The defaults that occurred during the periods presented did not have significant impact on the allowance for loan losses.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at June 30, 2014 and December 31, 2013 was an impairment reserve for TDRs in the amount of $155,000 and $127,000, respectively. At June 30, 2014, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at June 30, 2014:

June 30, 2014 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,257	$2,258	$128	$2,265	$76
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	198	198	27	200	4
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$2,455	$2,456	$155	$2,465	$80

Impaired loans with no related allowance
Commercial secured by real estate	$6,609	$8,155	$-	$6,340	$39
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	1,943	2,165	-	1,744	42
Home equity loans and lines of credit	575	629	-	404	2
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$9,430	$11,325	$-	$8,791	$83

Total impaired loans
Commercial secured by real estate	$8,866	$10,413	$128	$8,605	$115
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,141	2,363	27	1,944	46
Home equity loans and lines of credit	575	629	-	404	2
Other consumer loans	-	-	-	-	-
Total impaired loans	$11,885	$13,781	$155	$11,256	$163

(1)	excludes HFS non-accruing loans of $825,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2013:

December 31, 2013 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,773	$3,234	$148	$2,901	$116
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	60	70	6	60	-
Residential mortgage	618	689	70	660	8
Home equity loans and lines of credit	220	232	22	223	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$3,671	$4,225	$246	$3,844	$124

Impaired loans with no related allowance
Commercial secured by real estate	$5,450	$7,203	$-	$3,738	$88
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	243	306	-	246	-
Residential mortgage	1,597	1,675	-	1,536	69
Home equity loans and lines of credit	241	242	-	157	9
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$7,531	$9,426	$-	$5,677	$166

Total impaired loans
Commercial secured by real estate	$8,223	$10,437	$148	$6,639	$204
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	6	306	-
Residential mortgage	2,215	2,364	70	2,196	77
Home equity loans and lines of credit	461	474	22	380	9
Other consumer loans	-	-	-	-	-
Total impaired loans	$11,202	$13,651	$246	$9,521	$290

(1)	excludes HFS non-accruing loans of $1.6 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at June 30, 2014:

June 30, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$-	$994	$-	$994	$6,130	$418,412	$425,536
Commercial term loans	-	-	-	-	-	19,175	19,175
Construction	-	-	-	-	-	19,993	19,993
Other commercial	-	-	-	-	303	38,169	38,472
Residential mortgage	1,259	879	363	2,501	562	236,200	239,263
Home equity loans and lines of credit	546	75	127	748	448	42,021	43,217
Other consumer loans	-	-	-	-	-	724	724
Total	$1,805	$1,948	$490	$4,243	$7,443	$774,694	$786,380

(1)	excludes $825,000 of loans held for sale.

The following table presents loans by past due status at December 31, 2013:

December 31, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$-	$1,272	$-	$1,272	$5,425	$416,132	$422,829
Commercial term loans	-	-	-	-	-	23,203	23,203
Construction	-	-	-	-	-	10,852	10,852
Other commercial	-	-	-	-	303	37,469	37,772
Residential mortgage	504	589	347	1,440	807	248,451	250,698
Home equity loans and lines of credit	392	192	111	695	350	42,423	43,468
Other consumer loans	-	7	-	7	-	970	977
Total	$896	$2,060	$458	$3,414	$6,885	$779,500	$789,799

(1)	excludes $1.6 million of loans held for sale.

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at June 30, 2014 and December 31, 2013 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at June 30, 2014 and December 31, 2013 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
June 30, 2014	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Non-accrual	Total
	(in thousands)
Commercial secured by real estate	$409,177	$4,409	$2,031	$1,052	$2,737	$-	$6,130	$425,536
Commercial term loans	19,175	-	-	-	-	-	-	19,175
Construction	19,993	-	-	-	-	-	-	19,993
Other commercial	38,169	-	-	-	-	-	303	38,472
	$486,514	$4,409	$2,031	$1,052	$2,737	$-	$6,433	$503,176

	Risk Ratings
December 31, 2013	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Non-accrual	Total
	(in thousands)
Commercial secured by real estate	$397,398	$10,669	$4,729	$1,809	$2,799	$-	$5,425	$422,829
Commercial term loans	20,899	-	2,304	-	-	-	-	23,203
Construction	10,852	-	-	-	-	-	-	10,852
Other commercial	35,859	510	1,100	-	-	-	303	37,772
	$465,008	$11,179	$8,133	$1,809	$2,799	$-	$5,728	$494,656

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014			Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale
U.S. Government and agency obligations	$-	$47,364	$-	$-	$51,606	$-
Municipal bonds	-	6,293	-	-	6,178	-
Corporate bonds	-	18,211	-	-	13,079	-
CRA Qualified Investment Fund	4,790	-	-	4,700	-	-
Mortgage-backed securities	-	80,014	-	-	81,603	-
Total securities available for sale	$4,790	$151,882	$-	$4,700	$152,466	$-
Interest rate swaps	-	-	-	-	-	(279)
Total measured on a recurring basis	$4,790	$151,882	$-	$4,700	$152,466	$(279)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	For the three months ended June 30,
	2014	2013
	(in thousands)
Beginning balance	$-	$4,487
Accretion of discount	-	6
Payments received	-	-
Reduction in Accumulated OTTI on sale	-	-
Realized gain (loss) on sale/redemption	-	-
Unrealized holding gain (loss)	-	354
Other-than-temporary impairment included in earnings	-	-
Ending balance	$-	$4,847

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	For the six months ended June 30,
	2014	2013
	(in thousands)
Beginning balance	$-	$4,682
Accretion of discount	-	14
Payments received	-	-
Reduction in Accumulated OTTI on sale	-	-
Realized gain (loss) on sale/redemption	-	-
Unrealized holding gain (loss)	-	151
Other-than-temporary impairment included in earnings	-	-
Ending balance	$-	$4,847

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014			Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$2,256	$-	$-	$2,255
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other commercial	-	-	303	-	-	297
Residential mortgage	-	-	314	-	-	766
Home equity loans	-	-	205	-	-	198
Total impaired loans	$-	$-	$3,078	$-	$-	$3,516
Other real estate owned:
Commercial	$-	$477	$3,276	$-	$4,893	$-
Residential mortgage	-	-	591	-	2,556	-
Total other real estate owned	$-	$477	$3,867	$-	$7,449	$-
Loans held for sale	$-	$825	$-	$-	$1,814	$-
Assets held for sale	$-	$10	$-	$-	$10	$-

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

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

Fair valued impaired loans at June 30, 2014, had a carrying value of $3.1 million.  There was no valuation allowance associated with these impaired loans. At December 31, 2013, fair value impaired loans had a carrying value of $3.5 million which were net of a valuation allowance of $119,000.  These balances do not include $3.6 million and $3.4 million of impaired loans at June 30, 2014 and December 31, 2013, respectively, that are measured using the discounted cash flow method and are not collateral dependent.

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

	At June 30, 2014
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$25,037	$8,089	$16,948	$-
Interest-bearing time deposits	$9,541		$9,628	$-
Loans held for sale	$825	$-	$825	$-
Loans receivable	$776,285	$-	$-	$781,193
Investment securities available for sale	$156,672	$4,790	$151,882	$-
Investment securities held to maturity	$17,782	$-	$17,523	$-
FHLB Stock	$7,120	n/a	n/a	n/a
Accrued interest receivable	$3,353	$-	$651	$2,702

Liabilities
Savings deposits	$94,280	$-	$94,280	$-
Checking and money market deposits	$430,274	$87,604	$342,670	$-
Certificates of deposit	$288,694	$-	$289,750	$-
Borrowings	$128,531	$-	$136,697	$-
Accrued interest payable	$124	$-	$124	$-

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

Derivatives — The fair value of the Company’s interest rate swap was estimated using Level 2 inputs. The fair value was determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities.

The Company’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 – OTHER REAL ESTATE OWNED

At June 30, 2014, other real estate owned (OREO) totaled $4.3 million and consisted of ten residential properties and eight commercial properties. At December 31, 2013, OREO totaled $7.4 million and consisted of twenty-three residential properties and eleven commercial properties.

For the three months ended June 30, 2014, the Company sold three commercial OREO properties and seven residential OREO properties with an aggregate carrying value totaling $2.1 million. The Company recorded net losses on the sale of OREO of $232,000 in the second quarter of 2014 compared to net gains of $19,000 recorded in the second quarter of 2013. During the current quarter, the Company added two residential properties to OREO with an aggregate carrying value of $58,000  For the six months ended June 30, 2014, the Company recorded net losses on the sale of OREO of $240,000 compared to net gains on the sale of OREO of $40,000 for the six months ended June 30, 2013.

Net expenses applicable to OREO were $376,000 for the three month period ending June 30, 2014, which included OREO valuation write-downs of $9,000, taxes and insurance totaling $73,000, net losses on the sale of OREO of $232,000, and $62,000 of miscellaneous expenses, net of OREO rental income. For the three months ended June 30, 2013, net expenses applicable to OREO of $126,000 included OREO valuation write-downs totaling $8,000, taxes and insurance totaling $75,000, net gains on the sale of OREO of $19,000 , and $62,000 of miscellaneous expenses, net of rental income.  For the six months ended June 30, 2014, net expenses applicable to OREO of $622,000 included OREO valuation write-downs of $99,000, taxes and insurance totaling $156,000, net losses on the sale of OREO of $240,000 and $127,000 of miscellaneous expenses, net of rental income.  For the six months ended June 30, 2013, net expenses applicable to OREO of $412,000 included OREO valuation write-downs of $170,000, taxes and insurance totaling $160,000, net gains on the sale of OREO of $40,000, and $122,000 of miscellaneous expenses, net of rental income.

As of the date of this filing, the Company has agreements of sale for two OREO properties with an aggregate carrying value totaling $222,000, although there can be no assurance that these sales will be completed. In the third quarter of 2014, to date, the Company has sold one residential OREO property with an aggregate carrying value of $41,000 resulting in a gain of $2,000. In addition, in the third quarter, the Company has added one commercial property to OREO with a carrying value of $825,000.

NOTE 7 – DEPOSITS

Deposits are as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Savings accounts	$94,280	$96,029
Interest-bearing checking and money market deposits (1)	342,670	350,717
Non-interest bearing checking	87,604	82,488
Certificates of deposit of less than $100,000	113,737	113,123
Certificates of deposit of $100,000 or more	174,957	156,065
Total deposits	$813,248	$798,422

(1)	Includes municipal deposit accounts totaling $73.5 million, or 9.0% of total deposits at June 30, 2014 and $88.9 million, or 11.1% of total deposits at December 31, 2013.

NOTE 8 – BORROWINGS

The Bank’s FHLB borrowings totaled $118.6 million and $134.0 million at June 30, 2014 and December 31, 2013, respectively, and repurchase agreements totaled $9.9 million for both periods.

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Bank’s variable rate borrowings. The interest rate swap on the variable rate borrowing was designated as a cash flow hedge and was a negotiated over the counter contract. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The unrealized holding losses on the interest rate swap was $279,000 for both the three and six months ended June 30, 2014.  There was no reclassification from other comprehensive to interest income nor the ineffective portion through non-interest income for the three and six months ended June 30, 2014. The contract was entered into by the Bank with a counterparty, and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.

The Bank is exposed to credit-related losses in the event of non-performance by the counterparties to the agreements. The Bank controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. The Bank only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during and at period end.

At June 30, 2014, the Bank had a forecasted interest rate swap agreement to receive from the counterparty at 1 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.368% on a notional amount of $19.0 million. The effective date of the transaction is May 17, 2017 and the maturity date is May 17, 2023. Beginning May 17, 2014, for the first three years, no cash flows will be exchanged and for the following seven years the Bank will pay a fixed interest rate of 3.368% and the counterparty will pay the Bank 1 month LIBOR. The hedging strategy converts the LIBOR based floating interest on a certain FHLB advance to a fixed interest rate, thereby protecting the Bank from floating interest rate variability. The following table presents information regarding our derivative financial instrument at June 30, 2014. The Bank had no derivative financial instruments at December 31, 2013.

	At June 30, 2014
	Notional Amount	Fair Value
	(in thousands)
Derivatives

Interest rate swap	$19,000	$(279)

NOTE 10 – INCOME TAXES

For the three months ended June 30, 2014, the Company recorded a net tax expense of $1.3 million compared to a net tax expense of $1.0 million for the three months ended June 30, 2013.  For the six months ended June 30, 2014, the Company recorded a net tax expense of $2.5 million compared to a net tax expense of $2.0 million for the six months ended June 30, 2013.

For more information about our income taxes, read Note 11, “Income Taxes,” in our 2013 Annual Report to Shareholders.

NOTE 11 – STOCK BENEFIT PLAN

The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs), and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Generally, stock options are granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. Under the plan, 1,331,352 stock options are available to be issued. Forfeited options are returned to the plan and are available for issuance.  As of June 30, 2014, 927,450 options were issued and 573,212 options were available for issuance.

During the first six months of 2014, the Company issued 10,000 incentive stock options to certain employees at a grant price of $10.67. During the first six months of 2013, the Company issued 10,000 incentive stock options to certain employees at a grant price of $8.93 per share.

Stock option activity for the six months ended June 30, 2014 and 2013 was as follows:

	For the six months ended June 30,
	2014			2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1	710,960	$7.64		711,290	$7.54
Granted	10,000	$10.67		10,000	$8.93
Forfeited	(8,000)	$7.27		(10,000)	$8.90
Exercised	(4,403)	$8.43		(8,000)	$7.28
Outstanding at June 30 (1)	708,557	$7.76	6.5 years	703,290	$7.64	7.2 years
Exercisable at June 30	485,344	$7.45	6.0 years	369,316	$7.40	7.0 years

Aggregate Intrinsic Value at June 30	$1,592,000			$774,595

(1)	Expected forfeitures are immaterial.

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

	For the three months ended June 30,		For the six months ended June 30,
Assumption	2014	2013	2014	2013
Expected average risk-free interest rate	2.02%	1.20%	2.02%	1.20%
Expected average life (in years)	6.5	6.5	6.5	6.5
Expected volatility	37.32%	40.27%	37.32%	40.27%
Expected dividend yield	2.34%	2.24%	2.34%	2.24%
Weighted average per share fair value	$3.29	$2.87	$3.29	$2.81

Restricted stock activity for the six months ended June 30, 2014 and 2013 was as follows:

	For the six months ended June 30,
	2014		2013
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	7,425	$8.44	4,950	$7.68
Granted	-	$-	-	$-
Vested	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at June 30	7,425	$8.44	4,950	$7.68

At June 30, 2014, unrecognized compensation costs on unvested stock options and restricted stock awards was $741,000 which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three and six months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$122	$117	$233	$238
Restricted common stock	5	4	11	7
Total compensation expense	127	121	244	245
Tax benefit	2	3	4	5
Net income effect	$125	$118	$240	$240

NOTE 12 – EARNINGS PER SHARE

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

As of June 30, 2014, options to purchase 708,557 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 7,425 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of June 30, 2013, options to purchase 703,290 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three and six months ended June 30, 2014 and 2013.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except share data)		(in thousands, except share data)
Net income	$2,032	$1,580	$4,060	$3,095
Weighted average shares outstanding	10,955,918	12,287,513	$10,978,897	12,390,837
Basic earnings per share	$0.19	$0.13	$0.37	$0.25
Diluted weighted average shares outstanding	11,097,564	12,321,791	11,114,150	12,425,116
Diluted basic earnings per share	$0.19	$0.13	$0.37	$0.25

NOTE 13 – REGULATORY MATTERS

As of June 30, 2014, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank’s capital ratios at June 30, 2014 were as follows: Tier I risk based capital 13.01%; Total risk based capital 14.26%; Tier I leverage ratio 9.49%.

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the three months ended June 30, 2014 and 2013:

	Balance at March 31, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended June 30, 2014	Balance at June 30, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,990)	$796	$(47)	$43	$792	$(1,198)
Net unrealized holding gain (loss) on interest rate swap	-	(168)	-	-	(168)	(168)

Accumulated other comprehensive income (loss) net of tax	$(1,990)	$628	$(47)	$43	$624	$(1,366)

	Balance at March 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended June 30, 2013	Balance at June 30, 2013
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,287)	$(2,329)	$-	$-	$(2,329)	$(3,616)
Accumulated other comprehensive income (loss) net of tax	$(1,287)	$(2,329)	$-	$-	$(2,329)	$(3,616)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the six months ended June 30, 2014 and 2013:

	Balance at December 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Six Months Ended June 30, 2014	Balance at June 30, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(2,951)	$1,736	$(47)	$64	$1,753	$(1,198)
Net unrealized holding gain (loss) on interest rate swap	-	(168)	-	-	(168)	(168)

Accumulated other comprehensive income (loss) net of tax	$(2,951)	$1,568	$(47)	$64	$1,585	$(1,366)

	Balance at December 31, 2012	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Six Months Ended June 30, 2013	Balance at June 30, 2013
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(679)	$(2,763)	$(174)	$-	$(2,937)	$(3,616)

Accumulated other comprehensive income (loss) net of tax	$(679)	$(2,763)	$(174)	$-	$(2,937)	$(3,616)

The following represents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		Affected Line Item in Statements of Income
	2014	2013
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$78	$-	Gain (loss) on sale of investment securities, net
Previously unrealized loss on AFS securities transferred to HTM	(71)	-	Previously unrealized gain or loss
Income tax expense	(3)	-	Income taxes
Total reclassifications net of tax	$4	$-

	For the six months ended June 30,		Affected Line Item in Statements of Income
	2014	2013
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$78	$290	Gain (loss) on sale of investment securities, net
Previously unrealized loss on AFS securities transferred to HTM	(106)	-	Previously unrealized gain or loss
Income tax expense	11	(116)	Income taxes
Total reclassifications net of tax	$(17)	$174

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

At June 30, 2014, the Company had total assets of $1.092 billion compared to $1.093 billion at December 31, 2013. For the three months ended June 30, 2014 and 2013, the Company had total revenues (interest income plus non-interest income) of $11.2 million and $11.7 million, respectively.  Net income for the three months ended June 30, 2014 totaled $2.0 million or $0.19 per common and fully diluted share, compared to net income of $1.6 million, or $0.13 per common and fully diluted share, for the three months ended June 30, 2013.  For the six months ended June 30, 2014 and 2013, the Company had total revenues (interest income plus non-interest income) of $24.6 million and $23.5 million, respectively.  Net income for the six months ended June 30, 2014 totaled $4.1 million, or $0.37 per common and fully diluted share, compared to net income of $3.1 million, or $0.25 per common and fully diluted share, for the six months ended June 30, 2013.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs.  Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2013, and through the first half of 2014, the Bank experienced significant declines in its level of non-performing assets as well as making progress in improving its credit quality ratios. At June 30, 2014, non-performing loans as a percentage of total gross loans totaled 1.01% compared to 0.93% of total gross loans at December 31, 2013 and 1.90% of total gross loans at June 30, 2013. The Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at June 30, 2014 was 17%, an improvement from 26% at December 31, 2013 and 25% at June 30, 2013.   Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 1.12% at June 30, 2014 from 1.35% at December 31, 2013, and 2.09% at June 30, 2013.  For the periods ended, and as of, June 30, 2014 and December 31, 2013, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations.   The ratio of our allowance for loan losses to total gross loans increased to 1.24% at June 30, 2014, from 1.18% at December 31, 2013, while the ratio of our allowance for loan losses to non-performing loans decreased to 122.66% at June 30, 2014 from 127.05% at December 31, 2013. For the three months ended June 30, 2014, loan charge-offs and write-downs on loans transferred to held for sale totaled $172,000 compared to loan charge-offs of $344,000 for the three months ended June 30, 2013. Of the $172,000 of loan charge-offs during the second quarter of 2014, none of these were fully reserved for as of December 31, 2013. Our total loan portfolio decreased from $789.5 million at December 31, 2013 to $786.7 million at June 30, 2014 resulting from decreases in residential mortgage loans totaling $7.5 million and in consumer loans totaling $506,000, partially offset by an increase of $4.5 million in commercial loans.  Commercial loan closings totaling $54.3 million during the first six months of 2014 more than offset the transfer of $5.3 million of classified commercial loans to loans held for sale, charge-offs and write-downs of loans transferred to loans held for sale totaling $2.0 million, normal amortizations, and several large early payoffs (including the payoff of a $6.5 million classified loan relationship).  The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013.  At June 30, 2014, 91.9% of our loan portfolio was secured by real estate and 62.4% of our portfolio was commercial related loans.  We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs of our customers.

Total deposits increased $14.8 million from $798.4 million at December 31, 2013 to $813.2 million at June 30, 2014 primarily resulting from an increase of $19.5 million in certificates of deposit and an increase of $5.1 million in non-interest bearing checking accounts,, partially offset by decreases in interest-bearing checking accounts and money market deposit accounts of $2.6 million and $5.5 million, respectively.  In addition, savings accounts decreased $1.7 million.   We also maintain an investment portfolio.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial loans.

2014 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 10.3% and 9.1%, respectively, as of May 2014, an improvement from 2013 levels of 12.7% and 11.7%, respectively.  The number of residential building permits issued and values increased in Atlantic County from May 2013 to May 2014. In Cape May County, both the number of residential permits and the values decreased from May 2013 to May 2014. Median sale prices of single-family homes sold during the twelve month periods ended June 2014 and 2013 remained relatively flat in both Atlantic and Cape May Counties. The number of homes sold during those same periods increased 11.0% for Atlantic County, but decreased 2.0% for Cape May County. The number of new listings increased 17.7% in Atlantic County and 8.5% in Cape May County.

During 2013, and continuing through the second quarter of 2014, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2014 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed on expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

During the remainder of 2014, Cape Bank will continue to focus on the following initiatives:

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

Continue efforts to effectively manage the Company’s capital:

Despite the Company’s problems with credit since the recession, we were able to maintain a strong capital position. With troubled assets posing a reduced concern, the Company reassessed the level of capital and believed a continued active management of capital would be appropriate. The Company began paying a quarterly cash dividend in the fourth quarter of 2012 and increased that dividend from $.05 per share to $.06 per share in the fourth quarter of 2013.  Additionally, during 2013, the Company completed two 5% stock buyback programs and announced a third 5% buyback program in December 2013. On January 20, 2014, the Company declared a $0.06 per common share cash dividend to shareholders of record on February 3, 2014. The dividend was paid on February 17, 2014. On April 28, 2014, the Company declared a $0.06 per common share cash dividend to shareholders of record on May 12, 2014.  The dividend was paid on May 26, 2014.  On July 21, 2014, the Company declared a $0.06 per share cash dividend to be paid on or about August18, 2014 to shareholders of record as of the close of business on August 8, 2014.

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

Continue efforts to reduce non-performing assets:

Management was able to reduce the level of non-performing assets during 2013 and through the second quarter of 2014 and believes that continued efforts to reduce them further will provide value to the shareholders.  Several of the larger troubled credits have moved to OREO as the Bank attempts to move these properties promptly. This area will continue to receive attention during the remainder of 2014.

Effectively utilize new core processors functionality with an emphasis on digital delivery:

The Bank made a smooth transition to our new core processor, FISERV, in the fourth quarter of 2013. The Bank believes that customers are requiring access to, and communication from, their financial service providers through a multitude of both physical and electronic delivery channels.  During the remainder of 2014, the Bank will continue to maximize its opportunities to provide products and services via multiple delivery channels offered through FISERV and other available sources.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

At June 30, 2014, the Company’s total assets were $1.092 billion, a decrease of $1.2 million, or 0.11%, from the December 31, 2013 level of $1.093 billion.

Cash and cash equivalents increased $176,000, or 0.71%, to $25.0 million at June 30, 2014 from $24.9 million at December 31, 2013.

Interest-bearing time deposits increased $356,000, or 3.88%, from $9.2 million at December 31, 2013 to $9.5 million at June 30, 2014.  The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans decreased to $786.0 million at June 30, 2014 from $789.5 million at December 31, 2013, a decrease of $3.5 million, or 0.44%.  Net loans decreased $3.8 million, net of an increase in the allowance for loan losses of $400,000, resulting from decreases in residential mortgage loans totaling $7.5 million and a decline in consumer loans totaling $506,000, partially offset by a $4.5 million increase in commercial loans..  Commercial loan closings totaling $54.3 million during the first six months more than offset the transfer of $5.3 million of classified commercial loans to loans held for sale, charge-offs and write-downs of loans transferred to loans held for sale totaling $2.2 million, normal amortizations, and several large early payoffs, including the payoff of a $6.5 million classified loan relationship in the first quarter.  The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013.  Delinquent loans increased $1.3 million to $11.1 million, or 1.42% of total gross loans, at June 30, 2014 from $9.8 million, or 1.24% of total gross loans at December 31, 2013. Total delinquent loans by portfolio at June 30, 2014 were $6.6 million of commercial mortgage and $303,000 commercial business loans, $3.0 million of residential mortgage loans and $1.2 million of home equity loans.   At June 30, 2014, delinquent loan balances by number of days delinquent were: 31 to 59 days – $1.8 million; 60 to 89 days – $1.9 million; and 90 days and greater – $7.4 million.

At June 30, 2014, the Company had $7.9 million in non-performing loans, or 1.01% of total gross loans, an increase of $589,000 from $7.3 million, or 0.93% of total gross loans at December 31, 2013. Non-performing loans do not include loans held for sale. Loans held for sale include $825,000 of loans that are on non-accrual status.  At June 30, 2014, non-performing loans by loan portfolio category were as follows: $6.1 million of commercial loans, $924,000 of residential mortgage loans, $303,000 of commercial business loans and $575,000 of consumer loans.  Of these stated delinquencies, the Company had $490,000 of loans that were 90 days or more delinquent and still accruing (5 residential mortgage loans for $363,000 and 5 consumer loans for $127,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.
At June 30, 2014, commercial non-performing loans had collateral type concentrations of $459,000 (2loan or 7%) secured by commercial buildings and equipment, $949,000 (6 loans or 15%) secured by residential related commercial loans, $1.0 million (3 loans or 15%) secured by restaurant properties, $759,000 (3 loans or 12%) secured by land and building lots, and $3.2 million (7 loans or 51%) secured by retail stores.  The three largest commercial non-performing loan relationships are $1.8 million, $741,000 and $666,000.

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

Total investment securities increased $8.2 million, or 4.92%, to $174.5 million at June 30, 2014 from $166.3 million at December 31, 2013.  At June 30, 2014, AFS securities totaled $156.7 million and HTM securities totaled $17.8 million. At December 31, 2013, AFS securities totaled $157.2 million and HTM securities totaled $9.1 million. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified $7.6 million of its AFS securities as HTM, as these securities may be particularly susceptible to changes in fair value in the near term, as a result of market volatility.   On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation securities (“CDOs”) with a book value of zero, resulting in $1.9 million gain.

Other real estate owned (“OREO”) decreased $3.1 million from $7.4 million at December 31, 2013 to $4.3 million at June 30, 2014, and consisted at June 30, 2014 of eight commercial properties and ten residential properties (including five building lots).  During the quarter ended June 30, 2014, the Company added two residential properties to OREO with an aggregate carrying value of $58,000. In addition, three commercial OREO properties with an aggregate carrying value totaling $2.1 million were sold during the quarter ended June 30, 2014 with recognized net losses of $232,000. In addition, in the third quarter of 2014, to date, the Company has sold one residential OREO property with an aggregate carrying value of $41,000 resulting in a gain of $2,000 and has added one commercial property to OREO with a carrying value of $825,000.  As of the date of this filing, the Company has agreements of sale for two OREO properties with an aggregate carrying value of $222,000.

Total deposits increased $14.8 million, or 1.86%, from $798.4 million at December 31, 2013 to $813.2 million at June 30, 2014 primarily resulting from increases in certificates of deposit of $19.5 million and non-interest bearing checking accounts of $5.1 million, partially offset by decreases in interest-bearing checking accounts of $2.6 million, money market deposit accounts of $5.5 million, and savings accounts of $1.7 million.    At June 30, 2014, certificates of deposit totaled $288.7 million, an increase of $19.5 million, or 7.25%, from the December 31, 2013 total of $269.2 million. Interest-bearing checking accounts declined $2.6 million, or 1.21%, to $209.0 million at June 30, 2014 from $211.6 million at December 31, 2013.  Money market accounts declined $5.5 million, or 3.95%, to $133.6 million at June 30, 2014 from $139.1 million at December 31, 2013.

Borrowings decreased $15.4 million from $143.9 million at December 31, 2013 to $128.5 million at June 30, 2014.

Cape Bancorp’s total equity increased $253,000, or 0.18%, to $140.7 million at June 30, 2014 from $140.4 million at December 31, 2013 primarily resulting from a net increase of $2.6 million in retained earnings (earnings less dividends declared), an improvement of $1.6 million in the accumulated other comprehensive loss, and increases in paid-in-capital and unearned ESOP shares totaling $463,000.  These increases were offset by a $4.4 million decrease related to the Company’s stock repurchase program. Tangible equity to tangible assets increased to 11.02% at June 30, 2014 compared to 10.99% at December 31, 2013.  At June 30, 2014, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Tier I Risk-Based Capital and Total Risk-Based Capital were 9.49%, 13.01% and 14.26%, respectively, all of which exceed well capitalized status.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans and loans held for sale were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields and rates have been annualized.

	For the three months ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$24,491	$24	0.39%	$24,000	$25	0.42%
Investments	183,524	854	1.86%	178,021	937	2.11%
Loans	786,294	9,291	4.74%	735,365	9,131	4.98%
Total interest-earning assets	994,309	10,169	4.10%	937,386	10,093	4.32%
Noninterest-earning assets	104,889			108,358
Allowance for loan losses	(9,755)			(9,715)
Total assets	$1,089,443			$1,036,029

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	$212,779	96	0.18%	$200,878	115	0.23%
Savings accounts	95,023	13	0.05%	97,309	16	0.07%
Money market accounts	133,474	73	0.22%	162,513	66	0.16%
Certificates of deposit	277,392	476	0.69%	234,356	590	1.01%
Borrowings	137,780	612	1.78%	96,817	555	2.30%
Total interest-bearing liabilities	856,448	1,270	0.59%	791,873	1,342	0.68%
Noninterest-bearing deposits	81,419			85,213
Other liabilities	9,993			8,951
Total liabilities	947,860			886,037
Stockholders' equity	141,583			149,992
Total liabilities and stockholders' equity	$1,089,443			$1,036,029
Net interest income		$8,899			$8,751
Net interest spread			3.51%			3.64%
Net interest margin			3.59%			3.74%
Net interest income and margin (tax equivalent basis) (1)		$8,944	3.61%		$8,818	3.77%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.10%			118.38%

(1)

In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $45,000 and $67,000 for the three month period ended June 30, 2014 and 2013, respectively. The average yield on investments increased to 1.96% from 1.86% for the three month period ended June 30, 2014 and increased to 2.25% from 2.11% for the three month period ended June 30, 2013.

	For the six months ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$23,611	$47	0.40%	$24,815	$54	0.44%
Investments	182,321	1,798	1.97%	176,886	1,940	2.19%
Loans	789,061	18,623	4.76%	730,898	18,207	5.02%
Total interest-earning assets	994,993	20,468	4.15%	932,599	20,201	4.37%
Noninterest-earning assets	105,147			109,266
Allowance for loan losses	(9,558)			(9,830)
Total assets	$1,090,582			$1,032,035

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	$213,862	193	0.18%	$195,497	235	0.24%
Savings accounts	95,375	26	0.05%	96,402	32	0.07%
Money market accounts	136,488	135	0.20%	168,221	155	0.19%
Certificates of deposit	271,124	908	0.68%	232,732	1,204	1.04%
Borrowings	142,337	1,210	1.71%	96,090	1,165	2.44%
Total interest-bearing liabilities	859,186	2,472	0.58%	788,942	2,791	0.71%
Noninterest-bearing deposits	82,281			83,069
Other liabilities	7,191			9,265
Total liabilities	948,658			881,276
Stockholders' equity	141,924			150,759
Total liabilities and stockholders' equity	$1,090,582			$1,032,035
Net interest income		$17,996			$17,410
Net interest spread			3.57%			3.66%
Net interest margin			3.65%			3.76%
Net interest income and margin (tax equivalent basis) (1)		$18,087	3.67%		$17,550	3.79%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.81%			118.21%

(1)

In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $91,000 and $140,000 for the six month period ended June 30, 2014 and 2013, respectively. The average yield on investments increased to 2.07% from 1.97% for the six month period ended June 30, 2014 and increased to 2.35% from 2.19% for the six month period ended June 30, 2013.

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

	For the three months ended June 30, 2014
	compared to the three months ended June 30, 2013
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest Earning Assets
Interest-earning deposits	$-	$(1)	$(1)
Investments	26	(109)	(83)
Loans	615	(455)	160
Total interest income	641	(565)	76

Interest-Bearing Liabilities
Interest-bearing demand accounts	6	(25)	(19)
Savings accounts	-	(3)	(3)
Money market accounts	(13)	20	7
Certificates of deposit	96	(210)	(114)
Borrowings	200	(143)	57
Total interest expense	289	(361)	(72)

Total net interest income	$352	$(204)	$148

	For the six months ended June 30, 2014
	compared to the six months ended June 30, 2013
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest Earning Assets
Interest-earning deposits	$(3)	$(4)	$(7)
Investments	51	(193)	(142)
Loans	1,402	(987)	415
Total interest income	1,450	(1,184)	266

Interest-Bearing Liabilities
Interest-bearing demand accounts	20	(62)	(42)
Savings accounts	-	(6)	(6)
Money market accounts	(32)	11	(21)
Certificates of deposit	177	(473)	(296)
Borrowings	457	(412)	45
Total interest expense	622	(942)	(320)

Total net interest income	$828	$(242)	$586

Comparison of Operating Results for the Three and Six Months Ended June 30, 2014 and 2013

General. Net income for the three months ended June 30, 2014 was $2.0 million, or $0.19 per common and fully diluted share, compared to net income of $1.6 million, or $0.13 per common and fully diluted share for the three months ended June 30, 2013. The loan loss provision for the second quarter of 2014 totaled $115,000 compared to $313,000 for the second quarter of 2013.  Net interest income increased $148,000 to $8.9 million in the second quarter of 2014 from $8.8 million in the second quarter of 2013. The net interest margin decreased 15 basis points from 3.74% for the quarter ended June 30, 2013 to 3.59% for the quarter ended June 30, 2014.  Net gains on the sales of loans totaled $129,000 for the three months ended June 30, 2014 compared to $313,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $46,000, while net gains on the sale of residential loans declined $230,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. The second quarter of 2014 included net gains on sales of investment securities of $78,000 compared to no gains for the same period in 2013.  Salaries and employee benefits totaled $3.4 million for the second quarter of 2014, a reduction of $727,000 from the second quarter 2013 of $4.1 million. Loan related expenses (real estate taxes, insurance, legal and other) totaled $253,000 for the second quarter ended June 30, 2014 compared to $393,000 for the same period in 2013.

For the six months ended June 30, 2014, net income totaled $4.1 million, or $0.37 per common and fully diluted share, compared to net income of $3.1 million, or $0.25 per common and fully diluted share, for the six months ended June 30, 2013. The loan loss provision for the six months ended June 30, 2014 totaled $2.3 million compared to $610,000 for the six months ended June 30, 2013.  Net interest income increased $586,000 to $18.0 million for the six months ended June 30, 2014 from $17.4 million for the six months ended June 30, 2013. The net interest margin decreased 11 basis points from 3.76% for the six months ended June 30, 2013 to 3.65% for the six months ended June 30, 2014. The six months ended June 30, 2014 included net gains on sales of investment securities of $1.9 million compared to $290,000 for the same period in 2013.  On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain.  Net gains on the sales of loans totaled $245,000 for the six months ended June 30, 2014 compared to $583,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $137,000, while net gains on the sale of residential loans declined $475,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. Other income for the six months ended June 30, 2014 included life insurance proceeds totaling $195,000 from bank owned life insurance, and the six months ended June 30, 2013 included an $83,000 write-down on an asset held for sale.  Salaries and employee benefits totaled $3.4 million for the second quarter of 2014, a reduction of $727,000 from the second quarter 2013 of $4.1 million. Loan related expenses (real estate taxes, insurance, legal and other) totaled $253,000 for the second quarter ended June 30, 2014 compared to $393,000 for the same period in 2013.

Interest Income. Interest income increased $76,000, or 0.75%, to $10.3 million for the three months ended June 30, 2014, from $10.2 million for the three months ended June 30, 2013.  The increase consists of a $160,000 increase in interest income on loans, partially offset by an $84,000 decrease in interest income on investment securities.  Average loan balances for the three month period ended June 30, 2014 increased $50.9 million, or 6.93%, to $786.3 million from $735.4 million for the three month period ended June 30, 2013.  The average yield on the loan portfolio declined 24 basis points to 4.74% for the three months ended June 30, 2014 from 4.98% for the three months ended June 30, 2013, reflecting a lower interest rate environment. The average balance of the investment portfolio increased $5.5 million, or 3.09%, to $183.5 million for the three month period ended June 30, 2014 from $178.0 million for the three month period ended June 30, 2013. The average yield on the investment portfolio decreased 25 basis points to 1.86% for the three months ended June 30, 2014 from 2.11% for the three months ended June 30, 2013.  The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates.

For the six months ended June 30, 2014, interest income totaled $20.5 million, an increase of $267,000, or 1.32%, from the six months ended June 30, 2013 total of $20.2 million. The increase consists of a $416,000 increase in interest income on loans, partially offset by a $149,000 decrease in interest income on investment securities.  Average loan balances for the six month period ended June 30, 2014 increased $58.2 million, or 7.96%, to $789.1 million from $730.9 million for the six month period ended June 30, 2013.  The average yield on the loan portfolio declined 26 basis points to 4.76% for the six months ended June 30, 2014 from 5.02% for the six months ended June 30, 2013, reflecting a lower interest rate environment. The average balance of the investment portfolio increased $5.4 million, or 3.07%, to $182.3 million for the six month period ended June 30, 2014 from $176.9 million for the six month period ended June 30, 2013. The average yield on the investment portfolio decreased 22 basis points to 1.97% for the six months ended June 30, 2014 from 2.19% for the six months ended June 30, 2013.

Interest Expense. Interest expense decreased $72,000, or 5.37%, to $1.270 million for the three months ended June 30, 2014, from $1.342 million for the three months ended June 30, 2013.  The decrease resulted primarily from lower interest rates being paid on deposits. The average rate paid on certificates of deposit decreased 32 basis points to 0.69% for the three months ended June 30, 2014 from 1.01% for the three months ended June 30, 2013 while the average balance of certificates of deposit increased $43.0 million, or 18.36%, to $277.4 million from $234.4 million for the same period, resulting in a combined interest expense savings of $114,000.  The average rate paid on interest-bearing demand accounts declined 5 basis points during the same period while the average balance increased $11.9 million. The average rate paid on money market accounts increased 6 basis points while the average balance of money market accounts declined $29.0 million during the same period. The average balance of borrowings increased $41.0 million, or 42.31%, to $137.8 million for the three months ended June 30, 2014 from $96.8 million for the three months ended June 30, 2013, and the average cost of borrowings declined 52 basis points from 2.30% for the three months ended June 30, 2013 to 1.78% for the three months ended June 30, 2014.  The increase in the average borrowings balance reflects the increased funding needs resulting from the increase in the average loan volume of $50.9 million.

For the six months ended June 30, 2014, interest expense decreased $319,000, or 11.43%, to $2.5 million for the six months ended June 30, 2014, from $2.8 million for the six months ended June 30, 2013.  The decrease resulted primarily from lower interest rates being paid on deposits. The average rate paid on certificates of deposit decreased 36 basis points to 0.68% for the six months ended June 30, 2014 from 1.04% for the six months ended June 30, 2013 while the average balance of certificates of deposit increased $38.4 million, or 16.50%, to $271.1 million from $232.7 million for the same period, resulting in a combined interest expense savings of $296,000.  The average rate paid on interest-bearing demand accounts declined 6 basis points during the same period while the average balance increased $18.4 million. The average rate paid on money market accounts increased 1 basis point while the average balance of money market accounts declined $31.7 million during the same period. The average balance of borrowings increased $46.2 million, or 48.13%, to $142.3 million for the six months ended June 30, 2014 from $96.1 million for the six months ended June 30, 2013, and the average cost of borrowings declined 73 basis points from 2.44% for the six months ended June 30, 2013 to 1.71% for the six months ended June 30, 2014.  The increase in the average borrowings balance reflects the increased funding needs resulting from the increase in the average loan volume of $58.2 million.

Net Interest Income.   Net interest income increased $148,000, or 1.69%, to $8.9 million for the three months ended June 30, 2014, from $8.8 million for the three months ended June 30, 2013.  The net interest margin decreased 15 basis points from 3.74% for the quarter ended June 30, 2013 to 3.59% for the quarter ended June 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 116.10% for the three months ended June 30, 2014, from 118.38% for the three months ended June 30, 2013.

For the six months ended June 30, 2014, net interest income increased $586,000, or 3.37%, to $18.0 million for the six months ended June 30, 2014, from $17.4 million for the six months ended June 30, 2013.  The net interest margin decreased 11 basis points from 3.76% for the six months ended June 30, 2013 to 3.65% for the six months ended June 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.81% for the six months ended June 30, 2014, from 118.21% for the six months ended June 30, 2013.

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

The Company recorded a provision for loan losses of $115,000 for the three months ended June 30, 2014 compared to $313,000 for the three months ended June 30, 2013.  Loan charge-offs and write-downs of loans transferred to held for sale for the three months ended June 30, 2014 totaled $171,000 compared to loan charge-offs of $344,000 for the second quarter of 2013.  Loan loss recoveries for the three months ended June 30, 2014 were $51,000 compared to $136,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, the loan loss provision totaled $2.3 million compared to $610,000 for the six months ended June 30, 2013.  Loan charge-offs and write-downs on loans transferred to held for sale, totaled $2.2 million for the six months ended June 30, 2014 compared to $841,000 for the six months ended June 30, 2013. Loan loss recoveries for the six months ended June 30, 2014 were $280,000 compared to $165,000 for the six months ended June 30, 2013. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) totaled 122.66% at March 31, 2014, a slight decrease from 127.05% at December 31, 2013 and a significant increase from 69.34% at June 30, 2013.   The amount of non-performing loans for which the full loss has been charged-off to total gross loans is 0.15%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 14.62%.

The allowance for loan losses increased $400,000, or 4.29%, to $9.7 million at June 30, 2014, from $9.3 million at December 31, 2013. The ratio of our allowance for loan losses to total loans increased to 1.24% at June 30, 2014 from 1.18% of total loans at December 31, 2013. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate.  Included in the allowance for loan losses at June 30, 2014 was an impairment reserve for TDRs in the amount of $155,000 compared to $127,000 at December 31, 2013.

Non-Interest Income.  Non-interest income decreased $600,000, or 37.43%, to $1.0 million for the three months ended June 30, 2014 from $1.6 million for the three months ended June 30, 2013.   Net gains on the sales of loans totaled $129,000 for the three months ended June 30, 2014 compared to $313,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $46,000, while net gains on the sale of residential loans declined $230,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. The second quarter of 2014 included net gains on sales of investment securities of $78,000 compared to no gains for the same period in 2013.  The three months ended June 30, 2014 included net losses on the sale of OREO totaling $232,000 compared to net gains of $19,000 for the three months ended June 30, 2013. Other operating income for the three months ended June 30, 2014 totaled $84,000, a decline of $11,000 from the three months ended June 30, 2013.

For the six months ended June 30, 2014 non-interest income increased $833,000, or 25.26%, to $4.1 million for the six months ended June 30, 2014 from $3.3 million for the six months ended June 30, 2013.  The six months ended June 30, 2014 included net gains on sales of investment securities of $1.9 million compared to $290,000 for the same period in 2013.  On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sale of loans totaled $245,000 compared to $583,000 for the six months ended June 30, 2013.  Net gains on the sale of SBA loans increased $137,000 while gains on the sale of residential loans declined $475,000.  The decline in gains on residential loans reflects the Company’s decision to exit the residential mortgage origination business effective December 31, 2013.  The six months ended June 30, 2014 included net losses on the sale of OREO totaling $240,000 compared to net gains of $40,000 for the six months ended June 30, 2013.  The six months ended June 30, 2014 included life insurance proceeds totaling $195,000 from bank owned life insurance.  The six months ended June 30, 2013 included an $83,000 write-down on an asset held for sale.  In addition, the three and six month periods of 2013 included fee income on loans sold to correspondents of $45,000 and $82,000, respectively.  As a result of the Company’s decision to exit the residential mortgage origination business effective December 31, 2013, the 2014 three and six month periods do not include this fee income.

Non-Interest Expense. Non-interest expense decreased $953,000, or 12.78%, to $6.5 million for the three months ended June 30, 2014 from $7.5 million for the three months ended June 30, 2013.  For the six months ended June 30, 2014, non-interest expense decreased $1.8 million, or 11.91%, to $13.2 million for the six months ended June 30, 2014 compared to $15.0 million for the six months ended June 30, 2013. Salaries and employee benefits for the three and six months ended June 30, 2014 totaled $3.4 million and $7.0 million respectively, compared to $4.1 million and $8.0 million for the three and six months ended June 30, 2013, respectively. The decrease in both the quarter and year-to-date periods is primarily attributable to reduced staffing levels related to the exiting of the residential loan origination business and a reduction in incentive based compensation programs.  Federal deposit insurance premiums totaled $416,000 for the six months ended June 30, 2014, a decline of $104,000 from $520,000 for the six months ended June 30, 2013.  Loan related expenses (real estate taxes, insurance, legal and other) totaled $253,000 for the three months ended June 30, 2014 compared to $393,000 for the same period in 2013.  For the six months ended June 30, 2014, loan related expenses totaled $478,000 compared to $734,000 for the six months ended June 30, 2013.  The decline in loan related expenses corresponds to the improvement in our asset quality metrics.  OREO expenses totaled $416,000 for the six months ended June 30, 2014 compared to $479,000 for the six months ended June 30, 2013, a decline of $63,000.  The 2013 period included higher OREO write-downs.  The three and six months ended June 30, 2014 reflects reductions in equipment, data processing and telecommunications expenses of $136,000 and $290,000, respectively, when compared to the three and six months ended June 30, 2013.  These reductions result primarily from the cost savings associated with changing to our new core processor in the fourth quarter of 2013.  Other operating expenses declined $269,000 from $1.8 million for the six months ended June 30, 2013 to $1.5 million for the six months ended June 30, 2014, primarily resulting from a higher level of consulting related expenses and expenses on loans sold to correspondents in the 2013 period.

Income Tax Expense. For the three months ended June 30, 2014, the Company recorded a net tax expense of $1.3 million compared to a net tax expense of $1.0 for the three months ended June 30, 2013.  For the six months ended June 30, 2014 income tax expense totaled $2.5 million compared to $2.0 million for the six months ended June 30, 2013.  Income tax expense reflects a lower effective tax rate in 2014.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $11.5 million through June 30, 2014 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of June 30, 2014, the Company’s investment portfolio consisted of AFS securities with a fair market value of $156.7 million and HTM securities at amortized cost of $17.8 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $14.8 million, or 1.86%, during the first six months of 2014, and comprised 85.51% of total liabilities at June 30, 2014, as compared to 83.83% at December 31, 2013.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.  Management believes as of June 30, 2014, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of June 30, 2014, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of June 30, 2014.

On April 28, 2014, the Company declared a cash dividend of $0.06 per common share to shareholders of record as of the close of business May 12, 2014.  The dividend was paid on May 26, 2014.  On July 21, 2014, the Company declared a $0.06 per share cash dividend to be paid on, or about, August 18, 2014 to shareholders of record as of the close of business August 8, 2014.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2014
Risk based capital ratios:
Tier I risk based capital	$100,625	13.01%	$30,768	4.00%	$46,152	6.00%
Total risk based capital	$110,296	14.26%	$61,536	8.00%	$76,920	10.00%
Tier I leverage ratio	$100,625	9.49%	$42,354	4.00%	$52,943	5.00%

December 31, 2013
Risk based capital ratios:
Tier I risk based capital	$101,008	13.07%	$30,913	4.00%	$46,369	6.00%
Total risk based capital	$110,427	14.29%	$61,821	8.00%	$77,276	10.00%
Tier I leverage ratio	$101,008	9.53%	$42,396	4.00%	$52,995	5.00%

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

Securities that are in a loss position for 12 months or longer are reviewed to determine if there is other-than-temporary impairment (OTTI).  If the market value of the security is equal to or greater than 90% of the book value, no action will be taken.  If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value and document the findings.  At June 30, 2014, there were no securities to be evaluated.

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

The Company and its subsidiaries file a consolidated federal income tax return and separate entity state income tax returns. The provision for federal and state income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Company’s federal and state income tax returns. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014, a valuation allowance of approximately $1.9 million had been established against the Company’s deferred tax assets representing no change from December 31, 2013.  See Note 10 to the Financial Statements for further details in determining the amount of the deferred tax asset that was more likely than not realizable.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial loans that generally tend to have shorter maturity or repricing characteristics;
•	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;
•	lengthening the terms of borrowings and deposits;

•	focusing on core deposit growth; and
•	using interest rate swaps to hedge variability in future cash flows caused by changes in interest rates.

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

The table below sets forth, as of June 30, 2014, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)
+200	$149,994	$(17,101)	-10.20%	$32,740	$(2,058)	-5.90%
+100	$160,498	$(6,597)	-3.90%	$33,850	$(948)	-2.70%
0	$167,095			$34,798
-100	$151,993	$(15,102)	-9.00%	$34,509	$(289)	-0.80%
-200	$134,946	$(32,149)	-19.20%	$34,156	$(642)	-1.80%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at June 30, 2014, in the event of a 100 basis point increase in interest rates, we would experience a $948,000 decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $289,000 decrease in net interest income.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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
(c)

On December 23, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares.  During the second quarter of 2014, the Company repurchased a total of 252,462 shares of its common stock pursuant to the stock repurchase plan.

PURCHASES OF EQUITY SECURITIES
			Total Number
			of Shares
	Total		Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1, 2014 - April 30, 2014	59,644	$10.52	59,644	362,945
May 1, 2014 - May 31, 2014	190,536	$10.35	250,180	172,409
June 1, 2014 - June 30, 2014	2,282	$10.40	252,462	170,127
Total	252,462	$10.39	252,462

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
101

The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2014 and June 30, 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2014 and June 30, 2013 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014 (unaudited) and Year Ended December 31, 2013; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and June 30, 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

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

CAPE BANCORP, INC.
Date: August 5, 2014	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer
Date: August 5, 2014	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer