Form 10-Q
period 2014-09-30
Cape Bancorp, Inc.
filed 2014-11-04
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014 there were 11,475,396 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash & due from financial institutions	$6,915	$6,940
Interest-bearing bank balances	11,618	17,921
Cash and cash equivalents	18,533	24,861
Interest-bearing time deposits	9,540	9,185
Investment securities available for sale, at fair value (amortized cost of $159,439 and $161,907 respectively)	157,290	157,166
Investment securities held to maturity, at amortized cost (fair value of $17,538 and $8,906, respectively)	17,796	9,102
Loans held for sale	-	1,814
Loans, net of allowance of $9,799 and $9,330, respectively	772,397	780,127
Accrued interest receivable	3,297	3,235
Premises and equipment, net	19,812	20,024
Other real estate owned	5,299	7,449
Federal Home Loan Bank (FHLB) stock, at cost	6,873	7,747
Deferred income taxes	14,957	15,628
Bank owned life insurance (BOLI)	31,080	31,177
Goodwill	22,575	22,575
Intangible assets, net	343	298
Other assets	1,945	2,491
Total assets	$1,081,737	$1,092,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$710,045	$715,934
Noninterest-bearing deposits	90,821	82,488
Federal funds purchased and repurchase agreements	9,952	9,940
Federal Home Loan Bank borrowings	122,133	133,995
Advances from borrowers for taxes and insurance	792	768
Accrued interest payable	123	102
Other liabilities	8,007	9,225
Total liabilities	941,873	952,452

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at September 30, 2014 and December 31, 2013; outstanding 11,475,396 shares at September 30, 2014 and 12,059,785 shares at December 31, 2013	133	133
Additional paid-in capital	128,525	128,193
Treasury stock at cost: 1,869,380 shares at September 30, 2014 and 1,284,991 shares at December 31, 2013	(18,077)	(12,035)
Unearned ESOP shares	(7,783)	(8,102)
Accumulated other comprehensive loss, net	(1,759)	(2,951)
Retained earnings	38,825	35,189
Total stockholders' equity	139,864	140,427
Total liabilities & stockholders' equity	$1,081,737	$1,092,879

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$9,241	$9,284	$27,864	$27,491
Interest and dividends on investments
Taxable	403	414	1,207	1,220
Tax-exempt	94	122	272	395
Interest on mortgage-backed securities	410	469	1,273	1,384
Total interest income	10,148	10,289	30,616	30,490
Interest expense:
Interest on deposits	734	713	1,996	2,339
Interest on borrowings	625	561	1,835	1,726
Total interest expense	1,359	1,274	3,831	4,065
Net interest income before provision for loan losses	8,789	9,015	26,785	26,425
Provision for loan losses	153	449	2,480	1,059
Net interest income after provision for loan losses	8,636	8,566	24,305	25,366
Non-interest income:
Service fees	760	962	2,140	2,753
Net gains on sale of loans	179	346	424	929
Net increase from BOLI	222	240	665	713
Gain (loss) on sale of investment securities available for sale, net	133	-	2,100	290
Net gain (loss) on sale of OREO	(34)	17	(274)	57
Other	61	658	397	779
Total non-interest income	1,321	2,223	5,452	5,521
Non-interest expense:
Salaries and employee benefits	3,635	3,880	10,622	11,909
Occupancy expenses, net	487	437	1,446	1,278
Equipment expenses	267	289	750	849
Federal insurance premiums	176	215	592	735
Data processing	209	372	785	1,084
Loan related expenses	331	446	809	1,180
Advertising	188	121	637	467
Telecommunications	291	276	858	920
Professional services	538	182	930	561
OREO expenses	195	403	611	882
Other operating	888	902	2,403	2,686
Total non-interest expense	7,205	7,523	20,443	22,551
Income before income taxes	2,752	3,266	9,314	8,336
Income tax expense	1,049	1,362	3,551	3,337
Net income	$1,703	$1,904	$5,763	$4,999

Earnings per share (see Note 10):
Basic	$0.16	$0.16	$0.53	$0.41
Diluted	$0.15	$0.16	$0.52	$0.41

Weighted average number of shares outstanding:
Basic	10,765,209	11,612,431	10,957,768	12,128,458
Diluted	10,889,781	11,666,535	11,089,421	12,182,683

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended September 30,
	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$2,752	$1,049	$1,703	$3,266	$1,362	$1,904
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	(466)	(187)	(279)	(117)	(47)	(70)
Amortization of previously unrealized loss on AFS securities transferred to HTM	29	12	17	-	-	-
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(133)	(53)	(80)	-	-	-
Unrealized holding gains (losses) arising during the period on interest rate swap	(85)	(34)	(51)	-	-	-
Total other comprehensive income (loss)	(655)	(262)	(393)	(117)	(47)	(70)

Total comprehensive income	$2,097	$787	$1,310	$3,149	$1,315	$1,834

	For the nine months ended September 30,
	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$9,314	$3,551	$5,763	$8,336	$3,337	$4,999
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	2,425	969	1,456	(4,717)	(1,884)	(2,833)
Increase in fair value of AFS securities sold	1,889	754	1,135	-	-	-
Amortization of previously unrealized loss on AFS securities transferred to HTM	135	54	81	-	-	-
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(2,100)	(839)	(1,261)	(290)	(116)	(174)
Unrealized holding gains (losses) arising during the period on interest rate swap	(364)	(145)	(219)	-	-	-
Total other comprehensive income (loss)	1,985	793	1,192	(5,007)	(2,000)	(3,007)

Total comprehensive income	$11,299	$4,344	$6,955	$3,329	$1,337	$1,992

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2013 and nine months ended September 30, 2014

(unaudited)

					Accumulated
				Unearned	Other		Total
	Common	Paid-In	Treasury	ESOP	Comprehensive	Retained	Stockholders'
	Stock	Capital	Stock	Shares	Income (Loss)	Earnings	Equity
	(in thousands)

Balance, December 31, 2012	$133	$127,767	$-	$(8,528)	$(679)	$32,133	$150,826
Net income	-	-	-	-	-	5,551	5,551
Other comprehensive loss	-	-	-	-	(2,272)	-	(2,272)
Stock option compensation expense	-	444	-	-	-	-	444
Restricted stock compensation expense	-	17	-	-	-	-	17
Issuance of stock for stock options	-	33	113	-	-	-	146
Issuance of restricted stock	-	(38)	38	-	-	-	-
Cash dividends declared on common stock ($0.21 per share)	-	-	-	-	-	(2,495)	(2,495)
Common stock repurchased -1,301,116 shares	-	-	(12,186)	-	-	-	(12,186)
ESOP shares earned	-	(30)	-	426	-	-	396
Balance, December 31, 2013	133	128,193	(12,035)	(8,102)	(2,951)	35,189	140,427
Net income	-	-	-	-	-	5,763	5,763
Other comprehensive income (loss)	-	-	-	-	1,192	-	1,192
Stock option compensation expense	-	343	-	-	-	-	343
Restricted stock compensation expense	-	16	-	-	-	-	16
Issuance of stock for stock options	-	(42)	173	-	-	-	131
Cash dividends declared on common stock ($0.18 per share)	-	-	-	-	-	(2,127)	(2,127)
Common stock repurchased - 602,389 shares	-	-	(6,215)	-	-	-	(6,215)
ESOP shares earned	-	15	-	319	-	-	334
Balance, September 30, 2014	$133	$128,525	$(18,077)	$(7,783)	$(1,759)	$38,825	$139,864

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$5,763	$4,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,480	1,059
Net (gain) loss on the sale of loans	(424)	(929)
Net (gain) loss on the sale of assets held for sale	-	(569)
Net (gain) loss on the sale of other real estate owned	274	(57)
Write-down of other real estate owned	121	445
Net (gain) loss on sale of investments	(2,100)	(290)
Earnings on BOLI	(665)	(713)
Originations of loans held for sale	-	(33,874)
Proceeds from sales of loans	2,241	41,059
Depreciation and amortization	1,835	2,044
ESOP and stock-based compensation expense	690	641
Deferred income taxes	(10)	1,314
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(62)	(2)
Other assets	323	5,019
Accrued interest payable	20	(32)
Other liabilities	(1,352)	(1,824)
Net cash (used in) provided by operating activities	9,134	18,290
Cash flows from investing activities
Proceeds from sales of AFS securities	8,036	13,140
Proceeds from calls, maturities, and principal repayments of AFS securities	20,425	34,009
Purchases of AFS securities	(31,788)	(47,980)
Purchases of HTM securities	(1,177)	-
Redemption (Purchase) of Federal Home Loan Bank stock	874	(2)
Proceeds from sale of assets held for sale	-	842
Proceeds from sale of other real estate owned	3,201	4,907
Proceeds from bank owned life insurance	761	-
(Increase) decrease in interest-bearing time deposits	(355)	(402)
(Increase) decrease in loans, net	(1,942)	(55,580)
Proceeds from sales of loans transferred from loans to loans held for sale	5,323	-
Purchases of premises and equipment	(477)	(464)
Net cash (used in) provided by investing activities	2,881	(51,530)
Cash flows from financing activities
Net increase in deposits	2,444	43,805
Increase in advances from borrowers for taxes and insurance	24	(543)
Repayments of long-term borrowings	-	(15,000)
Increase (decrease) in short-term borrowings	(23,600)	16,200
Increase (decrease) in long-term borrowings	11,000	-
Purchase of Treasury stock	(6,215)	(11,031)
Proceeds from exercise of shares from stock option	131	58
Dividends paid on common stock	(2,127)	(1,951)
Net cash provided by (used in) financing activities	(18,343)	31,538
Net increase (decrease) in cash and cash equivalents	(6,328)	(1,702)
Cash and cash equivalents at beginning of year	24,861	24,228
Cash and cash equivalents at end of quarter	$18,533	$22,526
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$2,450	$4,097
Income taxes, net of refunds	$-	$(1,668)
Supplementary disclosure of non-cash investing activities:
AFS investment security purchase commitments that settled during the period	$(4,189)	$-
Transfers between loans and loans held for sale, net	$4,550	$-
Transfers from loans to other real estate owned	$1,746	$5,156
Transfers from AFS to HTM securities	$-	$10,148

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended September 30, 2014 and 2013, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $760,000 as of September 30, 2014, and $732,000 as of December 31, 2013 are included in these balances.

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

Loans Held for Sale (“HFS”): HFS consists of residential mortgage loans originated and intended for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to HFS, all of which are carried at the lower of aggregate cost or fair market value. The fair value of residential mortgage loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair values of loans transferred from the loan portfolio to HFS are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Write-downs on loans transferred to HFS are charged to the allowance for loan losses. Subsequent declines in fair value, if any, are charged to operating income and the HFS balance is reduced. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loans sold. At September 30, 2014, there were no residential mortgages classified as HFS as the Bank exited the residential mortgage loan origination business effective December 31, 2013.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At September 30, 2014, TDRs totaled $5.7 million, of which $4.8 million were accruing TDRs and $917,000 were non-accruing TDRs. This compares to $4.3 million of TDRs at December 31, 2013, of which $3.4 million were accruing TDRs and $881,000 were non-accruing TDRs. (See Note 4 – Loans Receivable).

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of September 30, 2014, 206,145 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity and unrealized holding gains and losses arising during the period on interest rate swaps. See the Consolidated Statement of Comprehensive Income.

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

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares. The repurchase was completed on July 16, 2013. Furthermore, on July 19, 2013, the Company announced that the Board of Directors authorized a second repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares. The second repurchase plan was completed on October 3, 2013. On December 23, 2013, the Company announced that the Board of Directors authorized a third stock repurchase plan under which the Company would repurchase up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares. The third repurchase plan has been completed. The average repurchase price for the three stock repurchase plans was $9.67 per share.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity at September 30, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$43,974	$24	$(791)	$43,207
Municipal bonds	8,680	37	(21)	8,696
Collateralized debt obligations	-	-	-	-
Corporate bonds	23,229	51	(51)	23,229
Total debt securities	$75,883	$112	$(863)	$75,132

Equity securities
CRA Qualified Investment Fund	$5,000	$-	$(224)	$4,776
Total equity securities	$5,000	$-	$(224)	$4,776

Mortgage-backed securities
GNMA pass-through certificates	$2,124	$105	$-	$2,229
FHLMC pass-through certificates	4,658	80	(58)	4,680
FNMA pass-through certificates	10,021	31	(154)	9,898
Collateralized mortgage obligations	61,753	100	(1,278)	60,575
Total mortgage-backed securities	$78,556	$316	$(1,490)	$77,382
Total securities available-for-sale	$159,439	$428	$(2,577)	$157,290

Investment securities held-to-maturity
Debt securities
U.S. Government and agency obligations	$7,723	$-	$(346)	$7,377
Municipal bonds	10,073	141	(53)	10,161
Total debt securities	$17,796	$141	$(399)	$17,538
Total securities held-to-maturity	$17,796	$141	$(399)	$17,538

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

Proceeds from sales of securities available for sale totaled $3.3 million for the three months ended September 30, 2014. There were no sales of securities for the three months ended September 30, 2013. Proceeds from sales of securities available for sale were $8.0 million and $13.1 million for the nine months ended September 30, 2014 and 2013, respectively. Gross gains of $133,000 were realized on security sales during the three months ended September 30, 2014. Gross gains of $2.1 million and $290,000 were realized on security sales during the nine months ended September 30, 2014 and 2013, respectively. Proceeds from security calls, maturities, and return of principal were $8.9 million and $5.9 million for the three months ended September 30, 2014 and 2013, respectively. Proceeds from security calls, maturities, and return of principal were $20.4 million and $34.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Securities having a fair value of approximately $82.4 million and $50.6 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, Federal Home Loan Bank and other borrowings. The Bank did not hold any trading securities during the nine months ended September 30, 2014, or during the twelve months ended December 31, 2013.

On March 3, 2014, $7.6 million of agency debt securities were transferred from available-for-sale to held-to-maturity at fair value which the Bank has the ability and positive intent to hold to maturity. These securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility. Additionally, the Bank expects to recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity. Each transfer was done at fair value and any previously unrealized gain or loss will be amortized or accreted to investment securities in the consolidated statements of operation. The unrealized holding gain or loss at March 3, 2014 related to this transfer, will continue to be reported in a separate component of shareholders equity and will be amortized or accreted over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization or accretion of any premium or discount, and will result in no net effect to the investment yield. These securities had gross unrealized losses at the time of transfer of $377,000, of which $276,000 was in a loss position for less than 12 months. These securities had net unrealized losses of $377,000 at March 3, 2014.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$6,962	$(38)	$33,893	$(1,099)	$40,855	$(1,137)
Municipal bonds	7,718	(68)	727	(6)	8,445	(74)
Corporate bonds	12,092	(51)	-	-	12,092	(51)
CRA Qualified Investment Fund	-	-	4,776	(224)	4,776	(224)
Mortgage-backed securities	22,149	(182)	41,718	(1,308)	63,867	(1,490)

Total temporarily impaired investment securities	$48,921	$(339)	$81,114	$(2,637)	$130,035	$(2,976)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$45,771	$(2,184)	$1,834	$(166)	$47,605	$(2,350)
Municipal bonds	7,936	(244)	1,220	(22)	9,156	(266)
Corporate bonds	4,029	(24)	-	-	4,029	(24)
CRA Qualified Investment Fund	-	-	4,700	(300)	4,700	(300)
Mortgage-backed securities	59,729	(2,452)	2,569	(244)	62,298	(2,696)

Total temporarily impaired investment securities	$117,465	$(4,904)	$10,323	$(732)	$127,788	$(5,636)

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

At September 30, 2014, the Company’s investment securities portfolio consisted of 255 securities, 108 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the nine months ended September 30, 2014.

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

The amortized cost and fair value of debt, equity and mortgage-backed securities available for sale at September 30, 2014, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year or less	$1,215	$1,219	$-	$-
Due after one year but within five years	47,295	47,219	1,754	1,748
Due after five years but within ten years	27,373	26,694	13,980	13,689
Due after ten years	-	-	2,062	2,101
Equity securities	5,000	4,776	-	-
Mortgage-backed securities	78,556	77,382	-	-
Total investment securities	$159,439	$157,290	$17,796	$17,538

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at September 30, 2014 and September 30, 2013:

	For the three months ended September 30,
	2014	2013
Beginning balance of cumulative credit losses on CDO securities	$-	$(18,383)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	-	-
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$(18,383)

	For the nine months ended September 30,
	2014	2013
Beginning balance of cumulative credit losses on CDO securities	$(14,501)	$(18,383)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	14,501	-
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$(18,383)

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Commercial secured by real estate	$427,087	$422,829
Commercial term loans	19,346	23,203
Construction	18,614	10,852
Other commercial	39,499	37,772
Residential mortgage	232,996	250,698
Home equity loans and lines of credit	44,097	43,468
Other consumer loans	911	977
Loans receivable, gross	782,550	789,799

Less:
Allowance for loan losses	9,799	9,330
Deferred loan fees	354	342
Loans receivable, net	$772,397	$780,127

The following table summarizes activity related to the allowance for loan losses by category for the three months ended September 30, 2014:

	At or for the three months ended September 30, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,958	$343	$118	$683	$996	$174	$8	$450	$9,730
Charge-offs	(85)	-	-	-	-	(5)	(13)	-	(103)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	14	-	-	-	-	-	5	-	19
Provision for loan losses	(180)	23	5	60	184	48	13	-	153
Balance at end of period	$6,707	$366	$123	$743	$1,180	$217	$13	$450	$9,799

Impairment evaluation
Allowance for loan losses
Individually evaluated	$169	$-	$-	$-	$27	$-	$-	$-	$196
Collectively evaluated	6,538	366	123	743	1,153	217	13	450	9,603
Total allowance for loan losses	$6,707	$366	$123	$743	$1,180	$217	$13	$450	$9,799
Loans
Individually evaluated	$9,903	$-	$-	$303	$2,085	$547	$-	$-	$12,838
Collectively evaluated	417,184	19,346	18,614	39,196	230,911	43,550	911	-	769,712
Total loans	$427,087	$19,346	$18,614	$39,499	$232,996	$44,097	$911	$-	$782,550

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the nine months ended September 30, 2014:

	At or for the nine months ended September 30, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Charge-offs	(360)	-	-	-	(11)	(92)	(57)	-	(520)
Write-downs on loans transferred to HFS	-	(825)	-	(965)	-	-	-	-	(1,790)
Recoveries	276	-	-	-	-	1	22	-	299
Provision for loan losses	237	771	(104)	1,108	326	148	44	(50)	2,480
Balance at end of period	$6,707	$366	$123	$743	$1,180	$217	$13	$450	$9,799

Impairment evaluation
Allowance for loan losses
Individually evaluated	$169	$-	$-	$-	$27	$-	$-	$-	$196
Collectively evaluated	6,538	366	123	743	1,153	217	13	450	9,603
Total allowance for loan losses	$6,707	$366	$123	$743	$1,180	$217	$13	$450	$9,799
Loans
Individually evaluated	$9,903	$-	$-	$303	$2,085	$547	$-	$-	$12,838
Collectively evaluated	417,184	19,346	18,614	39,196	230,911	43,550	911	-	769,712
Total loans	$427,087	$19,346	$18,614	$39,499	$232,996	$44,097	$911	$-	$782,550

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

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2013:

	At or for the year ended December 31, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(2,085)	-	-	(106)	(205)	(109)	(40)	-	(2,545)
Write-downs on loans transferred to HFS	(241)	-	-	-	-	-	-	-	(241)
Recoveries	214	-	-	10	-	1	28	-	253
Provision for loan losses	2,345	(37)	169	(119)	(230)	19	(1)	(135)	2,011
Balance at end of period	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330

Impairment evaluation
Allowance for loan losses
Individually evaluated	$148	$-	$-	$6	$70	$22	$-	$-	$246
Collectively evaluated	6,406	420	227	594	795	138	4	500	9,084
Total allowance for loan losses	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Loans
Individually evaluated	$8,223	$-	$-	$303	$2,215	$461	$-	$-	$11,202
Collectively evaluated	414,606	23,203	10,852	37,469	248,483	43,007	977	-	778,597
Total loans	$422,829	$23,203	$10,852	$37,772	$250,698	$43,468	$977	$-	$789,799

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the three months ended September 30, 2013:

	At or for the three months ended September 30, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,707	$439	$99	$663	$1,169	$200	$9	$500	$9,786
Charge-offs	(162)	-	-	-	(70)	(45)	(9)	-	(286)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	47	-	-	4	-	-	7	-	58
Provision for loan losses	257	12	34	59	59	30	(2)	-	449
Balance at end of period	$6,849	$451	$133	$726	$1,158	$185	$5	$500	$10,007

Impairment evaluation
Allowance for loan losses
Individually evaluated	$113	$-	$-	$-	$78	$-	$-	$-	$191
Collectively evaluated	6,736	451	133	726	1,080	185	5	500	9,816
Total allowance for loan losses	$6,849	$451	$133	$726	$1,158	$185	$5	$500	$10,007
Loans
Individually evaluated	$9,946	$-	$—	$304	$2,790	$753	$-	$-	$13,793
Collectively evaluated	404,333	23,861	5,923	38,408	245,660	42,026	845	-	761,056
Total loans	$414,279	$23,861	$5,923	$38,712	$248,450	$42,779	$845	$-	$774,849

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the nine months ended September 30, 2013:

	At or for the nine months ended September 30, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(750)	-	-	(107)	(183)	(69)	(18)	-	(1,127)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	188	-	-	10	-	1	24	-	223
Provision for loan losses	1,090	(6)	75	8	41	4	(18)	(135)	1,059
Balance at end of period	$6,849	$451	$133	$726	$1,158	$185	$5	$500	$10,007

Impairment evaluation
Allowance for loan losses
Individually evaluated	$113	$-	$-	$-	$78	$-	$-	$-	$191
Collectively evaluated	6,736	451	133	726	1,080	185	5	500	9,816
Total allowance for loan losses	$6,849	$451	$133	$726	$1,158	$185	$5	$500	$10,007
Loans
Individually evaluated	$9,946	$-	$—	$304	$2,790	$753	$-	$-	$13,793
Collectively evaluated	404,333	23,861	5,923	38,408	245,660	42,026	845	-	761,056
Total loans	$414,279	$23,861	$5,923	$38,712	$248,450	$42,779	$845	$-	$774,849

(1) includes commercial lines of credit

Impaired loans at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
Non-accrual loans (1)	$7,287	$6,885
Loans delinquent greater than 90 days and still accruing	429	458
Troubled debt restructured loans	4,763	3,452
Loans less than 90 days and still accruing	359	407
Total impaired loans	$12,838	$11,202

(1)

Non-accrual loans in the table above include TDRs totaling $917,000 at September 30, 2014 and $881,000 at December 31, 2013. Total impaired loans do not include loans held for sale. Loans held for sale include $1.6 million of loans that were on non-accrual status at December 31, 2013. There were no loans held for sale at September 30, 2014.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$11,794	$13,294	$11,121	$12,792
Interest income recognized during impairment	$86	$101	$244	$266
Cash basis interest income recognized	$-	$-	$-	$-

At September 30, 2014, non-performing loans had a principal balance of $7.7 million compared to $7.3 million at December 31, 2013. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $429,000 at September 30, 2014 and $458,000 at December 31, 2013.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	September 30, 2014			December 31, 2013
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$647	$3,545	$4,192	$688	$2,392	$3,080
Residential mortgage	270	1,218	1,488	193	1,060	1,253
Total TDRs	$917	$4,763	$5,680	$881	$3,452	$4,333

The following tables present new TDRs for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	3	$1,199	$1,197	-	$-	$-
Residential mortgage	2	287	287	-	-	-
Total TDRs	5	$1,486	$1,484	-	$-	$-

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	4	$3,377	$3,367	3	$2,371	$2,359
Residential mortgage	4	1,066	1,066	3	1,023	1,017
Total TDRs	8	$4,443	$4,433	6	$3,394	$3,376

The identification of the troubled debt restructured loans described above did not have a significant impact on the allowance for loan losses for the periods presented.

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the nine months ended September 30, 2014 and during the year ended December 31, 2013:

	For the nine months ended September 30, 2014
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	3	$1,197	-	$-	-	$-	1	$2,170	-	$-	4	$3,367
Residential mortgage	-	-	-	-	2	779	-	-	1	200	3	979
Total accruing TDRs	3	$1,197	-	$-	2	$779	1	$2,170	1	$200	7	$4,346

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	1	87	1	87
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	1	$87	1	$87

Total TDRs:
Commercial secured by real estate	3	$1,197	-	$-	-	$-	1	$2,170	-	$-	4	$3,367
Residential mortgage	-	-	-	-	2	779	-	-	2	287	4	1,066
Total TDRs	3	$1,197	-	$-	2	$779	1	$2,170	2	$287	8	$4,433

	Year ended December 31, 2013
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$54	1	$2,194	-	$-	2	$2,248
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total accruing TDRs	-	$-	-	$-	3	$859	2	$2,406	-	$-	5	$3,265

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	2	$165	1	$2,194	-	$-	3	$2,359
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total TDRs	-	$-	-	$-	4	$970	2	$2,406	-	$-	6	$3,376

The following table presents TDRs that defaulted within the nine months ended September 30, 2014 and 2013, where the loan had been modified within twelve months:

	For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	2	$449
Residential mortgage	-	-	-	-
Total	-	$-	2	$449

The defaults that occurred during the periods presented did not have significant impact on the allowance for loan losses. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at September 30, 2014 and December 31, 2013 was an impairment reserve for TDRs in the amount of $196,000 and $127,000, respectively. At September 30, 2014, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at September 30, 2014:

	At September 30, 2014			For the nine months ended September 30, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$3,397	$3,397	$169	$2,387	$109
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	195	195	27	199	6
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$3,592	$3,592	$196	$2,586	$115

Impaired loans with no related allowance
Commercial secured by real estate	$6,506	$8,051	$-	$6,173	$61
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	1,890	2,076	-	1,671	65
Home equity loans and lines of credit	547	653	-	388	3
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$9,246	$11,156	$-	$8,535	$129

Total impaired loans
Commercial secured by real estate	$9,903	$11,448	$169	$8,560	$170
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,085	2,271	27	1,870	71
Home equity loans and lines of credit	547	653	-	388	3
Other consumer loans	-	-	-	-	-
Total impaired loans	$12,838	$14,748	$196	$11,121	$244

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2013:

	At December 31, 2013			For the twelve months ended December 31, 2013
	Recorded Investment (1)(2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,773	$3,234	$148	$2,901	$116
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	60	70	6	60	-
Residential mortgage	618	689	70	660	8
Home equity loans and lines of credit	220	232	22	223	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$3,671	$4,225	$246	$3,844	$124

Impaired loans with no related allowance
Commercial secured by real estate	$5,450	$7,203	$-	$3,738	$88
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	243	306	-	246	-
Residential mortgage	1,597	1,675	-	1,536	69
Home equity loans and lines of credit	241	242	-	157	9
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$7,531	$9,426	$-	$5,677	$166

Total impaired loans
Commercial secured by real estate	$8,223	$10,437	$148	$6,639	$204
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	6	306	-
Residential mortgage	2,215	2,364	70	2,196	77
Home equity loans and lines of credit	461	474	22	380	9
Other consumer loans	-	-	-	-	-
Total impaired loans	$11,202	$13,651	$246	$9,521	$290

(1)	excludes HFS non-accruing loans of $1.6 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at September 30, 2014:

September 30, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$1,814	$470	$-	$2,284	$6,000	$418,803	$427,087
Commercial term loans	-	-	-	-	-	19,346	19,346
Construction	-	-	-	-	-	18,614	18,614
Other commercial	-	-	-	-	303	39,196	39,499
Residential mortgage	838	547	328	1,713	539	230,744	232,996
Home equity loans and lines of credit	118	180	101	399	445	43,253	44,097
Other consumer loans	-	-	-	-	-	911	911
Total	$2,770	$1,197	$429	$4,396	$7,287	$770,867	$782,550

The following table presents loans by past due status at December 31, 2013:

December 31, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$-	$1,272	$-	$1,272	$5,425	$416,132	$422,829
Commercial term loans	-	-	-	-	-	23,203	23,203
Construction	-	-	-	-	-	10,852	10,852
Other commercial	-	-	-	-	303	37,469	37,772
Residential mortgage	504	589	347	1,440	807	248,451	250,698
Home equity loans and lines of credit	392	192	111	695	350	42,423	43,468
Other consumer loans	-	7	-	7	-	970	977
Total	$896	$2,060	$458	$3,414	$6,885	$779,500	$789,799

(1)	excludes HFS non-accruing loans of $1.6 million.

The Company categorizes loans, when the loan is initially underwritten, into risk categories based on relevant information about the ability of borrowers to service their debt. The assessment considers numerous factors including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Annually, this analysis includes all commercial loans with an outstanding balance greater than $250,000. The Company uses the following definitions for risk ratings:

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

Risk Rating 10—These loans have undergone a FASB ASC Topic No. 310 Receivables analysis and are on non-accrual status. For those that have a FASB ASC Topic No. 310 Receivables analysis, no general reserve is allowed. More often than not, those loans in this class with specific reserves have had the reserve placed by Management pending information to complete a FASB ASC Topic No. 310 Receivables analysis. Upon completion of the FASB ASC Topic No. 310 Receivables analysis reserves are adjusted or charged-off.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is monitored by the Bank’s lending officers utilizing daily delinquency reports. On a monthly basis, with respect to determining the adequacy of the allowance for loan losses management reviews a month-end delinquency report for all loans, regardless of loan amount. The payment status of these homogeneous pools at September 30, 2014 and December 31, 2013 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at September 30, 2014 and December 31, 2013 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
September 30, 2014	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Total
	(in thousands)
Commercial secured by real estate	$411,970	$5,766	$1,360	$598	$1,393	$6,000	$427,087
Commercial term loans	19,346	-	-	-	-	-	19,346
Construction	18,614	-	-	-	-	-	18,614
Other commercial	39,196	-	-	-	-	303	39,499
	$489,126	$5,766	$1,360	$598	$1,393	$6,303	$504,546

	Risk Ratings
December 31, 2013	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Total
	(in thousands)
Commercial secured by real estate	$397,398	$10,669	$4,729	$1,809	$2,799	$5,425	$422,829
Commercial term loans	20,899	-	2,304	-	-	-	23,203
Construction	10,852	-	-	-	-	-	10,852
Other commercial	35,859	510	1,100	-	-	303	37,772
	$465,008	$11,179	$8,133	$1,809	$2,799	$5,728	$494,656

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014			Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale
U.S. Government and agency obligations	$-	$43,207	$-	$-	$51,606	$-
Municipal bonds	-	8,696	-	-	6,178	-
Corporate bonds	-	23,229	-	-	13,079	-
CRA Qualified Investment Fund	4,776	-	-	4,700	-	-
Mortgage-backed securities	-	77,382	-	-	81,603	-
Total securities available for sale	$4,776	$152,514	$-	$4,700	$152,466	$-
Interest rate swaps	-	(364)	-	-	-	-
Total measured on a recurring basis	$4,776	$152,150	$-	$4,700	$152,466	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	For the three months ended September 30,
	2014	2013
	(in thousands)
Beginning balance	$-	$4,847
Accretion of discount	-	7
Payments received	-	-
Reduction in Accumulated OTTI on sale	-	-
Realized gain (loss) on sale/redemption	-	-
Unrealized holding gain (loss)	-	864
Other-than-temporary impairment included in earnings	-	-
Ending balance	$-	$5,718

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	For the nine months ended September 30,
	2014	2013
	(in thousands)
Beginning balance	$-	$4,682
Accretion of discount	-	21
Payments received	-	-
Reduction in Accumulated OTTI on sale	-	-
Realized gain (loss) on sale/redemption	-	-
Unrealized holding gain (loss)	-	1,015
Other-than-temporary impairment included in earnings	-	-
Ending balance	$-	$5,718

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014			Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$2,198	$-	$-	$2,255
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other commercial	-	-	303	-	-	297
Residential mortgage	-	-	453	-	-	766
Home equity loans	-	-	221	-	-	198
Total impaired loans	$-	$-	$3,175	$-	$-	$3,516
Other real estate owned:
Commercial	$-	$100	$4,313	$-	$1,505	$3,388
Residential mortgage	-	56	830	-	790	1,766
Total other real estate owned	$-	$156	$5,143	$-	$2,295	$5,154
Loans held for sale	$-	$-	$-	$-	$1,814	$-
Assets held for sale	$-	$-	$-	$-	$10	$-
(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

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

Fair valued impaired loans at September 30, 2014, had a carrying value of $3.2 million. There was no valuation allowance associated with these impaired loans. At December 31, 2013, fair value impaired loans had a carrying value of $3.5 million which were net of a valuation allowance of $119,000. These balances do not include $4.8 million and $3.4 million of impaired loans at September 30, 2014 and December 31, 2013, respectively, that are measured using the discounted cash flow method and are not collateral dependent.

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

	At September 30, 2014
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$18,533	$6,915	$11,618	$-
Interest-bearing time deposits	$9,540	$-	$9,529	$-
Loans receivable, net of allowance	$772,397	$-	$-	$774,307
Investment securities available for sale	$157,290	$4,776	$152,514	$-
Investment securities held to maturity	$17,796	$-	$17,538	$-
FHLB Stock	$6,873	n/a	n/a	n/a
Accrued interest receivable	$3,297	$-	$621	$2,676

Liabilities
Savings deposits	$92,733	$-	$92,733	$-
Checking and money market deposits	$450,333	$90,821	$359,512	$-
Certificates of deposit	$257,800	$-	$258,305	$-
Borrowings	$132,085	$-	$139,316	$-
Accrued interest payable	$123	$-	$123	$-

	At December 31, 2013
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$24,861	$6,940	$17,921	$-
Interest-bearing time deposits	$9,185	$-	$9,185	$-
Loans held for sale	$1,814	$-	$1,814	$-
Loans receivable, net of allowance	$780,127	$-	$-	$791,262
FHLB Stock	$7,747	n/a	n/a	n/a
Accrued interest receivable	$3,235	$-	$615	$2,620

Liabilities
Savings deposits	$96,029	$-	$96,029	$-
Checking and money market deposits	$433,205	$82,488	$350,717	$-
Certificates of deposit	$269,188	$-	$270,371	$-
Borrowings	$143,935	$-	$151,287	$-
Accrued interest payable	$102	$-	$102	$-

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 – OTHER REAL ESTATE OWNED

At September 30, 2014, other real estate owned (OREO) totaled $5.3 million and consisted of nine residential properties and nine commercial properties. At December 31, 2013, OREO totaled $7.4 million and consisted of twenty-three residential properties and eleven commercial properties.

For the three months ended September 30, 2014, the Company sold three residential OREO properties with an aggregate carrying value totaling $448,000. The Company recorded net losses on the sale of OREO of $34,000 in the third quarter of 2014 compared to net gains of $17,000 recorded in the third quarter of 2013. During the current quarter, the Company added two residential properties and one commercial property to OREO with an aggregate carrying value of $1.6 million. For the nine months ended September 30, 2014, the Company recorded net losses on the sale of OREO of $274,000 compared to net gains on the sale of OREO of $57,000 for the nine months ended September 30, 2013.

Expenses applicable to OREO were $195,000 for the three month period ending September 30, 2014, which included OREO valuation write-downs of $21,000, taxes and insurance totaling $72,000, and $102,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $34,000 for the quarter. For the three months ended September 30, 2013, expenses applicable to OREO of $403,000 included OREO valuation write-downs totaling $275,000, taxes and insurance totaling $67,000, and $61,000 of miscellaneous expenses. Net gains on the sale of OREO totaled $17,000 for the quarter. For the nine months ended September 30, 2014, expenses applicable to OREO of $611,000 included OREO valuation write-downs of $121,000, taxes and insurance totaling $228,000, and $262,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $274,000 for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, expenses applicable to OREO of $882,000 included OREO valuation write-downs of $445,000, taxes and insurance totaling $227,000, and $210,000 of miscellaneous expenses. Net gains on the sale of OREO totaled $57,000 for the nine months ended September 30, 2013.

As of the date of this filing, the Company has an agreement of sale for one OREO property with a carrying value of $100,000, although there can be no assurance that this sale will be completed. In addition, from September 30, 2014 until the date of this filing, the Company has sold one residential OREO property with a carrying value of $56,000. No gain or loss was recorded by the Company related to this fourth quarter 2014 sale.

NOTE 7 – DEPOSITS

Deposits are as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
Savings accounts	$92,733	$96,029
Interest-bearing checking and money market deposits (1)	359,512	350,717
Non-interest bearing checking	90,821	82,488
Certificates of deposit of less than $100,000	113,978	113,123
Certificates of deposit of $100,000 or more	143,822	156,065
Total deposits	$800,866	$798,422

(1)	Includes municipal deposit accounts totaling $81.9 million, or 10.2% of total deposits at September 30, 2014 and $88.9 million, or 11.1% of total deposits at December 31, 2013.

NOTE 8 – BORROWINGS

The Bank’s FHLB borrowings totaled $122.1 million and $134.0 million at September 30, 2014 and December 31, 2013, respectively, and repurchase agreements totaled $9.9 million for both periods.

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Bank’s variable rate borrowings. The interest rate swap on the variable rate borrowing was designated as a cash flow hedge and was a negotiated over the counter contract. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The unrealized holding loss on the interest rate swap was $85,000 and $364,000 for the three and nine months ended September 30, 2014, respectively. There was no reclassification from other comprehensive to interest income nor the ineffective portion through non-interest income for the three and nine months ended September 30, 2014. The contract was entered into by the Bank with a counterparty, and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.

The Bank is exposed to credit-related losses in the event of non-performance by the counterparties to the agreements. The Bank controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. The Bank only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during and at period end.

At September 30, 2014, the Bank had a forecasted interest rate swap agreement to receive from the counterparty at 1 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.368% on a notional amount of $19.0 million. The effective date of the transaction is May 17, 2017 and the maturity date is May 17, 2023. Beginning May 17, 2014, for the first three years, no cash flows will be exchanged and for the following seven years the Bank will pay a fixed interest rate of 3.368% and the counterparty will pay the Bank 1 month LIBOR. The hedging strategy converts the LIBOR based floating interest on a certain FHLB advance to a fixed interest rate, thereby protecting the Bank from floating interest rate variability. The following table presents information regarding our derivative financial instrument at September 30, 2014. The Bank had no derivative financial instruments at December 31, 2013.

	At September 30, 2014
	Notional Amount	Fair Value
	(in thousands)
Derivatives
Interest rate swap	$19,000	$(364)

NOTE 10 – INCOME TAXES

For the three months ended September 30, 2014, the Company recorded a net tax expense of $1.0 million compared to a net tax expense of $1.4 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recorded a net tax expense of $3.6 million compared to a net tax expense of $3.3 million for the nine months ended September 30, 2013.

For more information about our income taxes, read Note 11, “Income Taxes,” in our 2013 Annual Report to Shareholders.

NOTE 11 – STOCK BENEFIT PLAN

The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs), and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Generally, stock options are granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. Under the plan, 1,331,352 stock options are available to be issued. Forfeited options are returned to the plan and are available for issuance. As of September 30, 2014, 937,450 options were issued and 571,212 options were available for issuance.

During the first nine months of 2014, the Company issued 20,000 incentive stock options to certain employees at a grant price ranging from $10.13 per share to $10.67 per share. During the first nine months of 2013, the Company issued 20,000 incentive stock options to certain employees at a grant price ranging from $8.93 per share to $9.19 per share. In addition, during the first nine months of 2013, the Company issued 8,850 non-qualified options to certain directors at a grant price of $9.04 per share.

Stock option activity for the nine months ended September 30, 2014 and 2013 was as follows:

	For the nine months ended September 30,
	2014			2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (in years)	Options	Price	Life (in years)
Outstanding at January 1	710,960	$7.64		711,290	$7.54
Granted	20,000	$10.40		28,850	$9.05
Forfeited	(16,000)	$7.27		(16,000)	$9.35
Exercised	(18,000)	$7.40		(8,000)	$7.28
Outstanding at September 30	696,960	$7.81	6.2	716,140	$7.66	6.9
Exercisable at September 30	488,258	$7.54	5.8	387,574	$7.50	6.8

Aggregate Intrinsic Value at September 30	$921,600			$643,800

(1)	Expected forfeitures are immaterial.

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

	For the three months ended September 30,		For the nine months ended September 30,
Assumption	2014	2013	2014	2013
Expected average risk-free interest rate	1.95%	2.01%	1.99%	1.73%
Expected average life (in years)	6.5	6.5	6.5	6.5
Expected volatility	36.64%	39.14%	36.98%	39.53%
Expected dividend yield	2.47%	2.25%	2.41%	2.24%
Weighted average per share fair value	$2.95	$2.91	$3.08	$2.88

Restricted stock activity for the nine months ended September 30, 2014 and 2013 was as follows:

	For the nine months ended September 30,
	2014		2013
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	7,425	$8.44	4,950	$7.68
Granted	-	$-	4,125	$9.04
Vested	(2,475)	$8.13	(1,650)	$7.68
Forfeited	-	$-	-	$-
Non-vested at September 30	4,950	$8.59	7,425	$7.68

At September, 2014, unrecognized compensation costs on stock options and restricted stock awards was $663,000 which will be amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense and related tax effects recognized in connection with stock options and restricted stock awards for the three and nine months ended September 30, 2014 and 2013 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$110	$98	$343	$336
Restricted common stock	5	4	16	11
Total compensation expense	115	102	359	347
Tax benefit	3	2	7	7
Net income effect	$112	$100	$240	$340

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

As of September 30, 2014, options to purchase 696,960 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of September 30, 2013, options to purchase 716,140 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 7,425 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. The following is the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except share data)		(in thousands, except share data)
Net income	$1,703	$1,904	$5,763	$4,999
Weighted average shares outstanding	10,765,209	11,612,431	10,957,768	12,128,458
Basic earnings per share	$0.16	$0.16	$0.53	$0.41
Diluted weighted average shares outstanding	10,889,781	11,666,535	11,089,421	12,182,683
Diluted earnings per share	$0.15	$0.16	$0.52	$0.41

NOTE 13 – REGULATORY MATTERS

As of September 30, 2014, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank’s capital ratios at September 30, 2014 were as follows: Tier I risk based capital 13.03%; Total risk based capital 14.28%; Tier I leverage ratio 9.60%.

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the three months ended September 30, 2014 and 2013:

	Balance at June 30, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended September 30, 2014	Balance at September 30, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,198)	$(279)	$(80)	$17	$(342)	$(1,540)
Net unrealized holding gain (loss) on interest rate swap	(168)	(51)	-	-	(51)	(219)

Accumulated other comprehensive income (loss) net of tax	$(1,366)	$(330)	$(80)	$17	$(393)	$(1,759)

	Balance at June 30, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended September 30, 2013	Balance at September 30, 2013
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(3,616)	$(70)	$-	$-	$(70)	$(3,686)
Accumulated other comprehensive income (loss) net of tax	$(3,616)	$(70)	$-	$-	$(70)	$(3,686)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the nine months ended September 30, 2014 and 2013:

	Balance at December 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Nine Months Ended September 30, 2014	Balance at September 30, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(2,951)	$1,456	$(126)	$81	$1,411	$(1,540)
Increase in fair value of AFS securities sold	-	1,135	(1,135)	-	-	-
Net unrealized holding gain (loss) on interest rate swap	-	(219)	-	-	(219)	(219)

Accumulated other comprehensive income (loss) net of tax	$(2,951)	$2,372	$(1,261)	$81	$1,192	$(1,759)

	Balance at December 31, 2012	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Nine Months Ended September 30, 2013	Balance at September 30, 2013
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(679)	$(2,833)	$(174)	$-	$(3,007)	$(3,696)

Accumulated other comprehensive income (loss) net of tax	$(679)	$(2,833)	$(174)	$-	$(3,007)	$(3,696)

The following represents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		Affected Line Item in Statements of Income
	2014	2013
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$133	$-	Gain (loss) on sale of investment securities, net
Previously unrealized loss on AFS securities transferred to HTM	-	-	Previously unrealized gain or loss
Income tax expense	(53)	-	Income taxes
Total reclassifications net of tax	$80	$-

	For the nine months ended September 30,		Affected Line Item in Statements of Income
	2014	2013
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$2,100	$290	Gain (loss) on sale of investment securities, net
Previously unrealized loss on AFS securities transferred to HTM	-	-	Previously unrealized gain or loss
Income tax expense	(839)	(116)	Income taxes
Total reclassifications net of tax	$1,261	$174

NOTE 15 – PENDING ACQUISITION

On September 18, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Colonial Financial Services, Inc. (“Colonial”) (NASDAQ: “COBK”). The Agreement provides that, upon the terms and subject to the conditions set forth therein, Colonial will merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Upon consummation of the transaction, Colonial Bank, FSB (“Colonial Bank”), a wholly-owned subsidiary of Colonial, will merge with and into Cape Bank, with Cape Bank continuing as the surviving Bank. Under the Agreement, each shareholder of Colonial, subject to potential adjustments at closing, will be entitled to elect to receive either $14.50 per share in cash or 1.412 shares of Cape Bancorp’s common stock, subject to 50% of the shares being exchanged for stock and 50% for cash. Based on Cape Bancorp’s stock price of $10.06, as of September 9, 2014, the transaction is valued at approximately $55.0 million. The transaction is subject to receipt of Colonial shareholder approval, Cape Bancorp shareholder approval and customary regulatory approvals. The Company expects the transaction to close in the first half of 2015. At closing, two current members of the Colonial Board of Directors, Mr. Gregory J. Facemyer and Hugh J. McCaffrey will be added to the Boards of Directors of Cape and Cape Bank. For additional information on the pending acquisition of Colonial, please refer to the Company’s Form 8K filed with the Securities and Exchange Commission on September 11, 2014.

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

On September 10, 2014, the Company entered into an agreement and plan of merger to acquire Colonial Financial Services, Inc. (“Colonial”), the parent company of Colonial Bank, FSB. The transaction is subject to receipt of Colonial shareholder approval, Cape Bancorp shareholder approval and customary regulatory approvals. The transaction is expected to close in the first half of 2015. For additional information on the pending acquisition of Colonial, please refer to the Company’s Form 8K filed with the Securities and Exchange Commission on September 11, 2014.

At September 30, 2014, the Company had total assets of $1.082 billion compared to $1.093 billion at December 31, 2013. For the three months ended September 30, 2014 and 2013, the Company had total revenues (interest income plus non-interest income) of $11.5 million and $12.5 million, respectively. Net income for the three months ended September 30, 2014 totaled $1.7 million or $0.16 per common share and $0.15 per fully diluted share, compared to net income of $1.9 million, or $0.16 per common and fully diluted share, for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, the Company had total revenues (interest income plus non-interest income) of $36.1 million and $36.0 million, respectively. Net income for the nine months ended September 30, 2014 totaled $5.8 million, or $0.53 per common share and $0.52 per fully diluted share, compared to net income of $5.0 million, or $0.41 per common and fully diluted share, for the nine months ended September 30, 2013.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2013, and through the nine months ended September 30, 2014, the Bank experienced a significant decrease in its level of non-performing assets and made progress in improving its credit quality ratios. At September 30, 2014, non-performing loans as a percentage of total gross loans totaled 0.99% compared to 0.93% of total gross loans at December 31, 2013 and 1.26% of total gross loans at September 30, 2013. The Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at September 30, 2014 was 16%, a significant improvement from 26% at December 31, 2013. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 1.20% at September 30, 2014 from 1.35% at December 31, 2013. For the periods ended, and as of, September 30, 2014 and December 31, 2013, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total gross loans increased to 1.25% at September 30, 2014, from 1.18% at December 31, 2013, while the ratio of our allowance for loan losses to non-performing loans was 127.00% at September 30, 2014 compared to 127.05% at December 31, 2013. For the three months ended September 30, 2014, loan charge-offs totaled $103,000 compared to loan charge-offs of $286,000 for the three months ended September 30, 2013. Of the $103,000 of loan charge-offs during the third quarter of 2014, none of these were fully reserved for as of December 31, 2013. Our total loan portfolio decreased from $789.5 million at December 31, 2013 to $782.2 million at September 30, 2014 resulting from a decrease in residential mortgage loans totaling $15.0 million, partially offset by increases in commercial loans of $7.2 million and consumer loans of $560,000. Commercial loan closings during the first nine months of 2014 more than offset the transfer of $5.3 million of classified commercial loans to loans held for sale, charge-offs and write-downs of loans transferred to loans held for sale totaling $2.3 million, normal amortizations, and several large early payoffs (including the payoff of a $6.5 million classified loan relationship). The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013. At September 30, 2014, 91.6% of our loan portfolio was secured by real estate and 63.0% of our portfolio was commercial related loans. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs of our customers.

Total deposits increased $2.5 million from $798.4 million at December 31, 2013 to $800.9 million at September 30, 2014 primarily resulting from increases of $13.8 million in interest-bearing checking accounts and $9.5 million in non-interest bearing checking accounts partially offset by an $11.4 million decrease in certificates of deposit, a decrease in money market accounts of $5.0 million and a $3.3 million decrease in savings accounts. We also maintain an investment portfolio.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial loans.

2014 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 9.3% and 6.3%, respectively, as of August 2014, an improvement from 2013 levels of 11.1% and 8.0%, respectively. The number of residential building permits issued and values decreased in both Atlantic and Cape May County from August 2013 to August 2014. Median sale prices of single-family homes sold during the twelve month periods ended September 2014 and 2013 increased 9.6% in Cape May County while Atlantic County decreased 4.8%. The number of homes sold during those same periods increased 1.7% for Cape May County, but decreased 3.6% for Atlantic County. The number of new listings increased 16.5% in Atlantic County and 1.6% in Cape May County.

During 2013, and continuing through the third quarter of 2014, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2014 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed on expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

During the remainder of 2014, Cape Bank will continue to focus on the following initiatives:

•	Core deposit gathering, both retail and commercial

•	Continue building commercial loan relationships

•	Continue efforts to effectively manage the Bank’s capital

•	Build core earnings

•	Continue efforts to reduce non-performing assets

•	Effectively utilize new core processors functionality with an emphasis on digital delivery

•	Continue preparing for the Colonial acquisition

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

Continue building commercial loan relationships:

Cape Bank has had good success in building strong commercial loan relationships during the past several years. This has been the result of building a seasoned group of professional and knowledgeable staff combined with market driven products. The Company’s expansion into Burlington County in 2010 and the Philadelphia metro market in 2013 has produced better than anticipated results. In the third quarter of 2014, we created a Commercial Real Estate lending team operating out of our Radnor MDO primarily serving the Philadelphia metro market. Efforts will be made to continue to attract quality commercial lending staff as well as maximizing the efforts of the existing staff, while remaining flexible with product structure to adapt to market conditions.

Continue efforts to effectively manage the Company’s capital:

Despite the Company’s problems with credit since the recession, we were able to maintain a strong capital position. With troubled assets posing a reduced concern, the Company reassessed the level of capital and believed a continued active management of capital would be appropriate. The Company began paying a quarterly cash dividend in the fourth quarter of 2012 and increased that dividend from $.05 per share to $.06 per share in the fourth quarter of 2013. Additionally, during 2013, the Company completed two 5% stock buyback programs and announced a third 5% buyback program in December 2013. On September 2, 2014, the third stock buyback program was completed. The average repurchase price for the three stock buyback programs was $9.67 per share.

On January 20, 2014, the Company declared a $0.06 per common share cash dividend to shareholders of record on February 3, 2014. The dividend was paid on February 17, 2014. On April 28, 2014, the Company declared a $0.06 per common share cash dividend to shareholders of record on May 12, 2014. The dividend was paid on May 26, 2014. On July 21, 2014, the Company declared a $0.06 per share cash dividend to shareholders of record as of the close of business on August 8, 2014. The dividend was paid on August 18, 2014. And, on October 20, 2014, the Company declared a cash dividend of $0.06 per common share to shareholders of record as of the close of business November 3, 2014. The dividend is expected to be paid on or about November 18, 2014.

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

Continue efforts to reduce non-performing assets:

Management was able to reduce the level of non-performing assets during 2013 and through the third quarter of 2014 and believes that continued efforts to reduce them further will provide value to the shareholders. Several of the larger troubled credits have moved to OREO as the Bank attempts to move these properties promptly. This area will continue to receive attention during the remainder of 2014.

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

Continue preparing for the Colonial acquisition:

Management expects that merger teams will spend much of the remainder of the year planning for the pending acquisition of Colonial and the subsequent core system integration. The transaction is subject to receipt of Colonial shareholder approval, Cape Bancorp shareholder approval and customary regulatory approvals. The transaction is expected to close in the first half of 2015.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

At September 30, 2014, the Company’s total assets were $1.082 billion, a decrease of $11.1 million, or 0.11%, from the December 31, 2013 level of $1.093 billion.

Cash and cash equivalents decreased $6.4million, or 25.45%, to $18.5 million at September 30, 2014 from $24.9 million at December 31, 2013.

Interest-bearing time deposits increased $355,000, or 3.86%, from $9.2 million at December 31, 2013 to $9.5 million at September 30, 2014. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans decreased to $782.2 million at September 30, 2014 from $789.5 million at December 31, 2013, a decrease of $7.3 million, or 0.92%. Net loans decreased $7.7 million, net of an increase in the allowance for loan losses of $469,000, resulting from decreases in residential mortgage loans totaling $15.0 million, partially offset by increases in commercial loans of $7.2 million and consumer loans of $560,000. Commercial loan closings during the first nine months more than offset the transfer of $5.3 million of classified commercial loans to loans held for sale, charge-offs and write-downs of loans transferred to loans held for sale totaling $2.3 million, normal amortizations, and several large early payoffs, including the payoff of a $6.5 million classified loan relationship in the first quarter. The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013. Delinquent loans increased $1.4 million to $11.2 million, or 1.43% of total gross loans, at September 30, 2014 from $9.8 million, or 1.24% of total gross loans at December 31, 2013. Total delinquent loans by portfolio at September 30, 2014 were $7.9 million of commercial mortgage and $303,000 commercial business loans, $2.2 million of residential mortgage loans and $844,000 of home equity loans.   At September 30, 2014, delinquent loan balances by number of days delinquent were: 31 to 59 days – $2.8 million; 60 to 89 days – $1.2 million; and 90 days and greater – $7.2 million.

At September 30, 2014, the Company had $7.7 million in non-performing loans, or 0.99% of total gross loans, an increase of $373,000 from $7.3 million, or 0.93% of total gross loans at December 31, 2013. Non-performing loans do not include loans held for sale. Loans held for sale included $1.6 million of loans that were on non-accrual status at December 31, 2013. There were no loans held for sale at September 30, 2014.  At September 30, 2014, non-performing loans by loan portfolio category were as follows: $6.0 million of commercial loans, $867,000 of residential mortgage loans, $303,000 of commercial business loans and $546,000 of consumer loans.  Of these stated delinquencies, the Company had $429,000 of loans that were 90 days or more delinquent and still accruing (5 residential mortgage loans for $328,000 and 4 consumer loans for $101,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At September 30, 2014, commercial non-performing loans had collateral type concentrations of $440,000 (2 loans or 7%) secured by commercial buildings and equipment, $916,000 (6 loans or 15%) secured by residential related commercial loans, $1.0 million (3 loans or 16%) secured by restaurant properties, $759,000 (3 loans or 12%) secured by land and building lots, and $3.2 million (6 loans or 50%) secured by retail stores.  The three largest commercial non-performing loan relationships are $1.8 million, $710,000 and $666,000.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified. For the remainder of 2014, we anticipate problem assets to remain relatively unchanged. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities increased $8.8 million, or 5.30%, to $175.1 million at September 30, 2014 from $166.3 million at December 31, 2013. At September 30, 2014, AFS securities totaled $157.3 million and HTM securities totaled $17.8 million. At December 31, 2013, AFS securities totaled $157.2 million and HTM securities totaled $9.1 million. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified $7.6 million of its AFS securities as HTM, as these securities may be particularly susceptible to changes in fair value in the near term, as a result of market volatility. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation securities (“CDOs”) with a book value of zero, resulting in $1.9 million gain.

Other real estate owned (“OREO”) decreased $2.1 million from $7.4 million at December 31, 2013 to $5.3 million at September 30, 2014, and consisted at September 30, 2014 of nine commercial properties and nine residential properties (including five building lots). During the quarter ended September 30, 2014, the Company added one commercial property and two residential properties to OREO with an aggregate carrying value of $1.6 million. In addition, three residential OREO properties with an aggregate carrying value totaling $448,000 were sold during the quarter ended September 30, 2014 with recognized net losses on the sale of OREO totaling $34,000. As of the date of this filing, the Company has agreements of sale for two OREO properties with an aggregate carrying value totaling $156,000, although there can be no assurance that these sales will be completed.

Total deposits increased $2.5 million, or 0.31%, from $798.4 million at December 31, 2013 to $800.9 million at September 30, 2014 primarily resulting from increases in interest-bearing checking accounts of $13.8 million and non-interest bearing accounts of $8.4 million while certificates of deposit decreased $11.4 million, money market deposits decreased $5.0 million and savings accounts decreased $3.3 million. Interest-bearing checking accounts increased $13.8 million, or 6.51%, to $225.4 million at September 30, 2014 from $211.6 million at December 31, 2013. Non-interesting bearing accounts totaled $90.8 million at September 30, 2014, an increase of $8.3 million, or 10.10%, from the December 31, 2013 total of $82.5 million. At September 30, 2014, certificates of deposit totaled $257.8 million, a decrease of $11.4 million, or 4.23%, from the December 31, 2013 total of $269.2 million. Money market accounts decreased $5.0 million, or 3.58%, to $134.1 million at September 30, 2014 from $139.1 million at December 31, 2013.

Borrowings decreased $11.8 million, or 8.23%, from $143.9 million at December 31, 2013 to $132.1 million at September 30, 2014.

Cape Bancorp’s total equity decreased $563,000, or 0.40%, to $139.9 million at September 30, 2014 from $140.4 million at December 31, 2013 primarily resulting from a net increase of $3.6 million in retained earnings (earnings less dividends declared), an improvement of $1.1 million in the accumulated other comprehensive loss, and increases in paid-in-capital and unearned ESOP shares totaling $651,000. These increases were offset by a $6.0 million decrease related to the Company’s stock repurchase program. Tangible equity to tangible assets increased to 11.04% at September 30, 2014 compared to 10.99% at December 31, 2013. At September 30, 2014, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Tier I Risk-Based Capital and Total Risk-Based Capital were 9.60%, 13.03% and 14.28%, respectively, all of which exceed well capitalized status.

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

	For the three months ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$20,901	$25	0.47%	$23,074	$25	0.43%
Investments	184,982	882	1.91%	178,031	980	2.20%
Loans	779,791	9,241	4.70%	752,806	9,284	4.89%
Total interest-earning assets	985,674	10,148	4.08%	953,911	10,289	4.28%
Noninterest-earning assets	104,641			105,706
Allowance for loan losses	(9,700)			(9,891)
Total assets	$1,080,615			$1,049,726

Liabilities and Stockholders' Equity
Interest-bearing checking accounts	$221,987	102	0.18%	$204,174	100	0.19%
Savings accounts	93,982	13	0.05%	97,503	18	0.07%
Money market accounts	134,872	103	0.30%	158,310	63	0.16%
Certificates of deposit	263,282	516	0.78%	248,157	532	0.85%
Borrowings	124,962	625	1.98%	97,237	561	2.29%
Total interest-bearing liabilities	839,085	1,359	0.64%	805,381	1,274	0.63%
Noninterest-bearing deposits	92,628			96,000
Other liabilities	8,088			6,197
Total liabilities	939,801			907,578
Stockholders' equity	140,814			142,148
Total liabilities and stockholders' equity	$1,080,615			$1,049,726
Net interest income		$8,789			$9,015
Net interest spread			3.44%			3.65%
Net interest margin			3.54%			3.75%
Net interest income and margin (tax equivalent basis) (1)		$8,837	3.56%		$9,075	3.77%
Ratio of average interest-earning assets to average interest bearing liabilities	117.47%			118.44%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $48,000, and $63,000 for the three month period ended September 30, 2014 and 2013, respectively. The average yield on investments increased to 2.01% from 1.91% for the three month period ended September 30, 2014 and increased to 2.34% from 2.20% for the three month period ended September 30, 2013.

	For the nine months ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)
Assets
Interest-earning deposits	$22,698	$73	0.43%	$24,227	$79	0.44%
Investments	183,217	2,679	1.95%	177,273	2,920	2.20%
Loans	785,937	27,864	4.74%	738,281	27,491	4.98%
Total interest-earning assets	991,852	30,616	4.13%	939,781	30,490	4.34%
Noninterest-earning assets	104,982			108,070
Allowance for loan losses	(9,606)			(9,850)
Total assets	$1,087,228			$1,038,001

Liabilities and Stockholders' Equity
Interest-bearing checking accounts	$216,600	295	0.18%	$198,421	334	0.23%
Savings accounts	94,905	40	0.06%	96,773	50	0.07%
Money market accounts	135,943	238	0.23%	164,881	219	0.18%
Certificates of deposit	268,482	1,423	0.71%	237,931	1,736	0.98%
Borrowings	136,482	1,835	1.80%	96,476	1,726	2.39%
Total interest-bearing liabilities	852,412	3,831	0.60%	794,482	4,065	0.68%
Noninterest-bearing deposits	85,767			89,579
Other liabilities	7,493			6,079
Total liabilities	945,672			890,140
Stockholders' equity	141,556			147,861
Total liabilities and stockholders' equity	$1,087,228			$1,038,001
Net interest income		$26,785			$26,425
Net interest spread			3.53%			3.66%
Net interest margin			3.61%			3.76%
Net interest income and margin (tax equivalent basis) (1)		$26,923	3.63%		$26,627	3.79%
Ratio of average interest-earning assets to average interest bearing liabilities	116.36%			118.29%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $138,000, and $202,000 for the nine month period ended September 30, 2014 and 2013, respectively. The average yield on investments increased to 2.05% from 1.95% for the nine month period ended September 30, 2014 and increased to 2.35% from 2.20% for the nine month period ended September 30, 2013.

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

	For the three months ended September 30, 2014 compared to the three months ended September 30, 2013
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
	(in thousands)
Interest Earning Assets
Interest-earning deposits	$(2)	$2	$0
Investments	33	(131)	(98)
Loans	327	(370)	(43)
Total interest income	358	(499)	(141)

Interest-Bearing Liabilities
Interest-bearing demand accounts	8	(6)	2
Savings accounts	(1)	(4)	(5)
Money market accounts	(10)	50	40
Certificates of deposit	32	(48)	(16)
Borrowings	146	(82)	64
Total interest expense	175	(90)	85

Total net interest income	$183	$(409)	$(226)

	For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Ra te	Change
	(in thousands)
Interest Earning Assets
Interest-earning deposits	$(4)	$(2)	$(6)
Investments	87	(328)	(241)
Loans	1,725	(1,352)	373
Total interest income	1,808	(1,682)	126

Interest-Bearing Liabilities
Interest-bearing demand accounts	29	(68)	(39)
Savings accounts	(1)	(9)	(10)
Money market accounts	(43)	62	19
Certificates of deposit	203	(516)	(313)
Borrowings	605	(496)	109
Total interest expense	793	(1,027)	(234)

Total net interest income	$1,015	$(655)	$360

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2014 and 2013

General. Net income for the three months ended September 30, 2014 was $1.7 million, or $0.16 per common share and $0.15 per fully diluted share, compared to net income of $1.9 million, or $0.16 per common and fully diluted share for the three months ended September 30, 2013. The loan loss provision for the three months ended September 30, 2014 totaled $153,000 compared to $449,000 for the third quarter of 2013. Net interest income decreased $226,000 to $8.8 million in the third quarter of 2014 from $9.0 million in the third quarter of 2013. The net interest margin decreased 21 basis points from 3.75% for the quarter ended September 30, 2013 to 3.54% for the quarter ended September 30, 2014. Net gains on the sales of loans totaled $179,000 for the three months ended September 30, 2014 compared to $346,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $25,000, while net gains on the sale of residential loans declined $192,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. The third quarter of 2014 included net gains on sales of investment securities of $133,000 compared to no gains for the same period in 2013. Salaries and employee benefits totaled $3.6 million for the third quarter of 2014, a decrease of $245,000 from the third quarter 2013 of $3.9 million. Professional services totaled $538,000 for the third quarter of 2014 compared to $182,000 for the third quarter of 2013. The third quarter of 2014 included expenses related to the pending Colonial merger in the amount of $386,000, or $0.02 per fully diluted share.

For the nine months ended September 30, 2014, net income totaled $5.8 million, or $0.53 per common share and $0.52 per fully diluted share, compared to net income of $5.0 million, or $0.41 per common and fully diluted share, for the nine months ended September 30, 2013. The loan loss provision for the nine months ended September 30, 2014 totaled $2.5 million compared to $1.1 million for the nine months ended September 30, 2013. Net interest income increased $360,000 to $26.8 million for the nine months ended September 30, 2014 from $26.4 million for the nine months ended September 30, 2013. The net interest margin decreased 15 basis points from 3.76% for the nine months ended September 30, 2013 to 3.61% for the nine months ended September 30, 2014. The nine months ended September 30, 2014 included net gains on sales of investment securities of $2.1 million compared to $290,000 for the same period in 2013. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sales of loans totaled $424,000 for the nine months ended September 30, 2014 compared to $929,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $162,000, while net gains on the sale of residential loans declined $667,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. Other operating income totaled $397,000 for the nine months ended September 30, 2014, a decrease of $382,000 from the nine months ended September 30, 2013 total of $779,000. The nine months ended September 30, 2014 included life insurance proceeds totaling $195,000 from bank owned life insurance. The three and nine months ended September 30, 2013 included a gain on the sale of a parcel of land, previously classified as assets held for sale, in the amount of $569,000. The nine months ended September 30, 2013 included an $83,000 write-down on an asset held for sale. In addition, the three and nine month periods of 2013 included fee income on loans sold to correspondents of $32,000 and $114,000, respectively. As a result of the Company’s decision to exit the residential mortgage origination business effective December 31, 2013, the 2014 three and nine month periods do not include this fee income.

Interest Income. Interest income decreased $141,000, or 1.37%, to $10.1 million for the three months ended September 30, 2014, from $10.3 million for the three months ended September 30, 2013. The decrease consists of a $43,000 decrease in interest income on loans and a $98,000 decrease in interest income on investment securities. Average loan balances for the three month period ended September 30, 2014 increased $27.0 million, or 3.58%, to $779.8 million from $752.8 million for the three month period ended September 30, 2013. The average yield on the loan portfolio declined 19 basis points to 4.70% for the three months ended September 30, 2014 from 4.89% for the three months ended September 30, 2013, reflecting a lower interest rate environment. The average balance of the investment portfolio increased $7.0 million, or 3.90%, to $185.0 million for the three month period ended September 30, 2014 from $178.0 million for the three month period ended September 30, 2013. The average yield on the investment portfolio decreased 29 basis points to 1.91% for the three months ended September 30, 2014 from 2.20% for the three months ended September 30, 2013. The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates.

For the nine months ended September 30, 2014, interest income totaled $30.6 million, an increase of $126,000, or 0.41%, from the nine months ended September 30, 2013 total of $30.5 million. The increase consists of a $373,000 increase in interest income on loans, partially offset by a $247,000 decrease in interest income on investment securities. Average loan balances for the nine month period ended September 30, 2014 increased $47.6 million, or 6.45%, to $785.9 million from $738.3 million for the nine month period ended September 30, 2013. The average yield on the loan portfolio declined 24 basis points to 4.74% for the nine months ended September 30, 2014 from 4.98% for the nine months ended September 30, 2013, reflecting a lower interest rate environment. The average balance of the investment portfolio increased $5.9 million, or 3.35%, to $183.2 million for the nine month period ended September 30, 2014 from $177.3 million for the nine month period ended September 30, 2013. The average yield on the investment portfolio decreased 25 basis points to 1.95% for the nine months ended September 30, 2014 from 2.20% for the nine months ended September 30, 2013.

Interest Expense. Interest expense increased $85,000, or 6.67%, to $1.36 million for the three months ended September 30, 2014, from $1.26 million for the three months ended September 30, 2013. The increase resulted primarily from higher interest rates paid on money market accounts. The average rate paid on money market accounts increased 14 basis points to 0.30% for the three months ended September 30, 2014 from 0.16% for the three months ended September 30, 2013 while the average balance of money market accounts decreased $23.4 million during the same period. The average rate paid on certificates of deposit decreased 7 basis points to 0.78% for the three months ended September 30, 2014 from 0.85% for the three months ended September 30, 2013 while the average balance of certificates of deposit increased $15.1 million, or 6.09%, to $263.3 million from $248.2 million for the same period. The average rate paid on interest-bearing checking accounts declined 1 basis point during the same period while the average balance increased $17.8 million and the average rate paid on savings accounts declined 2 basis points during the same period while the average balance decreased $3.5 million. The average balance of borrowings increased $27.7 million, or 28.51%, to $124.9 million for the three months ended September 30, 2014 from $97.2 million for the three months ended September 30, 2013, and the average cost of borrowings declined 31 basis points from 2.29% for the three months ended September 30, 2013 to 1.98% for the three months ended September 30, 2014. The increase in the average borrowings balance reflects the increased funding needs resulting from the increase in the average loan volume of $27.0 million.

For the nine months ended September 30, 2014, interest expense decreased $234,000, or 5.76%, to $3.83 million for the nine months ended September 30, 2014, from $4.06 million for the nine months ended September 30, 2013. The decrease resulted primarily from lower interest rates being paid on certificates of deposit and interest-bearing checking accounts. The average rate paid on certificates of deposit decreased 27 basis points to 0.71% for the nine months ended September 30, 2014 from 0.98% for the nine months ended September 30, 2013 while the average balance of certificates of deposit increased $30.6 million, or 12.84%, to $268.5 million from $237.9 million for the same period. The average rate paid on interest-bearing checking accounts declined 5 basis points during the same period while the average balance increased $18.2 million. The average rate paid on money market accounts increased 5 basis points to 0.23% for the nine months ended September 30, 2014 from 0.18% for the same nine month period in 2013 while the average balance of money market accounts declined $28.9 million during the same period. The average rate paid on savings accounts declined 1 basis point during the same period while the average balance decreased $1.9 million. The average balance of borrowings increased $40.0 million, or 41.47%, to $136.5 million for the nine months ended September 30, 2014 from $96.5 million for the nine months ended September 30, 2013, and the average cost of borrowings declined 59 basis points from 2.39% for the nine months ended September 30, 2013 to 1.80% for the nine months ended September 30, 2014. The increase in the average borrowings balance reflects the increased funding needs resulting from the increase in the average loan volume of $47.7 million.

Net Interest Income.   Net interest income decreased $226,000, or 2.51%, to $8.8 million for the three months ended September 30, 2014, from $9.0 million for the three months ended September 30, 2013. The net interest margin decreased 21 basis points from 3.75% for the quarter ended September 30, 2013 to 3.54% for the quarter ended September 30, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 117.47% for the three months ended September 30, 2014, from 118.44% for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, net interest income increased $360,000, or 1.36%, to $26.8 million for the nine months ended September 30, 2014, from $26.4 million for the nine months ended September 30, 2013. The net interest margin decreased 15 basis points from 3.76% for the nine months ended September 30, 2013 to 3.61% for the nine months ended September 30, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 116.36% for the nine months ended September 30, 2014, from 118.29% for the nine months ended September 30, 2013.

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

The Company recorded a provision for loan losses of $153,000 for the three months ended September 30, 2014 compared to $449,000 for the three months ended September 30, 2013. Loan charge-offs for the three months ended September 30, 2014 totaled $103,000 compared to loan charge-offs of $286,000 for the third quarter of 2013. Loan loss recoveries for the three months ended September 30, 2014 were $19,000 compared to $58,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the loan loss provision totaled $2.5 million compared to $1.1 million for the nine months ended September 30, 2013. Loan charge-offs and write-downs on loans transferred to held for sale, totaled $2.3 million for the nine months ended September 30, 2014 compared to $1.1 million for the nine months ended September 30, 2013. Loan loss recoveries for the nine months ended September 30, 2014 were $299,000 compared to $223,000 for the nine months ended September 30, 2013. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) totaled 127.00% at September 30, 2014, a slight decrease from 127.05% at December 31, 2013 and a significant increase from 102.37% at September 30, 2013. The amount of non-performing loans for which the full loss has been charged-off to total gross loans is 0.16%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 16.20%.

The allowance for loan losses increased $469,000, or 5.03%, to $9.8 million at September 30, 2014, from $9.3 million at December 31, 2013. The ratio of our allowance for loan losses to total loans increased to 1.24% at September 30, 2014 from 1.18% of total loans at December 31, 2013. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at September 30, 2014 was an impairment reserve for TDRs in the amount of $196,000 compared to $127,000 at December 31, 2013.

Non-Interest Income. Non-interest income decreased $902,000, or 40.58%, to $1.3 million for the three months ended September 30, 2014 from $2.2 million for the three months ended September 30, 2013. Net gains on the sales of loans totaled $179,000 for the three months ended September 30, 2014 compared to $346,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $25,000, while net gains on the sale of residential loans declined $192,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. The third quarter of 2014 included net gains on sales of investment securities of $133,000 compared to no gains for the same period in 2013. Service fee income decreased resulting from lower NSF/UCF income, a decrease in check card processing fees and ATM fees and a decrease in commercial loan service fee income. The three months ended September 30, 2014 included net losses on the sale of OREO of $34,000 compared to net gains on the sale of OREO of $17,000 for the three months ended September 30, 2013. Other operating income for the three months ended September 30, 2014 totaled $61,000, a decline of $597,000 from the three months ended September 30, 2013 total of $658,000. The three months ended September 30, 2013 included a gain on the sale of a parcel of land, previously classified as assets held for sale, in the amount of $569,000.

For the nine months ended September 30, 2014 non-interest income decreased $69,000, or 1.25%, to $5.452 million from $5.521 million for the nine months ended September 30, 2013. The nine months ended September 30, 2014 included net gains on sales of investment securities of $2.1 million compared to $290,000 for the same period in 2013. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sales of loans totaled $424,000 for the nine months ended September 30, 2014 compared to $929,000 for the same period in 2013. Gains on the sale of Small Business Administration (“SBA”) loans increased $162,000, while net gains on the sale of residential loans declined $667,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. Service fee income decreased resulting from lower NSF/UCF income, a decrease in check card processing fees and ATM fees and a decrease in commercial loan service fee income. The nine months ended September 30, 2014 included net losses on the sale of OREO totaling $274,000 compared to net gains of $57,000 for the nine months ended September 30, 2013. Other operating income totaled $397,000 for the nine months ended September 30, 2014, a decrease of $382,000 from the nine months ended September 30, 2013 total of $779,000. The nine months ended September 30, 2014 included life insurance proceeds totaling $195,000 from bank owned life insurance. The three and nine months ended September 30, 2013 included a gain on the sale of a parcel of land, previously classified as assets held for sale, in the amount of $569,000. The nine months ended September 30, 2013 included an $83,000 write-down on an asset held for sale. In addition, the three and nine month periods of 2013 included fee income on loans sold to correspondents of $32,000 and $114,000, respectively. As a result of the Company’s decision to exit the residential mortgage origination business effective December 31, 2013, the 2014 three and nine month periods do not include this fee income.

Non-Interest Expense. Non-interest expense decreased $318,000, or 4.23%, to $7.2 million for the three months ended September 30, 2014 from $7.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, non-interest expense decreased $2.1 million, or 9.35%, to $20.4 million for the nine months ended September 30, 2014 from $22.5 million for the nine months ended September 30, 2013. Salaries and employee benefits for the three and nine months ended September 30, 2014 totaled $3.6 million and $10.6 million respectively, compared to $3.9 million and $11.9 million for the three and nine months ended September 30, 2013, respectively. The decrease in both the quarter and year-to-date periods is primarily attributable to reduced staffing levels related to the exiting of the residential loan origination business and a reduction in incentive based compensation programs. Federal deposit insurance premiums totaled $592,000 for the nine months ended September 30, 2014, a decrease of $143,000 from the $735,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, loan related expenses totaled $809,000 compared to $1.1 million for the nine months ended September 30, 2013. The decline in loan related expenses corresponds to the improvement in our asset quality metrics. OREO expenses totaled $195,000 and $611,000 for the three and nine months ended September 30, 2014, respectively, compared to $403,000 and $882,000 for the three and nine months ended September 30, 2013. The 2013 periods included higher OREO write-downs. The three and nine months ended September 30, 2014 reflects reductions in equipment, data processing and telecommunications expenses of $170,000 and $460,000, respectively, when compared to the three and nine months ended September 30, 2013. These reductions result primarily from the cost savings associated with changing to our new core processor in the fourth quarter of 2013. Other operating expenses declined $283,000 from $2.7 million for the nine months ended September 30, 2013 to $2.4 million for the nine months ended September 30, 2014, primarily resulting from a higher level of consulting related expenses and expenses on loans sold to correspondents in the 2013 period.

Income Tax Expense. For the three months ended September 30, 2014, the Company recorded a net tax expense of $1.0 million compared to a net tax expense of $1.4 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, income tax expense totaled $3.6 million compared to $3.3 million for the nine months ended September 30, 2013. Income tax expense reflects a lower effective tax rate in 2014.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $20.4 million through September 30, 2014 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of September 30, 2014, the Company’s investment portfolio consisted of AFS securities with a fair market value of $157.3 million and HTM securities at amortized cost of $17.8 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $2.5 million, or 0.31%, during the first nine months of 2014, and comprised 85.03% of total liabilities at September 30, 2014, as compared to 83.83% at December 31, 2013.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2014, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of September 30, 2014, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of September 30, 2014.

On July 21, 2014, the Company declared a cash dividend of $0.06 per common share to shareholders of record as of the close of business August 8, 2014. The dividend was paid on August 18, 2014. On October 20, 2014, the Company declared a cash dividend of $0.06 per common share to shareholders of record as of the close of business November 3, 2014. The dividend is expected to be paid on or about November 18, 2014.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2014
Risk based capital ratios:
Tier I risk based capital	$100,773	13.03%	$30,936	4.00%	$46,404	6.00%
Total risk based capital	$110,446	14.28%	$61,875	8.00%	$77,343	10.00%
Tier I leverage ratio	$100,773	9.60%	$41,989	4.00%	$52,486	5.00%

December 31, 2013
Risk based capital ratios:
Tier I risk based capital	$101,008	13.07%	$30,913	4.00%	$46,369	6.00%
Total risk based capital	$110,427	14.29%	$61,821	8.00%	$77,276	10.00%
Tier I leverage ratio	$101,008	9.53%	$42,396	4.00%	$52,995	5.00%

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

Securities that are in a loss position for 12 months or longer are reviewed to determine if there is other-than-temporary impairment (OTTI). If the market value of the security is equal to or greater than 90% of the book value, no action will be taken. If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value and document the findings. At September 30, 2014, there were no securities to be evaluated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, we have an Enterprise Risk Management Committee (“ERM”) of the Board which focuses on interest rate risk management and meets quarterly, as well as an Asset/Liability Committee which meets monthly. The ERM is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

●	originating commercial loans that generally tend to have shorter maturity or repricing characteristics;

●	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;

●	lengthening the terms of borrowings and deposits;

●	focusing on core deposit growth; and

●	using interest rate swaps to hedge variability in future cash flows caused by changes in interest rates.

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

The table below sets forth, as of September 30, 2014, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)
+200	$148,697	$(17,715)	-10.60%	$32,228	$(2,176)	-6.32%
+100	$159,593	$(6,819)	-4.10%	$33,404	$(1,000)	-2.91%
0	$166,412			$34,404
-100	$152,047	$(14,365)	-8.60%	$34,336	$(68)	-0.19%
-200	$134,754	$(31,659)	-19.00%	$33,975	$(429)	-1.25%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at September 30, 2014, in the event of a 100 basis point increase in interest rates, we would experience a $1.0 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $68,000 decrease in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Subsequent to September 30, 2014, on October 14, 2014, a complaint was filed against Colonial Financial Services, Inc. (“Colonial”) and the members of its Board of Directors in the Circuit Court for Baltimore City, Maryland, seeking class action status and asserting that Colonial and the members of its Board had violated their duties to Colonial’s shareholders in connection with the proposed merger with the Company. The complaint alleges that Cape Bancorp, Inc. and Cape Bank aided and abetted the Colonial directors’ alleged violations of their fiduciary duties. The litigation is in its early stages, and Cape Bancorp and Cape Bank believe the complaint is without merit, and intend to vigorously defend the complaint.

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

(c)

On December 23, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares. During the third quarter of 2014, the Company repurchased a total of 170,127 shares of its common stock pursuant to the stock repurchase plan. The stock repurchase plan was completed on September 2, 2014.

PURCHASES OF EQUITY SECURITIES
			Total Number
			of Shares
	Total		Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1, 2014 - July 31, 2014	10,006	$10.37	10,006	10,006
August 1, 2014 - August 31, 2014	150,095	$10.29	160,101	160,101
September 1, 2014 - September 30, 2014	10,026	$10.26	170,127	170,127
Total	170,127	$10.29	170,127

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger dated as of September 10, 2014 by and between Cape Bancorp, Inc. and Colonial Financial Services, Inc. (1)

3.1	Articles of Incorporation of Cape Bancorp, Inc. (2)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (3)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (2)

10.1	Form of Employee Stock Ownership Plan (2)

10.2	Employment Agreement for Michael D. Devlin (6)

10.3	Change in Control Agreement for Guy Hackney (4)

10.4	Change in Control Agreement for James McGowan, Jr. (4)

10.5	Change in Control Agreement for Michele Pollack (4)

10.6	Change in Control Agreement for Charles L. Pinto (5)

10.7	Form of Director Retirement Plan (2)

10.8	2008 Equity Incentive Plan (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2014 and September 30, 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2014 and September 30, 2013 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2014 (unaudited) and Year Ended December 31, 2013; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and September 30, 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-33934) filed with the Securities and Exchange Commission on September 11, 2014.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.
Date: November 4, 2014	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer
Date: November 4, 2014	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer