Form 10-K
period 2014-12-31
Cape Bancorp, Inc.
filed 2015-03-10
CIK 1411303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

As of March 9, 2015 there were 11,484,396 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014, was $116,018,000.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2015 Annual Meeting of Shareholders (Part III).

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

At December 31, 2014, the Company had total assets of $1.080 billion compared to $1.093 billion at December 31, 2013. For the years ended December 31, 2014 and 2013, the Company had total revenues (interest income plus non-interest income) of $47.3 million and $47.0 million, respectively. Net income for the year ended December 31, 2014 totaled $6.8 million or $0.62 per common share and $0.61 per fully diluted share, compared to $5.6 million, or $0.47 per common share and $0.46 per fully diluted share, for the year ended December 31, 2013. At December 31, 2014, the Company had total deposits of $797.1 million and total stockholders’ equity of $140.9 million, compared to total deposits of $798.4 million and total stockholders’ equity of $140.4 million at December 31, 2013.

Cape Bank

General

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our fourteen full service branch offices, located in Atlantic and Cape May Counties, New Jersey, including our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, one drive-up teller/ATM operation in Atlantic County, three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, home equity loans and lines of credit (“HELOC”) and construction loans. Effective December 31, 2013, the Company exited the residential mortgage loan origination business. Our retail and business banking deposit products include checking accounts, money market accounts, savings accounts, and certificates of deposit with terms ranging from 30 days to 60 months. At December 31, 2014, 91.6% of our loan portfolio was secured by real estate and 63.3% of our portfolio was commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May and Atlantic Counties, New Jersey and through our MDOs. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2014, non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 1.25% at December 31, 2014 from 1.35% at December 31, 2013, the Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at December 31, 2014 was 17% compared to 26% at December 31, 2013, while non-performing loans as a percentage of total gross loans increased to 1.06% at December 31, 2014 from 0.93% at December 31, 2013 as gross loans declined $9.9 million from December 31, 2013 levels.. For the periods ended, and as of December 31, 2014 and December 31, 2013, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. The ratio of our allowance for loan losses to total gross loans increased to 1.20% at December 31, 2014, from 1.18% at December 31, 2013, while the ratio of our allowance for loan losses to non-performing loans decreased to 113.67% at December 31, 2014 from 127.05% at December 31, 2013. For the year ended December 31, 2014, loan charge-offs and write-downs on loans transferred to HFS totaled $3.3 million compared to loan charge-offs and write-downs on loans transferred to HFS of $2.8 million for the year ended December 31, 2013. Our total loan portfolio decreased $9.8 million to $779.7 million at December 31, 2014 from $789.5 million at December 31, 2013. A decrease in residential mortgage loans of $18.4 million was partially offset by increases in commercial loans of $8.0 million, net of $1.6 million of commercial loans transferred to OREO throughout the year and $3.3 million of charge-offs and write-downs on loans transferred to HFS, residential mortgage loans decreased $18.4 million and an increase in consumer loans totaling $631,000. The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits decreased $1.3 million from $798.4 million at December 31, 2013 to $797.1 million at December 31, 2014. Increases in interest-bearing checking and non-interest bearing checking accounts of $30.3 million and $4.5 million, respectively, where more than offset by decreases in certificates of deposit, money market accounts, savings accounts and internal checking accounts totaling $24.3 million, $7.1 million, $4.5 million and $0.2 million, respectively. The decrease in certificates of deposit reflected a decline in brokered deposits totaling $20.9 million.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial loans.

Our website address is www.capebanknj.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K. Our website contains a direct link to our filings with the Securities and Exchange Commission, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these filings, if any. Copies may also be obtained, without charge, by written request to Investor Relations, 225 North Main Street, Cape May Court House, New Jersey 08210. The telephone number at our main office is (609) 465-5600.

Market Area

Our primary market area consists of Cape May and Atlantic Counties, which includes communities along the barrier islands of the southern New Jersey shore and the mainland areas. With the pending acquisition of Colonial Financial Services, Inc. (“Colonial”), upon the anticipated approval of shareholders of both companies in mid-March 2015, our market area will be expanding into Cumberland and Gloucester Counties, New Jersey. While the economies along the New Jersey shore are more seasonal in nature, the mainland areas are comprised of year-round communities. The economy of our market area is impacted by the gaming industry, a variety of service businesses, vacation-related businesses concentrated along the coastal areas and, to a lesser degree, commercial fishing. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry, and is an important regional economic hub. The severe national and local economic recession that began in late 2007 has had a significant negative impact on our market area. Unemployment rates in both Atlantic and Cape May Counties have remained elevated compared to the State of New Jersey and National levels. Unemployment rates in Cape May County decreased to 12.7% at December 31, 2014 from 13.0% at December 31, 2013, which was consistent with the decrease in unemployment rates at state and national levels. However, due to casino closings in 2014, the unemployment rates in Atlantic County increased from 10.4% at December 31, 2013 to 11.3% at December 31, 2014. Both residential and commercial real estate values have declined during this recession. Residential real estate median sales prices declined year-over-year in Atlantic County by 4.8% and increased in Cape May County by 7.1%. When comparing 2014 to 2013, in Cape May County, the number of closed sales increased and the number of days on the market decreased, while in Atlantic County the number of closed sales decreased and the number of days on the market was relatively flat. During this same period, the number of new listings increased in both Atlantic and Cape May Counties. Additionally, the dollar amount of residential building permits issued in 2014 increased from 2013 levels in both Atlantic County and Cape May County, while the number of permits increased in Atlantic County and declined in Cape May County. Commercial real estate (industrial, office and retail) values remain depressed on a national level compared to 2007 levels, commercial real estate rents have declined since 2007 and commercial real estate vacancy rates have increased since 2007. However, the improvement in the commercial real estate market (industrial, office and retail) that began in 2011 continued through 2014 with improving values, rents and occupancy rates consistent with improvements within the economy. The Company believes that this information, both nationally and regionally, has been consistent with the Atlantic City metropolitan area. However, the recent developments related to the closing of four Atlantic City casinos has yet to be quantified as it relates to commercial real estate.

The gaming industry is a significant economic force in our market and has already suffered a serious decline in revenues due to the economy and increased regional competition. The Atlantic City casino industry has experienced mixed results through the first three quarters of 2014.

Industry Total Revenue and Combined Sales declined by 4.6% for the nine month period ended September 30, 2014 compared to the same period in 2013 However Current Operators’ Total Revenue and Combined Sales increased by 3.5% for the nine month period ended September 30, 2014 compared to the same period in 2013.

Four of the remaining eight casino hotels reported increases in gross operating profit for the nine months ended September 30, 2014 compared to the same period in 2013.

Occupancy rate in the casino hotels increased to 81.5% for the nine months ended September 30, 2014 compared to 79.7% for the same period ended September 30, 2013.

 During 2014, five casinos closed operations due to the prolonged weakness in the local gaming market. While this reduced the pressure on the remaining properties, it also prompted a reduction in gaming employment by approximately 9,000.

Competition from neighboring states has had a significant impact on Atlantic City casinos. Pennsylvania now has 12 operating casinos and one under development in the Philadelphia market scheduled to open in 2016. Delaware has only three casinos, but in 2012 began offering table games in addition to their historic slot offerings. In an attempt to revitalize Atlantic City, the State of New Jersey has worked on several initiatives:

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

Notwithstanding the recession, the year-round residency has remained relatively unchanged in both Cape May and Atlantic Counties from 2010 to 2014. Median household income had remained relatively stable in each county during the past three years, and was $54,978 for Atlantic County and $56,235 for Cape May County during 2013. Median household incomes did decline in 2014 in both counties and was $51,071 for Atlantic County and $53,428 for Cape May County during 2014. For the State of New Jersey, median household income during 2014 was $69,176.

Competition

We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Bank and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 13.3% of the deposits in Cape May County, which was the 3rd largest market share out of the 13 financial institutions with offices in Cape May County, and we held approximately 8.7% of the deposits in Atlantic County, which was the 5th largest market share of the 16 financial institutions with offices in Atlantic County. On a combined market basis we held approximately 10.3% of the deposits which was the 4th largest market share of 21 financial institutions.

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

Lending Activities

We currently offer a variety of loans, including commercial mortgages, commercial loans, home equity loans and lines of credit, and construction loans. Our commercial mortgage loan portfolio at December 31, 2014, comprised 54.3% of our total loan portfolio, which was greater than any other loan category.

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

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$423,214	54.3%	$419,554	53.0%	$383,650	53.0%	$374,252	51.4%	$413,487	52.7%
Residential mortgage	234,561	30.1%	250,698	31.8%	235,921	32.6%	252,513	34.6%	258,047	32.9%
Construction	19,399	2.5%	10,852	1.4%	1,765	0.2%	12,378	1.7%	15,191	1.9%
Home equity loans and lines of credit	44,312	5.6%	43,468	5.5%	45,258	6.2%	47,237	6.5%	47,875	6.1%
Commercial business loans	57,660	7.4%	64,250	8.2%	56,589	7.8%	41,827	5.7%	48,223	6.1%
Other consumer loans	769	0.1%	977	0.1%	1,317	0.2%	1,023	0.1%	2,207	0.3%
Total loans	$779,915	100.0%	$789,799	100.0%	$724,500	100.0%	$729,230	100.0%	$785,030	100.0%

Less:
Allowance for loan losses	9,387		9,330		9,852		12,653		12,538
Deferred loan fees, net	239		342		252		236		174
Total loans, net	$770,289		$780,127		$714,396		$716,341		$772,318

Loan Portfolio Maturities and Yields. The following tables summarize the scheduled maturities of our loan portfolio at December 31, 2014 and December 31, 2013. Demand loans, loans having no stated repayment schedule at maturity and overdraft loans are reported as being due in one year or less. Maturities are based on final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
At December 31, 2014	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2015	$9,886	5.83%	$887	4.84%	$17,710	3.50%	$344	3.29%
2016	11,001	5.68%	190	6.12%	1,689	3.56%	263	5.04%
2017	54,124	4.75%	927	5.72%	-	0.00%	765	4.62%
2018 to 2019	91,360	4.65%	3,629	4.71%	-	0.00%	3,023	4.38%
2020 to 2024	91,277	4.54%	14,592	4.63%	-	0.00%	13,351	4.98%
2025 to 2029	30,867	5.71%	32,299	4.03%	-	0.00%	23,677	3.77%
2030 to 2032	29,304	5.84%	5,760	4.79%	-	0.00%	851	4.26%
2033 to 2035	41,388	5.49%	20,753	4.58%	-	0.00%	1,851	4.47%
2036 to 2037	11,025	5.88%	6,399	5.22%	-	0.00%	-	0.00%
2038 to 2039	39,957	5.64%	22,964	4.86%	-	0.00%	-	0.00%
2040 to 2042	10,110	4.77%	67,128	4.44%	-	0.00%	-	0.00%
2043 and beyond	2,915	4.75%	59,033	3.86%	-	0.00%	187	5.50%
Total	$423,214	5.06%	$234,561	4.34%	$19,399	3.51%	$44,312	4.24%

	Commercial Business Loans		Other Consumer Loans (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2015	$33,586	3.91%	$343	0.12%	$62,756	4.09%
2016	1,635	5.57%	-	0.00%	14,778	5.42%
2017	4,422	5.18%	-	0.00%	60,238	4.79%
2018 to 2019	7,187	4.71%	-	0.00%	105,199	4.65%
2020 to 2024	4,723	3.68%	-	0.00%	123,943	4.57%
2025 to 2029	5,792	2.86%	426	3.52%	93,061	4.45%
2030 to 2032	140	4.17%	-	0.00%	36,055	5.63%
2033 to 2035	175	7.25%	-	0.00%	64,167	5.17%
2036 to 2037	-	0.00%	-	0.00%	17,424	5.64%
2038 to 2039	-	0.00%	-	0.00%	62,921	5.36%
2040 to 2042	-	0.00%	-	0.00%	77,238	4.48%
2043 and beyond	-	0.00%	-	0.00%	62,135	3.91%
Total	$57,660	4.04%	$769	2.00%	$779,915	4.68%

(1)	Includes overdrawn DDA accounts.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
At December 31, 2013	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2014	$13,987	6.26%	$944	4.68%	$10,744	4.12%	$226	3.73%
2015	744	5.94%	233	5.28%	-	0.00%	424	4.29%
2016	18,436	4.53%	361	5.99%	-	0.00%	395	5.31%
2017 to 2018	110,424	4.69%	5,089	5.09%	-	0.00%	2,561	4.58%
2019 to 2023	79,233	4.63%	9,258	5.04%	108	4.50%	12,001	5.25%
2024 to 2028	42,946	5.76%	36,730	4.06%	-	0.00%	25,439	3.96%
2029 to 2031	28,936	5.48%	13,672	4.97%	-	0.00%	1,006	4.19%
2032 to 2034	40,499	5.68%	17,344	4.70%	-	0.00%	1,196	4.46%
2035 to 2036	17,166	6.53%	13,675	4.88%	-	0.00%	220	5.50%
2037 to 2038	26,883	6.07%	19,923	4.98%	-	0.00%	-	0.00%
2039 to 2041	37,338	5.17%	43,442	4.80%	-	0.00%	-	0.00%
2042 and beyond	2,962	4.75%	90,027	3.93%	-	0.00%	-	0.00%
Total	$419,554	5.19%	$250,698	4.42%	$10,852	4.12%	$43,468	4.39%

	Commercial Business Loans		Other Consumer Loans (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2014	$38,611	4.63%	$264	0.38%	$64,776	4.88%
2015	1,943	4.62%	-	0.00%	3,344	4.92%
2016	4,007	5.66%	-	0.00%	23,199	4.76%
2017 to 2018	10,321	4.90%	-	0.00%	128,395	4.72%
2019 to 2023	8,104	3.94%	-	0.00%	108,704	4.68%
2024 to 2028	558	4.27%	713	3.55%	106,386	4.72%
2029 to 2031	-	0.00%	-	0.00%	43,614	5.29%
2032 to 2034	528	4.23%	-	0.00%	59,567	5.36%
2035 to 2036	178	7.25%	-	0.00%	31,239	5.80%
2037 to 2038	-	0.00%	-	0.00%	46,806	5.61%
2039 to 2041	-	0.00%	-	0.00%	80,780	4.97%
2042 and beyond	-	0.00%	-	0.00%	92,989	3.96%
Total	$64,250	4.65%	$977	2.69%	$789,799	4.84%

(1)	Includes overdrawn DDA accounts.

The following tables sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2014 and December 31, 2013 that are contractually due within one year and after one year.

	At December 31, 2014
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$2,963	$25,510	$28,473	$6,923	$387,818	$394,741	$423,214
Residential mortgage	877	199,554	200,431	10	34,120	34,130	234,561
Construction	7,649	-	7,649	10,061	1,689	11,750	19,399
Home equity loans and lines of credit	44	15,025	15,069	300	28,943	29,243	44,312
Commercial business loans	3,823	18,519	22,342	29,763	5,555	35,318	57,660
Other consumer loans	340	-	340	3	426	429	769
Total	$15,696	$258,608	$274,304	$47,060	$458,551	$505,611	$779,915

	At December 31, 2013
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$6,124	$28,018	$34,142	$7,863	$377,549	$385,412	$419,554
Residential mortgage	944	213,050	213,994	-	36,704	36,704	250,698
Construction	8,977	-	8,977	1,767	108	1,875	10,852
Home equity loans and lines of credit	73	15,660	15,733	153	27,582	27,735	43,468
Commercial business loans	2,513	23,794	26,307	36,098	1,845	37,943	64,250
Other consumer loans	258	-	258	6	713	719	977
Total	$18,889	$280,522	$299,411	$45,887	$444,501	$490,388	$789,799

The following tables sets forth fixed and adjustable rate loans at December 31, 2014 and at December 31, 2013 as a percentage of the total loan portfolio.

	Percentage of Total Loan Portfolio
	At December 31, 2014
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$28,473	3.7%	$394,741	50.6%	$423,214
Residential mortgage	200,431	25.7%	34,130	4.4%	234,561
Construction	7,649	1.0%	11,750	1.5%	19,399
Home equity loans and lines of credit	15,069	1.9%	29,243	3.7%	44,312
Commercial business loans	22,342	2.9%	35,318	4.5%	57,660
Other consumer loans	340	0.0%	429	0.1%	769
Total	$274,304	35.2%	$505,611	64.8%	$779,915

	Percentage of Total Loan Portfolio
	At December 31, 2013
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$34,142	4.3%	$385,412	48.7%	$419,554
Residential mortgage	213,994	27.1%	36,704	4.7%	250,698
Construction	8,977	1.2%	1,875	0.2%	10,852
Home equity loans and lines of credit	15,733	2.0%	27,735	3.5%	43,468
Commercial business loans	26,307	3.3%	37,943	4.9%	64,250
Other consumer loans	258	0.0%	719	0.1%	977
Total	$299,411	37.9%	$490,388	62.1%	$789,799

The Bank’s fixed rate loans decreased as a percentage of total loans to 35.2% at December 31, 2014 from 37.9% at December 31, 2013. The low interest rate environment has resulted in customers selecting fixed rate products. The decline in fixed rate outstandings results from the Bank exiting the residential mortgage origination business effective December 31, 2013. During the past two years, while market interest rates fell to historically low levels, we were able to maintain a net interest margin of 3.58% and 3.76% for 2014 and 2013, respectively. This decrease in the net interest margin during 2014 resulted from a decline of 22 basis points in the yield on interest-earning assets partially offset by a 5 basis point decrease in the cost of interest-bearing liabilities. Based on our interest rate risk modeling, when market interest rates rise our net interest income will be negatively affected based on the assumptions used in our analysis located in the section within this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.

The following table sets forth fixed and adjustable rate loans at December 31, 2014 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Fixed Rate at December 31, 2014
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$26,216	3.3%	$579	0.1%	$1,678	0.3%	$28,473
Residential mortgage	19,626	2.5%	47,342	6.1%	133,463	17.1%	200,431
Construction	7,649	1.0%	-	0.0%	-	0.0%	7,649
Home equity loans and lines of credit	8,302	1.0%	6,767	0.9%	-	0.0%	15,069
Commercial business loans	21,558	2.8%	609	0.1%	175	0.0%	22,342
Other consumer loans	340	0.0%	-	0.0%	-	0.0%	340
Total loans	$83,691	10.6%	$55,297	7.2%	$135,316	17.4%	$274,304

	Adjustable Rate at December 31, 2014
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$231,432	29.7%	$89,763	11.5%	$73,546	9.4%	$394,741
Residential mortgage	599	0.1%	4,390	0.6%	29,141	3.7%	34,130
Construction	11,750	1.5%	-	0.0%	-	0.0%	11,750
Home equity loans and lines of credit	9,444	1.2%	19,612	2.5%	187	0.0%	29,243
Commercial business loans	29,995	3.8%	5,323	0.7%	-	0.0%	35,318
Other consumer loans	3	0.0%	426	0.1%	-	0.0%	429
Total loans	$283,223	36.3%	$119,514	15.4%	$102,874	13.1%	$505,611

	Total Loans at December 31, 2014
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$257,648	33.0%	$90,342	11.6%	$75,224	9.7%	$423,214
Residential mortgage	20,225	2.6%	51,732	6.7%	162,604	20.8%	234,561
Construction	19,399	2.5%	-	0.0%	-	0.0%	19,399
Home equity loans and lines of credit	17,746	2.2%	26,379	3.4%	187	0.0%	44,312
Commercial business loans	51,553	6.6%	5,932	0.8%	175	0.0%	57,660
Other consumer loans	343	0.0%	426	0.1%	-	0.0%	769
Total loans	$366,914	46.9%	$174,811	22.6%	$238,190	30.5%	$779,915

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

The following table indicates our commercial loan portfolio concentrations sorted by the North American Industry Classification System (NAICS) code as of December 31, 2014.

Commercial Loan Concentrations
December 31, 2014

Real Estate and Rental and Leasing	40.4%
Accommodation and Food Services	19.2%
Retail Trade	9.8%
Health Care and Social Assistance	6.6%
Arts, Entertainment and Recreation	4.5%
Other Services	3.5%
Construction	3.1%
Wholesale Trade	2.9%
Professional, Scientific, Technical and Information Services	2.6%
Manufacturing	2.6%
Agriculture, Forestry, Fishing and Hunting	2.3%
Transportation and Warehousing	0.9%
Administrative, Educational and Support Services	0.8%
Finance and Insurance	0.8%
100.0%

Commercial Mortgage Loans. At December 31, 2014, commercial mortgage loans totaled $423.2 million, or 54.3%, of our total loan portfolio, which was greater than any other loan category, including one-to-four family residential mortgage loans. Commercial mortgage loans totaled $419.6 million, or 53.0%, of the total loan portfolio at December 31, 2013.

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

An environmental report from a third party, the EDR Environmental Screen, is obtained on all commercial real estate loans up to $1 million. Loans in excess of $1 million may require a Phase I or Phase II analysis when the possibility exists that hazardous materials may have existed on the site, or the site may have been affected by adjoining properties that handled hazardous materials. It is the practice of the Company, that for commercial real estate loans, to obtain appraisals for the collateral securing the loan at origination and when the loan has become 90 days delinquent or if information is obtained indicating insufficient cash flow to support the loan. For these collateral dependent loans an FASB ASC Topic No. 310 Receivables analysis is performed and any resulting collateral shortfall is charged-off to the allowance for loan losses. It is not the Company’s practice to test collateral value to loan balance for loans that are performing consistent with contractual terms, or are less than 90 days delinquent, as the value of collateral does not necessarily affect the repayment capacity of the borrower.

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

At December 31, 2014, 16 commercial mortgage loans totaling $7.1 million were 31 days or more delinquent and 13 of such commercial mortgage loans totaling $5.9 million were more than 90 days or more delinquent. By comparison, at December 31, 2013, 16 commercial mortgage loans totaling $6.0 million were 31 days or more delinquent with 10 of such commercial mortgage loans totaling $4.6 million being more than 90 days delinquent.

One-to-Four Family Residential Mortgage Loans. At December 31, 2014, one-to-four family residential mortgage loans totaled $234.6 million, or 30.1%, of our total loan portfolio compared to $250.7 million, or 31.8%, of the total loan portfolio at December 31, 2013.

Effective December 31, 2013, the Company exited the residential mortgage loan origination business. However, we continue to offer home equity loans and lines of credit, discussed later in this section. Rising interest rates had underscored the possibility of a steepening of the yield curve in the future and increased extension risk for fixed rate loans. Even the fairly modest increases earlier in 2013 brought a dramatic reduction in the residential refinance business. In addition, increasing regulations added compliance costs particularly as it related to consumer real estate transactions. Our general policy was not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of greater than 80%) without mortgage insurance; however, we did offer loans with loan-to-value ratios of up to 95% with mortgage insurance. We required all properties securing residential mortgage loans to be appraised. We adhered to the Appraisal Independence Requirements, as established by the secondary market for appraiser selection and independence. We required title insurance on all first mortgage loans secured by a residence, and borrowers were required to obtain hazard insurance. Additionally, we required flood insurance for loans on properties located in a flood zone.

As a result of our lending standards we did not offer, nor have, any payment option adjustable rate loans or sub-prime loans.

The following table indicates the amount and percent of residential mortgage loans that are single family and multi-family as of December 31, 2014 and 2013.

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Single Family Mortgage Loans	$221,156	94.3%	$236,111	94.2%
Multi-Family Mortgage Loans	13,405	5.7%	14,587	5.8%
Total	$234,561	100.0%	$250,698	100.0%

The following table segregates loans with original loan-to-value ratios greater than 80% and less than 80%.

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Loan to Value greater than 80% (1)	$5,136	2.2%	$3,637	1.5%
Loan to Value less than or equal to 80%	229,425	97.8%	247,061	98.5%
Total Residential Mortgage Loans	$234,561	100.0%	$250,698	100.0%

(1)	All loans with an original loan-to-value greater than 80% were single family loans for both periods presented.

Commercial Business Loans. At December 31, 2014, commercial business loans totaled $57.7 million, or 7.4%, of our total loan portfolio compared to $64.3 million, or 8.2%, of the total loan portfolio at December 31, 2013.

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

Construction Loans. Construction loans totaled $19.4 million, or 2.5%, of our total loan portfolio at December 31, 2014 compared to $10.9 million, or 1.4%, of the total loan portfolio at December 31, 2013.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit totaled $44.3 million, or 5.6%, of the total loan portfolio at December 31, 2014 compared to $43.5 million, or 5.5%, of the total loan portfolio at December 31, 2013.

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

Other Consumer Loans. Other consumer loans totaled $769,000, or 0.1%, of our total loan portfolio at December 31, 2014 compared to $977,000, or 0.1%, of the total loan portfolio at December 31, 2013.

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

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources, including direct calling on commercial prospects, existing customers, advertising, referrals from customers and walk-in traffic. From time to time, we will participate in loans originated by other banks to supplement our loan portfolio. During 2014, the Bank participated in loans originated by other banks and, at December 31, 2014, the balance of these participations totaled $5.0 million. During 2013, we participated in loans originated by other banks and, at December 31, 2013, the balance of these participations totaled $17.8 million. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting loan payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A loan servicing asset of approximately $167,000 and $104,000 as of December 31, 2014 and December 31, 2013, respectively, was recorded relating to the servicing of loans for others, and is included in other assets on our balance sheet. The increase in the servicing asset results from an increase in Small Business Administration (“SBA”) originations and subsequent sales, with the Bank retaining the servicing.

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

Correspondent Lending Relationships. Effective December 31, 2013, the Company exited the residential mortgage loan origination business. Prior to December 31, 2013, Cape Bank had residential correspondent banking relationships with other financial institutions and mortgage banks, which enabled the Bank to generate fee income by selling conforming loans, FHA/VA and USDA loans that we originated on a servicing–released, non-recourse basis that we would normally not retain in our loan portfolio because of interest rate risk or because the loans did not conform to our standard underwriting guidelines. During the year ended December 31, 2014, Cape Bank sold approximately $185,000 of loans to correspondents. Effective December 31, 2013, the Bank exited the residential mortgage origination business and as a result no longer maintains these correspondent lending relationships.

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

Loans-to-One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our stated capital and reserves. At December 31, 2014, our regulatory limit on loans-to-one borrower was $17.1 million. At that date, our largest lending relationship was $10.0 million, consisting of 2 loans and secured by commercial real estate. At December 31, 2014 these loans were performing in accordance with their terms.

Loan Commitments. The Bank issues commitments to make loans conditioned upon the occurrence of certain events. Generally, our loan commitments expire after 60 days. At December 31, 2014, the reserve for unfunded commitments totaled $89,000.

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

At December 31, 2014, non-performing loans totaled $8.3 million, or 1.06% of total loans compared to $7.3 million, or 0.93%, of total loans at December 31, 2013.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Non-accrual loans:
Real estate loans: (1)
Commercial mortgage	$6,238	$5,230	$14,162	$16,506	$27,781
Residential mortgage	745	807	2,487	2,672	2,449
Construction	-	-	-	4,324	3,980
Home equity and line of credit	171	350	413	516	363
Commercial business loans	703	498	681	1,398	6,254
Other consumer loans	-	-	-	-	-

Total non-accrual loans	7,857	6,885	17,743	25,416	40,827

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	-	-	-	-	-
Residential mortgage	171	347	1,056	1,866	2,207
Construction	-	-	141	-	-
Home equity and line of credit	230	111	429	167	432
Commercial business loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Total loans 90 days and still accruing	401	458	1,626	2,033	2,639

Total non-performing loans	8,258	7,343	19,369	27,449	43,466

Other real estate owned	5,279	7,449	7,221	8,354	3,255

Non-accrual investment securities	-	-	564	393	71

Total non-performing assets	$13,537	$14,792	$27,154	$36,196	$46,792

Performing TDRs	$4,855	$3,452	$3,538	$10,840	$7,732

Ratios:
Non-performing loans to total loans	1.06%	0.93%	2.67%	3.77%	5.54%
Non-performing assets to total assets	1.25%	1.35%	2.61%	3.38%	4.41%

(1)

Includes $733,000 in commercial mortgage TDRs at December 31, 2014 and $86,000 in residential mortgage TDRs at December 31, 2014, as compared to $688,000 in commercial mortgage TDRs and $193,000 in residential mortgage TDRs at December 31, 2013, and excludes loans held for sale, of which $1.6 million were on non-accrual status at December 31, 2013. There were no loans held for sale at December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $368,000, $719,000 and $1.3 million, respectively. Income recorded for such loans was $321,000, $290,000 and $311,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2014
Real estate loans:
Commercial mortgage	2	$402	13	$5,925	15	$6,327
Residential mortgage	5	253	8	830	13	1,083
Construction	-	-	-	-	-	-
Home equity loans and lines of credit	3	182	7	401	10	583
Commercial business loans	-	-	5	703	5	703
Other consumer loans	-	-	-	-	-	-
Total	10	$837	33	$7,859	43	$8,696

At December 31, 2013
Real estate loans:
Commercial mortgage	6	$1,468	10	$4,561	16	$6,029
Residential mortgage	4	589	12	1,154	16	1,743
Construction	-	-	-	-	-	-
Home equity loans and lines of credit	4	192	6	461	10	653
Commercial business loans	-	-	4	498	4	498
Other consumer loans	1	7	-	-	1	7
Total	15	$2,256	32	$6,674	47	$8,930

At December 31, 2012
Real estate loans:
Commercial mortgage	2	$633	25	$7,795	27	$8,428
Residential mortgage	4	253	26	3,543	30	3,796
Construction	-	-	1	141	1	141
Home equity loans and lines of credit	3	195	13	842	16	1,037
Commercial business loans	1	87	5	594	6	681
Other consumer loans	2	24	-	-	2	24
Total	12	$1,192	70	$12,915	82	$14,107

At December 31, 2011
Real estate loans:
Commercial mortgage	2	$1,363	34	$15,464	36	$16,827
Residential mortgage	5	673	33	4,538	38	5,211
Construction	-	-	4	4,324	4	4,324
Home equity loans and lines of credit	1	95	12	683	13	778
Commercial business loans	-	-	15	1,398	15	1,398
Other consumer loans	-	-	-	-	-	-
Total	8	$2,131	98	$26,407	106	$28,538

At December 31, 2010
Real estate loans:
Commercial mortgage	1	$94	46	$18,250	47	$18,344
Residential mortgage	4	477	26	4,655	30	5,132
Construction	-	-	9	3,980	9	3,980
Home equity loans and lines of credit	2	103	9	795	11	898
Commercial business loans	-	-	27	4,031	27	4,031
Other consumer loans	2	16	-	-	2	16
Total	9	$690	117	$31,711	126	$32,401

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at December 31, 2014 and December 31, 2013 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at December 31, 2014 and December 31, 2013 is presented in the recorded investment in nonaccrual loans.

Our classified assets total includes $8.3 million and $7.3 million of non-performing loans at December 31, 2014 and 2013, respectively.

Other Real Estate Owned (“OREO”). Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed. At December 31, 2014, the Company had $5.3 million in OREO compared to $7.4 million at December 31, 2013.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management deems appropriate to cover probable incurred losses. In determining the level to be maintained, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2014 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. The economic information located within the Market Area section of this report was considered by management and used as a factor in our analysis of determining the adequacy of our general allowance for loan losses.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)

Balance at beginning of year	$9,330	$9,852	$12,653	$12,538	$13,311

Charge-offs:
Real estate loans:
Commercial mortgage	(841)	(2,085)	(5,989)	(9,143)	(4,159)
Residential mortgage	(107)	(205)	(450)	(423)	(677)
Construction	-	-	(602)	(2,517)	(1,160)
Home equity loans and lines of credit	(100)	(109)	(171)	(393)	-
Commercial business loans	(435)	(106)	(245)	(3,124)	(2,751)
Other consumer loans	(63)	(40)	(33)	(62)	(90)
Total charge-offs	(1,546)	(2,545)	(7,490)	(15,662)	(8,837)

Recoveries:
Real estate loans:
Commercial mortgage	245	205	182	96	436
Residential mortgage	50	-	-	23	-
Construction	-	-	11	9	-
Home equity loans and lines of credit	3	1	5	8	-
Commercial business loans	54	19	4	59	103
Other consumer loans	27	28	26	26	29
Total recoveries	379	253	228	221	568

Net (charge-offs) recoveries	(1,167)	(2,292)	(7,262)	(15,441)	(8,269)

Write-downs on transfers to HFS	(1,790)	(241)	-	(4,051)	-
Provision for loan losses	3,014	2,011	4,461	19,607	7,496

Balance at end of year	$9,387	$9,330	$9,852	$12,653	$12,538

Ratios:
Net charge-offs to average loans outstanding	0.38%	0.34%	0.99%	2.01%	1.05%
Allowance for loan losses to non- performing loans at end of year	113.67%	127.05%	50.86%	46.10%	28.84%
Allowance for loan losses to total loans at end of year	1.20%	1.18%	1.36%	1.74%	1.60%

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

	At December 31,
	2014		2013		2012
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$5,859	64.8%	$6,744	76.4%	$6,691	72.6%
Residential mortgage	1,550	17.2%	865	9.8%	1,300	14.1%
Construction	138	1.5%	227	2.6%	58	0.6%
Home equity loans and lines of credit	288	3.2%	160	1.8%	249	2.7%
Commercial business loans	1,191	13.2%	830	9.4%	902	9.8%
Other consumer loans	11	0.1%	4	0.0%	17	0.2%
Total allocated allowance	9,037	100.0%	8,830	100.0%	9,217	100.0%
Unallocated	350		500		635
Total	$9,387		$9,330		$9,852

	At December 31,
	2011		2010
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$8,208	71.3%	$9,809	82.7%
Residential mortgage	1,909	16.5%	879	7.4%
Construction	744	6.4%	736	6.2%
Home equity loans and lines of credit	349	3.0%	195	1.6%
Commercial business loans	312	2.7%	236	2.0%
Other consumer loans	16	0.1%	13	0.1%
Total allocated allowance	11,538	100.0%	11,868	100.0%
Unallocated	1,115		670
Total	$12,653		$12,538

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

At December 31, 2014, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $165.7 million and consisted of mortgage-backed securities (including collateralized mortgage obligations), U.S. Government and agency securities (including securities issued by U.S. Government sponsored enterprises), municipal bonds, corporate bonds, collateralized debt obligations, and equity securities. At December 31, 2014, investment securities consisted of $147.8 million classified as available-for-sale (“AFS”) and $17.9 million classified as held-to-maturity (“HTM”). Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, $7.6 million of agency securities were transferred from available-for-sale to held-to-maturity at fair value which the Bank has the ability and positive intent to hold to maturity.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to generate a favorable return on our investment and to provide pledgeable assets for liquidity management. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved annually. The Investment Committee (a subcommittee of the Asset Liability Committee (“ALCO”)), meets on a monthly basis and is responsible for implementation of the investment policy and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a monthly basis.

Municipal Securities. We invest in municipal bonds issued by counties, cities, school districts and utility authorities; primarily general obligation and some revenue bonds. Our policy allows us to purchase such securities rated “A-” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2014, our municipal securities portfolio consisted of issuers within the State of New Jersey in the amount of $1.6 million and issuers within other states consisted of $16.9 million.

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

Collateralized Debt Obligations. In December 2013, the Company sold its remaining portion of Collateralized Debt Obligations (“CDOs”) that had a book balance of greater than zero. As of December 31, 2013, the remaining 11 CDOs owned by the Bank, all of which had a book balance of zero, were backed by trust preferred securities principally issued by bank holding companies. All of the CDO securities had below investment grade credit ratings and were not at risk for further OTTI charges.. During 2013, there was no additional OTTI charge to earnings. On February 27, 2014, the Company sold the remaining CDOs having a book balance of zero resulting in a pre-tax gain of $1.9 million. See Note 3—Investment Securities of the Notes to Consolidated Financial Statements for more information related to our CDO portfolio.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$39,978	$39,434	$53,951	$51,606	$38,982	$39,082
Corporate bonds	23,836	23,778	13,059	13,079	14,103	14,241
Municipal bonds	8,288	8,317	6,090	6,178	20,307	20,758
Collateralized debt obligations	-	-	-	-	8,263	4,682
Total debt securities	$72,102	$71,529	$73,100	$70,863	$81,655	$78,763

Equity securities:
CRA Qualified Investment Fund	$5,000	$4,817	$5,000	$4,700	$5,000	$4,991
Total equity securities	$5,000	$4,817	$5,000	$4,700	$5,000	$4,991

Mortgage-backed securities:
GNMA pass-through certificates	$2,103	$2,216	$3,424	$3,554	$4,193	$4,430
FHLMC pass-through certificates	3,464	3,458	5,101	5,004	5,784	5,918
FNMA pass-through certificates	9,729	9,746	14,596	14,264	17,591	18,059
Collateralized mortgage obligations	56,757	56,022	60,686	58,781	57,764	58,696
Total mortgage-backed securities	$72,053	$71,442	$83,807	$81,603	$85,332	$87,103

Total securities available-for-sale	$149,155	$147,788	$161,907	$157,166	$171,987	$170,857

Investment securities held-to-maturity
Debt securities
U.S. Government and agency obligations	$7,859	$7,598	$-	$-	$-	$-
Municipal bonds	10,065	10,148	9,102	8,906	-	-
Total debt securities	$17,924	$17,746	$9,102	$8,906	$-	$-
Total securities held-to-maturity	$17,924	$17,746	$9,102	$8,906	$-	$-

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2014 was 2.07%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$-	-	$24,978	1.39%	$15,000	1.82%	$-	-	$39,978	$39,434	1.55%
Corporate bonds			23,836	1.34%	-	-	-	-	23,836	23,778	1.34%
Municipal bonds	215	3.75%	3,707	1.88%	4,366	2.10%	-	-	8,288	8,317	2.05%
Collateralized debt obligations	-	-	-	-	-	-	-	-	-	-	-
Mortgage-backed securities:
Ginnie Mae pass-through certificates	-	-	42	2.80%	-	-	2,061	4.15%	2,103	2,216	4.12%
Freddie Mac pass-through certificates	-	-	1	1.75%	88	2.32%	3,375	2.72%	3,464	3,458	2.71%
Fannie Mae pass-through certificates	16	5.05%	57	4.80%	-	-	9,656	2.73%	9,729	9,746	2.75%
Collateralized mortgage obligations	-	-	-	-	-	-	56,757	1.94%	56,757	56,022	1.94%
Total securities available-for-sale with maturities	$231	3.84%	$52,621	1.41%	$19,454	1.88%	$71,849	2.15%	$144,155	$142,971	1.84%

Equity securities:
CRA Qualified Investment Fund	-	-	-	-	-	-	-	-	5,000	4,817	2.11%
Total securities available-for-sale	$231	3.84%	$52,621	1.41%	$19,454	1.88%	$71,849	2.15%	$149,155	$147,788	1.85%

Investment securities held-to-maturity:
U.S. Government and agency obligations	$-	-	$-	-	$7,859	1.68%	$-	-	$7,859	$7,598	1.68%
Municipal bonds	-	-	2,006	1.78%	5,998	2.36%	2,061	4.03%	10,065	10,148	2.59%
Total securities held-to-maturity	$-	-	$2,006	1.78%	$13,857	1.97%	$2,061	4.03%	$17,924	$17,746	2.19%

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts and money market accounts, savings accounts and certificates of deposit. Included in interest-bearing demand deposits at December 31, 2014 were balances from a variety of local municipal relationships totaling $96.2 million, or 12.0%, of total deposits. At December 31, 2014, we had $10.4 million of brokered deposits, or 1.3%, of our total deposits. Included in the brokered deposits were $7.5 million of reciprocal certificates of deposits offered under the Certificate of Deposit Account Registry Service ® (“CDARS”), a program in which Cape Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.

The Bank also offers digital products. Customers can transact business through apps that can be used on multiple handheld devices. These mobile banking services include: mobile deposits; online account opening; person-to-person transfers of funds from Cape accounts to an account at other institutions; and Cape customer transfers from accounts at Cape to accounts at other institutions.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the year ended December 31,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)

Non-interest bearing	$87,018	10.8%	n/a	$85,399	10.8%	n/a
Savings accounts	94,290	11.7%	0.06%	96,815	12.2%	0.07%
Interest-bearing and money market	357,698	44.5%	0.20%	364,206	46.0%	0.20%
Certificates of deposit	265,569	33.0%	0.74%	244,922	31.0%	0.90%

Total deposits	$804,575	100.0%	0.34%	$791,342	100.0%	0.38%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013	2012
	(in thousands)
Interest Rate
Less than 2.00%	$222,255	$242,589	$194,383
2.00% - 2.99%	22,049	23,941	28,700
3.00% - 3.99%	627	2,658	5,353
4.00% - 4.99%	-	-	10,186
Total	$244,931	$269,188	$238,622

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2014.

	Period to Maturity at December 31, 2014
	Less Than or Equal to a Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four Years	Total
	(in thousands)
Interest Rate
Less than 2.00%	$167,135	$30,597	$11,116	$10,807	$2,600	$222,255
2.00% - 2.99%	9,584	12,465	-	-	-	22,049
3.00% - 3.99%	627	-	-	-	-	627
Total	$177,346	$43,062	$11,116	$10,807	$2,600	$244,931

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $50.3 million. The following table sets forth the maturity of these certificates as of December 31, 2014.

At December 31, 2014
(in thousands)
Maturities
Three months or less	$24,121
Over three months through six months	18,959
Over six months through one year	2,085
Over one year to three years	4,342
Over three years	783
Total	$50,290

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

Our borrowings consist of advances from the Federal Home Loan Bank of New York totaling $126.4 million at December 31, 2014. Additionally, we had $9.9 million in repurchase agreements through another party at December 31, 2014. At December 31, 2014, we had access to additional Federal Home Loan Bank advances of up to $111.6 million based on our unused qualifying collateral available to support such advances. Access to these funds in the future assumes that the Federal Home Loan Bank’s evaluation of our creditworthiness will not change. In addition, we have access to funding of $11.2 million through the discount window at the Federal Reserve Bank of Philadelphia based on qualifying collateral that has been pledged to support such borrowings. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the period indicated.

	2014
	FHLB	Repurchase
	Borrowings	Agreements	Total
	(dollars in thousands)

Average daily balance during the year	$122,352	$9,948	$132,300
Average interest rate during the year	1.65%	4.39%	1.86%
Maximum month-end balance during the year	$190,200	$10,000	$200,200
Weighted average interest rate at year-end	1.38%	4.15%	1.58%

Personnel

As of December 31, 2014, we had 153 full-time employees and 46 part-time employees, or 178 full-time equivalent employees, none of whom is represented by a collective bargaining unit. This compares to 164 full-time employees and 39 part-time employees, or 190 full-time equivalent employees at December 31, 2013. We believe we have a good relationship with our employees.

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

In addition to eliminating the OTS and creating the CFPB, the Dodd-Frank Act, among other things, changed the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and established a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act have been subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Cape Bank and Cape Bancorp.

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

Federal Banking Regulation

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that as of December 31, 2014, the Bank has met all capital adequacy requirements to which it is subject.

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

In 2014, the FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than 3% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement was 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

During 2014, the FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

As of December 31, 2014, Cape Bank complied with applicable FDIC minimum capital requirements.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a uniform leverage ratio requirement of 4% of total assets, provided for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule became effective on January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2014, Cape Bank was in compliance with this requirement.

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

Prompt Corrective Action. The Federal Deposit Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. During 2014, the FDIC’s regulations define the five capital categories as follows:

An institution was treated as “well-capitalized” if:

•	its ratio of total capital to risk-weighted assets was at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets was at least 6%; and

•	its ratio of Tier 1 capital to total assets was at least 5%, and it was not subject to any order or directive by the FDIC to meet a specific capital level.

An institution was treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets was at least 8%;

•	its ratio of Tier 1 capital to risk-weighted assets was at least 4%; and

•

its ratio of Tier 1 capital to total assets was at least 4% (3% if the bank received the highest rating under the Uniform Financial Institutions Rating System) and it was not a well-capitalized institution.

An institution was treated as “undercapitalized” if:

•	its ratio of total capital to risk-based capital was less than 8%;

•	its ratio of Tier 1 capital to risk-weighted assets was less than 4%; and

•	its ratio of Tier 1 capital to total assets was less than 4% (or less than 3% if the institution received the highest rating under the Uniform Financial Institutions Rating System).

An institution was treated as “significantly undercapitalized” if:

•	its ratio of total capital to risk-weighted assets was less than 6%;

•	its ratio of Tier 1 capital to risk-weighted assets was less than 3%; or

•	its leverage ratio was less than 3%.

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

The recently adopted final rule that increased regulatory capital requirements adjusted the prompt corrective action categories accordingly, effective January 1, 2015. Under the revised prompt corrective action categories, an institution was to have the following in order to be considered “well capitalized.” (i) common equity Tier I risk-based capital ratio of at least 6.5% (new standard), (ii) Tier I risk-based capital ratio of at least 8% (increased from 6%), (iii) total risk-based capital ratio of at least 10% (unchanged), and (iv) Tier I leverage ratio of 5% or more (unchanged).

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 0.62 basis points of an institution’s total assets less tangible equity.

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

As a unitary savings and loan holding company, Cape Bancorp is permitted to engage in those activities permissible for financial holding companies (if certain criteria are met and an election is submitted) or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by federal regulations, subject to the approval of the Federal Reserve Board.

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

Unlike bank holding companies, savings and loan holding companies were not subject to specific regulatory capital requirements in 2014. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That excludes from Tier 1 (subject to grandfathering) capital instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applies to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

Qualified Thrift Lender Test. In order for Cape Bancorp to be regulated as a savings and loan holding company, rather than as a bank holding company by the Federal Reserve Board, Cape Bank must qualify as a “qualified thrift lender” under regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2014, Cape Bank maintained 66.6% of its portfolio assets in qualified thrift investments. Cape Bank also met the Qualified Thrift Lender test in each of the prior four quarters.

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

Short term interest rates have been maintained at very low levels since the recession by the Federal Reserve Open Market Committee (“FOMC”). Such policies are subject to change should the FOMC believe that the economy has sufficient strength and if there were fears of building inflationary pressure. It would be difficult to predict how rapidly such changes could take place, nor to gauge the potential magnitude of rate increases.

Increased rates could have a significant impact on the Bank’s net interest income. The section, “Net Interest Income Analysis” relays the negative results of a rate increase illustrated under standard financial models. We evaluate interest rate sensitivity by estimating the change in Cape Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the difference of discounted present values of expected cash flows from assets and liabilities. At December 31, 2014, in the event of an immediate 100 basis point increase in interest rates, we would experience a 3.0% decrease in net portfolio value and a $1.1 million decrease in net interest income. Interest rate decreases during the last year have been the primary cause of the effective duration of the portfolio decreasing from 4.15 years as of December 31, 2013 to 3.65 years as of December 31, 2014. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk”.

Changes in interest rates can affect the average life of loans and mortgage-backed and related securities. Historically low residential mortgage rates over the recent past may significantly increase the average life of residential mortgage loans as borrowers would be incented to keep low rate mortgages in a rising interest rate environment. Rising rates may dampen the demand for loans from both the consumer and commercial customer as the economy adjusts to higher interest costs. Rising rates would also reduce the value of securities held in the Bank’s investment portfolio. Generally, the value of fixed income securities moves inversely with changes in interest rates. At December 31, 2014, the fair value of our AFS investment securities totaled $147.9 million and the amortized cost of such securities was $149.2 million. The fair value of our HTM securities totaled $17.7 million and the amortized cost of such securities was $17.9 million. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

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

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Continue to Expose Us to Increased Credit Risks.

At December 31, 2014, $423.2 million, or 54.3% or our loan portfolio consisted of commercial real estate loans and represented the largest percentage of our loan portfolio. Residential mortgage loans totaled $234.6 million or 30.1% of the total loan portfolio at December 31, 2014. In addition, at December 31, 2014, $57.7 million, or 7.4% of our loan portfolio consisted of commercial business loans. Effective December 31, 2013, the Bank exited the residential mortgage loan origination business.

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

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

While Cape has moved west from our traditional markets, our success depends primarily on the general economic conditions in the southern New Jersey shore communities in general. Our portfolio primarily consists of loans made to businesses in this area. While our MDOs are helping to diversify this risk, the largest geographic concentration remains in our historic markets. As a result, the local economic conditions have a significant impact on our loans and the ability of the borrowers to repay and on the value of the collateral that may secure these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment, or poor weather for the summer season could adversely affect our financial condition. Further, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may have a negative effect on the ability of many of our borrowers to make timely loan payments thus adversely impacting our earnings.

The gaming industry is a significant economic force in our market and has suffered a serious decline in revenues due to the economy and increased regional competition.

During 2014, five casinos closed reducing the gaming related employment by approximately 9,000. While the remaining casinos appear to have received some benefit from the reduced competition, gaming revenues are well below levels achieved in the early 2000’s. While Cape has no direct exposure to operators in this industry, casinos are a major force in the local economy and their decline will have a ripple impact throughout Atlantic County, in particular, and a larger segment of South Jersey in general. While many of the displaced workers can collect unemployment, the expiration of these benefits may prompt an increase in residential mortgage foreclosures in the future. In addition, with the housing market in Atlantic County already sluggish, the ability of casino workers to sell their homes, either for financial reasons or to relocate for employment, may be very limited.

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

We Are Subject to Extensive Regulatory Oversight That Could Limit Our Operations, Products and Services, and Make Regulatory Compliance Expensive.

The Company and its subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on Bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. Under Dodd-Frank, the structure of Bank regulation was changed and the Consumer Financial Protection Bureau (“CFFB”) was created resulting in more extensive regulation over consumer financial products is anticipated. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place meet every aspect of current regulation. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

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

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2014, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill and intangible assets, the pro-forma reduction to our net income would be approximately $2.06 per fully diluted share.

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

We recorded dividend income of $292,000 on our Federal Home Loan Bank of New York stock in 2014. However, no assurances can be given that these dividends will continue to be paid in the future. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings to decrease.

Failure to Complete the Merger Could Negatively Impact the Stock Price and Future Businesses and Financial Results of the Company.

The Company has entered into an Agreement and Plan of Merger with Colonial Financial Services, Inc. (“Colonial Financial”), wherein Colonial Financial will merge with and into the Company and Colonial Financial’s wholly owned subsidiary bank, Colonial Bank, FSB, will merge with and into Cape Bank. If the merger is not completed, the ongoing business of the Company may be adversely affected and the Company will be subject to several risks, including the following:

●	the Company will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisory and printing fees; and

●

matters relating to the merger may require substantial commitments of time and resources by Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company,

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings to perform its obligations under the merger agreement. If the merger is not completed, the Company cannot assure its stockholders that the risks described above will not materialize and will not materially affect the business, financial results and stock prices of the Company.

The Company May Be Unable to Successfully Integrate Colonial Financial’s Operations or Otherwise Realize the Expected Benefits From the Merger, Which Would Adversely Affect the Company’s Results of Operations and Financial Condition.

The merger of Colonial Financial with and into the Company involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

•	integrating personnel with diverse business backgrounds;

•	combining different corporate cultures; and

•	retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of Colonial Financial who are expected to be retained by the Company. The Company may not be successful in retaining these employees for the time period necessary to successfully integrate Colonial Financial’s operations with those of the Company. The diversion of management’s attention and any delay or difficulty encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operation of the Company following the merger.

The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the business of Colonial Financial with the Company. If the Company is unable to successfully integrate Colonial Financial, the anticipated benefits and cost savings of the merger may not be realized fully or may take longer to realize than expected. For example, the Company may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause the Compnay not to realize expected benefits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company currently conducts business from its fourteen full service branch offices located in Atlantic and Cape May Counties, New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, one drive-up teller/ATM operation in Atlantic County, three MDOs located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). At December 31, 2014, the aggregate net book value of premises and equipment was $19.7 million. With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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

On February 24, 2015, a complaint was filed against Colonial Financial Services, Inc. and the members of its Board of Directors in the Superior Court of New Jersey, Law Division, Cumberland County, seeking class action status and asserting that Colonial Financial Services, Inc. and the members of its Board had violated their duties to Colonial Financial Services’ shareholders in connection with the proposed merger with Cape Bancorp. The Company was also sued for allegedly aiding and abetting these alleged fiduciary breaches. On or about March 2, 2015, the complaint was supplemented to seek a temporary restraining order and preliminary injunction prohibiting consummation of the merger. The litigation is in its very early stages, and the time to answer has not yet run. The Company believes the complaint is baseless and without merit, and intends to vigorously defend it.

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

Our common stock began trading on the NASDAQ Stock Market under the symbol “CBNJ” on February 1, 2008, and the per share closing price of one share of the Company’s common stock on that date was $10.05. The approximate number of shareholders of the Company’s common stock as of February 28, 2015 was 1,029. In 2014, we declared quarterly dividends of $0.06 per common share. Although we currently pay quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Economic factors could cause our Board of Directors to eliminate or reduce the amount of frequency of cash dividends paid on our common stock.

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

Cape Bancorp, Inc.

Total Return Performance
350
300
250
200
150
100
50
0
Index Value
Cape Bancorp, Inc
NASDAQ Composite
SNL Mid-Atlantic Thrift Index
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending						
Index	**12/31/08**	**12/31/09**	**12/31/10**	**12/31/11**	**12/31/12**	**12/31/13**	**12/31/14**
Cape Bancorp, Inc	100.00	72.65	91.89	84.86	94.50	112.99	107.22
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22	300.31
SNL Mid-Atlantic Thrift Index	100.00	95.38	109.51	84.49	101.52	132.04	139.86

The following table sets forth the range of high and low bid information for the Company’s common stock as reported on NASDAQ for the period beginning January 1, 2013. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	2014		2013
	High	Low	High	Low
First Quarter	$11.18	$9.35	$9.35	$7.38
Second Quarter	$11.16	$10.05	$9.69	$7.15
Third Quarter	$10.80	$9.08	$9.91	$8.36
Fourth Quarter	$9.58	$8.79	$10.28	$9.00

(a) No equity securities were sold during the year ended December 31, 2014 that were not registered under the Securities Act.

(b) Not applicable.

(c) Between October 1, 2014 band December 31, 2014, the Company did not repurchase any shares of its common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of Cape Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bancorp and related notes included elsewhere in this Annual Report.

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,079,894	$1,092,879	$1,040,798	$1,071,128	$1,061,042
Cash and cash equivalents	$31,472	$24,861	$24,228	$25,475	$14,997
Investment securities available for sale, at fair value	$147,788	$157,166	$170,857	$190,714	$157,407
Investment securities held to maturity	$17,924	$9,102	$-	$-	$-
Loans held for sale	$-	$1,814	$8,795	$7,657	$1,224
Loans, net	$770,289	$780,127	$714,396	$716,341	$772,318
Federal Home Loan Bank of New York stock, at cost	$7,053	$7,747	$5,775	$7,533	$8,721
Bank owned life insurance	$31,305	$31,177	$30,226	$29,249	$28,252
Deposits	$797,056	$798,422	$784,591	$774,403	$753,068
Borrowings	$136,342	$143,935	$97,965	$144,019	$169,637
Total stockholders' equity	$140,878	$140,427	$150,826	$145,719	$132,154

		Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Operating Data:
Interest income	$40,635	$41,041	$43,684	$46,467	$50,269
Interest expense	5,208	5,292	8,204	11,611	14,539
Net interest income	35,427	35,749	35,480	34,856	35,730
Provision for loan losses	3,014	2,011	4,461	19,607	7,496
Net interest income after provision for loan losses	32,413	33,738	31,019	15,249	28,234
Non-interest income	6,651	5,966	7,814	5,311	2,851
Non-interest expense	28,027	29,922	31,622	30,928	28,534
Income (loss) before income tax expense	11,037	9,782	7,211	(10,368)	2,551
Income tax expense (benefit)	4,253	4,231	2,655	(18,355)	(1,490)
Net income	$6,784	$5,551	$4,556	$7,987	$4,041

		At or for the years ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.62%	0.53%	0.43%	0.75%	0.38%
Return on equity (ratio of net income to average equity)	4.80%	3.80%	3.05%	5.61%	3.06%
Earnings (loss) per share - fully diluted	$0.61	$0.46	$0.37	$0.64	$0.33
Average interest rate spread (1)	3.49%	3.66%	3.61%	3.42%	3.46%
Net interest margin (2)	3.58%	3.76%	3.75%	3.60%	3.66%
Efficiency ratio	66.45%	70.47%	71.68%	72.93%	68.59%
Non-interest expense to average total assets	2.44%	2.85%	3.01%	2.90%	2.68%
Average interest-earning assets to average interest-bearing liabilities	116.60%	117.78%	116.52%	114.71%	113.67%

Asset Quality Ratios:
Non-performing assets to total assets	1.25%	1.35%	2.61%	3.38%	4.41%
Non-performing loans to total loans	1.06%	0.93%	2.67%	3.77%	5.54%
Allowance for loan losses to non-performing loans	113.67%	127.05%	50.86%	46.10%	28.84%
Allowance for loan losses to total loans	1.20%	1.18%	1.36%	1.74%	1.60%

Capital Ratios:
Total capital (to risk-weighted assets)	14.55%	14.29%	15.36%	13.82%	13.90%
Tier I capital (to risk-weighted assets)	13.34%	13.07%	14.11%	12.57%	12.65%
Tier I capital (to average assets)	9.94%	9.53%	10.35%	9.15%	9.96%
Equity to assets	13.06%	12.85%	14.49%	13.60%	12.46%

Other Data:
Number of full service offices	14	14	15	16	17
Full time equivalent employees	178	190	193	191	205

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average earning assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview/Business Strategy

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence and an experienced executive management team. For the three years prior to the merger both banks had experienced strong asset quality and financial performance. The severe economic recession affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger. At December 31, 2014, we had total assets of $1.080 billion.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. More specifically, we offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small and mid-sized businesses. At December 31, 2014, our retail market area primarily included the area surrounding our 14 offices located in Cape May and Atlantic Counties, New Jersey.

In 2015, Cape Bank will focus on the following initiatives:

●	The successful integration of Colonial Bank

●	Continuation of the bank’s westward expansion to include further development of the metropolitan Philadelphia market.

●	Loan growth, particularly growth of the commercial loan portfolio

●	Core deposit growth.

Successful intergration of Colonial Bank:

Successful intergration of Colonial Bank into Cape Bank provides opportunities for significant financial rewards for Cape’s shareholders. This success depends on both the reduction of operating expenses and the conversion of Colonial’s data processing system. Considerable time and resources have been commited to this endeavor and management believes it is well positioned to realize the integration goals.

Continuation of the westward expansion:

Four years ago, management began to seek business outside the traditional footprint of Atlantic and Cape May Counties. The MDO in Burlington County has successfully developed a commercial portfolio and commercial deposit base since that time. An office in the western suburbs of Philadelphia was opened two years ago and currently houses the Bank’s Commercial Real Estate lending team. Finally, in January we brought in an experienced commercial lending team to focus on the Center City Philadelphia market. These initiatives along with the Colonial Bank purchase underscore the commitment to new markets. In light of the weakness in the gaming industry and the seasonality of the legacy markets, these steps should enhance shareholder value.

Loan growth:

Management believes that the most effective earning asset for a community bank like Cape is commercial lending. This product offers a market yield and can come coupled with deposit relationships. The shorter term of commercial loans make them less exposed to interest rate risk and quicker to reprice in a rising interest rate environment than residential mortgage loans. While a target, management recognizes the highly competitive market for commercial loans makes growth a challenge.

Core deposits:

For many years, core deposits were a key driver of value for community banks. With the high level liquidity available since the recession, banks were able to have sufficient deposit levels to fund the modest demand for loans. Management believes that this may be changing particularly in light of a potential increase in rates stemming from a policy shift at the FOMC. In response, the ability to establish and grow core deposits is another tool in creating shareholder value.

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

Securities that are in a loss position for 12 months or longer are reviewed to determine if there is other-than-temporary impairment (OTTI). If the market value of the security is equal to or greater than 90% of the book value, no action will be taken. If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value and document the findings. At December 31, 2014, there were no securities to be evaluated.

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

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

The Company’s total assets at December 31, 2014 totaled $1.080 billion, a decrease of $13.0 million, or 1.19%, from the December 31, 2013 level of $1.093 billion. The decrease was primarily attributable to decreases in net loans of $9.8 million and loans held for sale totaling $1.8 million, a decrease in OREO totaling $2.2 million, a decrease in deferred income taxes of $3.2 million partially offset by increases in cash and cash equivalents of $6.6 million.

Cash and cash equivalents increased $6.6 million, or 26.59%, to $31.5 million at December 31, 2014 from $24.9 million at December 31, 2013. Interest-bearing time deposits increased $353,000 or 3.84%, to $9.5 million at December 31, 2014 from $9.2 million at December 31, 2013. The Company invests in time deposits of other banks generally for terms ranging from one to two years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total loans decreased $9.8 million, or 1.24%, to $779.7 million at December 31, 2014 from $789.5 million at December 31, 2013. Net loans decreased $9.8 million, net of a increase in the allowance for loan losses of $57,000 resulting from decreases in residential mortgage loans totaling $18.4 million, partially offset by increases in commercial loans of $8.0 million and consumer loans of $631,000. Commercial loan closings during 2014 more than offset the transfer of $5.3 million of classified commercial loans to loans held for sale, charge-offs and write-downs of loans transferred to loans held for sale totaling $2.3 million, normal amortizations, and several large early payoffs, including the payoff of a $6.5 million classified loan relationship in the first quarter. The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013. Delinquent loans increased $1.93 million to $11.76 million, or 1.51% of total gross loans at December 31, 2014 from $9.83 million, or 1.24% of total loans at December 31, 2013. Total delinquent loans by loan portfolio category at December 31, 2014 were $7.1 million of commercial mortgages, $3.1 million of residential mortgages, $703,000 of commercial business loans, and $827,000 of home equity loans. Delinquent loan balances by number of days delinquent were: 31 to 59 days – $3.1 million; 60 to 89 days – $837,000; and 90 days and greater – $7.9 million. Of these stated delinquencies, the Company had $429,000 of loans that were 90 days or more delinquent and still accruing (5 residential mortgage loans for $328,000 and 4 consumer loans for $101,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At December 31, 2014, the Company had $8.3 million in non-performing loans, or 1.06% of total loans, compared to $7.3 million, or 0.93% of total loans, at December 31, 2013. Non-performing loans do not include loans held for sale. Loans held for sale included $1.6 million of loans that were on non-accrual status at December 31, 2013. There were no loans held for sale at December 31, 2014. Included in non-performing loans are troubled debt restructurings totaling $819,000 and $881,000 at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, non-performing loans by loan portfolio category were as follows: $6.2 million of commercial mortgage loans; $916,000 of residential mortgage loans; $703,000 of commercial business loans; and $401,000 of home equity loans. Loan charge-offs and write-downs on loans transferred to HFS for the year ended December 31, 2014 totaled $3.3 million. Loans transferred to OREO during 2014 totaled $1.7 million.

At December 31, 2014, non-performing commercial loans had collateral type concentrations of $3.1 million (6 loans or 45%) secured by retail stores; $1.1 million (6 loans or 17%) secured by residential, duplex and multi-family properties; $1.3 million (1 loan or 18%) secured by B&B and hotels; $384,000 (2 loans or 6%) secured by commercial buildings and equipment; $205,000 (1 loan or 3%) secured by restaurant properties; and $788,000 (3 loans or 11%) secured by land and building lots. The three largest relationships in this category of non-performing loans are $1.8 million, $1.3 million, and $679,000.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified. For 2015, we will continue to aggressively manage all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities decreased $556,000, or 0.33%, to $165.7 million at December 31, 2014 from $166.3 million at December 31, 2013. At December 31, 2014, AFS securities totaled $147.8 million and HTM securities totaled $17.9 million. At December 31, 2013, AFS securities totaled $157.2 million and HTM securities totaled $9.1 million. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified $7.6 million of its AFS securities as HTM, as these securities may be particularly susceptible to changes in fair value in the near term, as a result of market volatility. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation securities (“CDOs”) with a book value of zero, resulting in $1.9 million gain.

Total deposits decreased $1.4 million, or 0.17%, to $797.0 million at December 31, 2014, from $798.4 million at December 31, 2013. The decrease is attributable to a $24.3 million, or 9.01%, decrease in certificates of deposit from $269.2 million at December 31, 2013 to $244.9 million at December 31, 2014, partially offset by an increase of $23.6 million in core deposits. Interest-bearing checking accounts and money market accounts increased $23.2 million, or 6.61%, to $373.9 million at December 31, 2014 from $350.7 million at December 31, 2013. This increase was attributable to increases in commercial and municipal interest-bearing checking accounts of $19.5 million and $7.3 million, respectively and an increase in personal interest checking accounts totaling $3.5 million, partially offset by a decrease in money market deposit accounts of $7.1 million. Non-interest bearing checking accounts increased $3.8 million, or 4.58%, to $86.3 million at December 31, 2014 from $82.5 million at December 31, 2013. Savings deposit accounts totaled $91.9 million at December 31, 2014, a decrease of $4.1 million, or 4.25%, from the December 31, 2013 total of $96.0 million..

Total borrowings decreased $7.6 million, or 5.28%, to $136.3 million at December 31, 2014 from $143.9 million at December 31, 2013. This primarily resulted from an decrease in the Federal Home Loan Bank (“FHLB”) overnight borrowing of $33.6 million partially offset by an increase in FHLB fixed rate advances totaling $25.0 million. At December 31, 2014, our borrowings to assets ratio decreased to 12.6% from 13.2% at December 31, 2013 primarily resulting from the previously mentioned decrease in the overnight borrowing. Borrowings to total liabilities decreased to 14.5% at December 31, 2014 from 15.1% at December 31, 2013.

Cape Bancorp’s total equity increased $451,000, or 0.32%, to $140.9 million, or 13.05% of total assets at December 31, 2014, from $140.4 million, or 12.85% of total assets at December 31, 2013. The increase was primarily attributable to a net increase of $4.2 million (earnings less dividends declared) in retained earnings, an improvement of $1.5 million in the accumulated other comprehensive loss and increases in paid-in-capital and unearned ESOP shares totaling $863,000. These increases were offset by a $6.0 million decrease related to the Company’s stock repurchase program. At December 31, 2014, tangible equity totaled $118.0 million or 11.16% of tangible assets compared to $117.6 million, or 10.99% of tangible assets at December 31, 2013. At December 31, 2014, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Tier I Risk-Based capital and Total Risk-Based Capital were 9.94%, 13.34% and 14.55%, respectively, all of which exceed well capitalized status.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General. The Company recorded net income of $6.8 million, or $0.62 per common share and $0.61 per fully diluted share for the year ended December 31, 2014 compared to net income of $5.6 million, or $0.47 per common and $0.46 per fully diluted share for the year ended December 31, 2013. Pre-tax income increased $1.3 million year-over-year primarily resulting from a $2.9 million increase in net securities gains, a $2.0 million decrease in salaries and employee benefits, partially offset by an increase in the loan loss provision of $1.0 million, a decrease in net interest income of $322,000, a decrease in net gains on the sale of loans of $790,000, a decrease in net gains on the sale of OREO of $355,000, lower OREO expenses of $809,000, lower loan related expenses of $686,000, and a reduction of $485,000 in Federal deposit insurance premiums.

Interest Income. Interest income decreased $406,000, or 0.99%, to $40.6 million for the year ended December 31, 2014, from $41.0 million for the year ended December 31, 2013. The decrease for the year resulted from a $333,000 decrease in interest income on investment securities and a $73,000 decrease in interest income on loans. The average balance of the investment portfolio decreased $5.8 million, or 3.07%, to $182.0 million for the year ended December 31, 2014 from $187.7 million for the year ended December 31, 2013. The average yield on the investment portfolio decreased 11 basis points to 1.95% for the year ended December 31, 2014 from 2.06% for the year ended December 31, 2013. The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates.

Average loan balances for the year ended December 31, 2014 increased $36.2 million, or 4.83%, to $784.9 million from $748.7 million for the year ended December 31, 2013. However, the average yield on loans declined 24 basis points to 4.71% for the year ended December 31, 2014 compared to 4.95% for the year ended December 31, 2013, reflecting a lower interest rate environment. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms approximated $368,000 for the year ended December 31, 2014 compared to $719,000 for the year ended December 31, 2013.

Interest Expense. Interest expense decreased $84,000, or 1.59%, to $5.2 million for the year ended December 31, 2014, from $5.3 million for the year ended December 31, 2013. The decrease in interest expense resulted from lower rates on interest-bearing deposit products, primarily certificates of deposit.

Interest expense on certificates of deposit decreased $253,000, or 11.46%, to $2.0 million for the year ended December 31, 2014, from $2.2 million for the year ended December 31, 2013. The average rate paid on certificates of deposit decreased 16 basis points to 0.74% for the year ended December 31, 2014, from 0.90% for the year ended December 31, 2013 while the average balance of certificates of deposit increased $20.7 million, or 8.43% to $265.6 million for the year ended December 31, 2014, from $244.9 million for the year ended December 31, 2013. Interest expense on interest-bearing demand accounts decreased $37,000, or 8.49%, from $436,000 for the year ended December 31, 2013 to $399,000 for the year ended December 31, 2014, while the average balance of interest-bearing demand accounts increased $19.9 million, or 9.84%, to $222.3 million for the year ended December 31, 2014 from $202.4 million for the year ended December 31, 2013. The average rate paid on interest-bearing demand accounts decreased 4 basis points to 0.18% for the year ended December 31, 2013 from 0.22% for the year ended December 31, 2013. Interest expense on savings accounts decreased $11,000 to $53,000 for the year ended December 31, 2014, from $64,000 for the year ended December 31, 2013. The average rate paid on savings deposits decreased 1 basis point to 0.06% for the year ended December 31, 2014 from 0.07% for the year ended December 31, 2013, while the average balance of savings accounts decreased $2.5 million or 2.61% to $94.3 million for the year ended December 31, 2014 from $96.8 million for the year ended December 31, 2013. Interest expense on money market accounts increased $69,000 to $346,000 for the year ended December 31, 2014 from $277,000 for the year ended December 31, 2013. The average rate paid on money market accounts increased 9 basis points to 0.26% for the year ended December 31, 2014, from 0.17% for the year ended December 31, 2013, while the average balance of money market accounts decreased $26.4 million, or 16.33% to $135.4 million for the year ended December 31, 2014 from $161.8 million for the year ended December 31, 2013. The average balance of interest-bearing demand accounts and money market accounts includes both indexed priced and fixed rate municipal account relationships for the year ended December 31, 2014, with an average balance of $89.4 million and an average rate of 0.27%, compared to an average balance of $87.8 million and an average rate of 0.36% for the year ended December 31, 2013.

Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) increased $148,000, or 6.42%, to $2.5 million for the year ended December 31, 2014 from $2.3 million for the year ended December 31, 2013. The average balance of borrowings increased $30.8 million, or 30.30%, to $132.3 million for the year ended December 31, 2014, from $101.5 million for the year ended December 31, 2013. The average rate paid on borrowings decreased 41 basis points to 1.86% for the year ended December 31, 2014, from 2.27% for the year ended December 31, 2013. The increase in the average borrowings balance reflects the increased funding needs resulting from the increase in the average loan volume of $36.2 million.

Net Interest Income. Net interest income decreased $322,000, or 0.90%, to $35.4 million for the year ended December 31, 2014, from $35.7 million for the year ended December 31, 2013. The net interest margin decreased by 18 basis points to 3.58% for the year ended December 31, 2014, from 3.76% for the year ended December 31, 2013. The yield on interest-earning assets declined 22 basis points to 4.10% for the year ended December 31, 2014 compared to 4.32% for the year ended December 31, 2013, while the cost of interest-bearing liabilities declined 5 basis points to 0.61% for the year ended December 31, 2014 compared to 0.66% for the same period last year. The ratio of average interest earning assets to average interest bearing liabilities decreased to 116.60% during the year ended December 31, 2014, from 117.78% for the year ended December 31, 2013.

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

The Company recorded a provision for loan losses of $3.0 million for the year ended December 31, 2014 compared to $2.0 million for the year ended December 31, 2013 resulting from charge-offs and write-downs of loans transferred to HFS totaling $3.3 million in 2014 compared to charge-offs totaling $2.8 million in 2013. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) decreased to 113.67% at December 31, 2014, from 127.05% at December 31, 2013 primarily due to a $915,000 increase in non-performing loans. Included in the 2014 charge-offs of $2.8 million were partial charge-offs totaling $1.5 million. The amount of non-performing loans for which the full loss has been charged-off to total loans is 0.19%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 17.73%. Loan loss recoveries were $379,000 for the year ended December 31, 2014 compared to $253,000 for the year ended December 31, 2013.

Our allowance for loans losses increased $57,000 or 0.61%, to $9.4 million at December 31, 2014, from $9.3 million at December 31, 2013. The ratio of our allowance for loan losses to total loans increased to 1.20% at December 31, 2014, from 1.18% at December 31, 2013.

Non-Interest Income. Non-interest income increased $685,000, or 11.48%, to $6.7 million for the year ended December 31, 2014, from $6.0 million for the year ended December 31, 2013. Net gains on sales of investment securities totaling $2.3 million for the year ended December 31, 2014 compared to net losses on the sale of investment securities totaling $561,000 for the year ended December 31, 2013. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sale of loans totaled $432,000 for the year ended December 31, 2014 compared to net gains on the sale of loans totaling $1.2 million for the year ended December 31, 2013. Net gains on the sale of residential loans declined $791,000 reflecting the Company’s decision to exit the residential mortgage origination business effective December 31, 2013. Service fee income decreased resulting from lower NSF/UCF income, a decrease in check card processing fees and ATM fees, and a decrease in commercial loan service fee income. The year ended December 31, 2014 included net losses on the sale of OREO totaling $274,000 compared to net gains of $81,000 for the year ended December 31,, 2013. Other operating income totaled $397,000 for the year ended December 31, 2014, a decrease of $435,000 from the twelve months ended December 31, 2013 total of $804,000. The year ended ended December 31, 2014 included life insurance proceeds totaling $195,000 from bank owned life insurance. The twelve months ended December 31, 2013 included a gain on the sale of a parcel of land, previously classified as assets held for sale, in the amount of $569,000. In addition, the twelve month period of 2013 included fee income on loans sold to correspondents of $114,000. As a result of the Company’s decision to exit the residential mortgage origination business effective December 31, 2013, the 2014 twelve month period does not include this fee income.

Non-Interest Expense. Non-interest expense decreased $1.9 million or 6.33%, to $28.0 million for the year ended December 31, 2014 from $29.9 million for the year ended December 31, 2013. Salaries and employee benefits for the year ended December 31, 2014 totaled $13.9 million compared to $15.9 million for the year ended December 31, 2013, a decrease of $2.0 million, or 12.72%.. The decrease is primarily attributable to reduced staffing levels related to the exiting of the residential loan origination business and a reduction in incentive based compensation programs. Federal deposit insurance premiums totaled $785,000 for the year ended December 31, 2014, a decrease of $143,000 from the $938,000 for the year ended December 31, 2013. For the year ended December 31, 2014, loan related expenses totaled $1.3 million compared to $1.5 million for the year ended December 31, 2013. The decline in loan related expenses corresponds to the improvement in our asset quality metrics. OREO expenses totaled $1.5 million for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013. The 2013 period included higher OREO write-downs. The twelve months ended December 31, 2014 reflects reductions in equipment, data processing and telecommunications expenses of $654,000 when compared to the twelve months ended December 31, 2013. These reductions result primarily from the cost savings associated with changing to our new core processor in the fourth quarter of 2013. The year ended December 31, 2014 includes expenses related to the pending Colonial merger totaling $820,000. Other operating expenses declined $432,000 from $3.6 million for the year ended December 31, 2013 to $3.2 million for the year ended December 31, 2014. The 2013 period included core conversion costs and expenses on loans sold to correspondents.

Income Tax Expense. For the year ended December 31, 2014 income tax expense totaled $4.3 million compared to income tax expense of $4.2 million for the year ended December 31, 2013, resulting in an effective tax rate of 38.1% for 2014 and 43.2% for 2013. The increase in the effective tax rate for 2013 was primarily due to higher state income taxes combined with a lower amount of tax-exempt and BOLI income compared to total income, as well as the expiration of some additional charitable contribution carryforwards offset by the remaining decrease in the valuation allowance.

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

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$24,141	$99	0.41%	$14,656	$102	0.70%	$27,080	$136	0.50%
Investments	181,961	3,546	1.95%	187,715	3,876	2.06%	182,997	4,670	2.55%
Loans	784,857	36,990	4.71%	748,682	37,063	4.95%	735,409	38,878	5.29%
Total interest-earning assets	990,959	40,635	4.10%	951,053	41,041	4.32%	945,486	43,684	4.62%
Noninterest-earning assets	104,885			107,371			116,283
Allowance for loan losses	(9,653)			(9,878)			(12,411)
Total assets	$1,086,191			$1,048,546			$1,049,358

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	222,302	399	0.18%	$202,391	436	0.22%	$163,011	552	0.34%
Savings accounts	94,290	53	0.06%	96,815	64	0.07%	92,488	154	0.17%
Money market accounts	135,396	346	0.26%	161,815	277	0.17%	169,614	686	0.40%
Certificates of deposit	265,569	1,955	0.74%	244,922	2,208	0.90%	259,447	3,082	1.19%
Borrowings	132,300	2,455	1.86%	101,534	2,307	2.27%	126,843	3,730	2.94%
Total interest-bearing liabilities	849,857	5,208	0.61%	807,477	5,292	0.66%	811,403	8,204	1.01%
Noninterest-bearing deposits	87,018			85,399			82,218
Other liabilities	7,881			9,600			6,395
Total liabilities	944,756			902,476			900,016
Stockholders' equity	141,436			146,071			149,341
Total liabilities and stockholders' equity	$1,086,191			$1,048,546			$1,049,358
Net interest income		$35,427			$35,749			$35,480

Net interest spread			3.49%			3.66%			3.61%

Net interest margin			3.58%			3.76%			3.75%
Net interest income and margin (tax equivalent basis) (1)		$35,640	3.60%		$36,023	3.79%		$35,877	3.79%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.60%			117.78%			116.52%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $213,000, $274,000, and $397,000 for the years ended December 31, 2014, 2013 and 2012 respectively. The average yield on investments increased from 1.95% (book basis)to 2.07% (tax-equivalent basis) for the year ended December 31, 2014, increased from 2.06% (book basis) to 2.21% (tax-equivalentbasis) for the year-ended December 31, 2013, and increased from 2.55% (book basis) to 2.76% (tax-equivalent basis) for the year-ended December 31, 2012

Rate/Volume Analysis

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

	For the year ended December 31, 2014			For the year ended December 31, 2013
	compared to the year ended December 31, 2013			compared to the year ended December 31, 2012
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
		(in thousands)			(in thousands)
Interest Earning Assets
Interest-earning deposits	$66	$(69)	$(3)	$(63)	$29	$(34)
Investments	(123)	(207)	(330)	118	(912)	(794)
Loans	1,738	(1,811)	(73)	678	(2,493)	(1,815)
Total interest income	1,681	(2,087)	(406)	733	(3,376)	(2,643)

Interest-Bearing Liabilities
Interest-bearing demand accounts	43	(80)	(37)	133	(249)	(116)
Savings accounts	(2)	(9)	(11)	7	(97)	(90)
Money market accounts	(46)	115	69	(32)	(377)	(409)
Certificates of deposit	184	(437)	(253)	(174)	(700)	(874)
Borrowings	694	(546)	148	(748)	(675)	(1,423)
Total interest expense	873	(957)	(84)	(814)	(2,098)	(2,912)

Total net interest income	$808	$(1,130)	$(322)	$1,547	$(1,278)	$269

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, interest rate risk is a significant risk to our net interest income and earnings. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, Interest Rate Risk is a prominent responsibility of the Enterprise Risk Management Committee of the Board of Directors, as well as the management level Asset/Liability Committee. The Enterprise Risk Management Committee of the Board of Directors, which meets quarterly, is responsible for advising the Boards of Directors regarding the Company's risk exposures, including interest rate, funding/liquidity, regulatory compliance, credit, operational, and reputational risks. With regard to interest rate risk the Enterprise Risk Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our Board of Directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives and managing this risk consistent with the guidelines approved by the Board of Directors.

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

The table below sets forth, as of December 31, 2014, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$153,568	$(18,187)	-10.60%	$33,017	$(2,331)	-6.60%
+100	$164,971	$(6,784)	-3.90%	$34,296	$(1,052)	-3.00%
0	$171,755			$35,348
-100	$156,123	$(15,632)	-9.10%	$35,229	$(119)	-0.30%
-200	$138,690	$(33,065)	-19.30%	$35,012	$(336)	-1.00%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at December 31, 2014, in the event of a 100 basis point increase in interest rates, we would experience a 3.9% decrease in net portfolio value and a $1.1 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 9.1% decrease in net portfolio value and a $119,000 decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $29.0 million during 2014 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of December 31, 2014, the Company’s investment portfolio consisted of AFS securities with a fair market value of $147.8 million and HTM securities at amortized cost of $17.9 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $1.3 million, or 1.07%, during 2014, and comprised 84.88% of total liabilities at December 31, 2014, as compared to 83.83% at December 31, 2013.

Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. Capital stress testing is performed quarterly, unless circumstance dictates more frequently, and all testing results are reported to the Board of Directors. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 16, “Regulatory Matters” of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we originate. For additional information, see Note 13, “Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk” of the Notes to Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(in thousands)

Borrowings	$55,400	$57,425	$23,517	$-	$136,342
Operating leases	270	378	34	-	682
Certificates of deposit	177,346	54,178	13,407	-	244,931
Total	$233,016	$111,981	$36,958	$-	$381,955

Commitments to extend credit	$91,514	$-	$-	$-	$91,514

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

Cape Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This report appears on page F-1.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firms

(B)	Consolidated Balance Sheets as of December 31, 2014 and 2013

(C)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated as of September 10, 2014 by and between Cape Bancorp, Inc. and Colonial Financial Services, Inc. (1)
3.1	Articles of Incorporation of Cape Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (3)
4	Form of Common Stock Certificate of Cape Bancorp, Inc. (2)
10.1	Form of Employee Stock Ownership Plan (2)
10.2	Employment Agreement for Michael D. Devlin (6)
10.3	Change in Control Agreement for Guy Hackney (4)
10.4	Change in Control Agreement for James McGowan, Jr. (4)
10.5	Change in Control Agreement for Michele Pollack (4)
10.6	Change in Control Agreement for Charles L. Pinto (5)
10.7	Form of Director Retirement Plan (2)
10.8	2008 Equity Incentive Plan (7)
14	Code of Ethics (8)
21	Subsidiaries of Registrant
23.1	Consent of Crowe Horwath LLP
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the years ended December 31, 2014 and comparable prior years formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-33934) filed with the Securities and Exchange Commissions on September 11, 2014.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: March 9, 2015	By:	/s/ Michael D. Devlin
Michael D. Devlin Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael D. Devlin	Chief Executive Officer and President (Principal Executive Officer)	March 9, 2015
Michael D. Devlin

/s/ Guy Hackney	Chief Financial Officer	March 9, 2015
Guy Hackney	(Principal Financial and Accounting Officer)

/s/ James J. Lynch	Director	March 9, 2015
James J. Lynch

/s/ Agostino R. Fabietti	Director	March 9, 2015
Agostino R. Fabietti

/s/ Roy Goldberg	Director	March 9, 2015
Roy Goldberg

/s/ Benjamin D. Goldman	Director	March 9, 2015
Benjamin D. Goldman

/s/ Frank J. Glaser	Director	March 9, 2015
Frank J. Glaser

/s/ Althea L.A. Skeels	Director	March 9, 2015
Althea L.A. Skeels

/s/ David C. Ingersoll, Jr.	Director	March 9, 2015
David C. Ingersoll, Jr.

/s/ Matthew J. Reynolds	Director	March 9, 2015
Matthew J. Reynolds

/s/ Thomas K. Ritter	Director	March 9, 2015
Thomas K. Ritter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CAPE BANCORP, INC. AND SUBSIDIARIES

*    *    *

Crowe Horwath LLP Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Cape Bancorp, Inc. and subsidiaries’ (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Livingston, New Jersey

March 10, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cape Bancorp, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Cape Bancorp, Inc. and subsidiaries (the Company) for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 15, 2013

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash & due from financial institutions	$6,785	$6,940
Interest-bearing bank balances	24,687	17,921
Cash and cash equivalents	31,472	24,861
Interest-bearing time deposits	9,538	9,185
Investment securities available for sale, at fair value (amortized cost of $149,155 and $161,907 respectively)	147,788	157,166
Investment securities held to maturity, at amortized cost (fair value of $17,746 and $8,906, respectively)	17,924	9,102
Loans held for sale	-	1,814
Loans, net of allowance of $9,387 and $9,330, respectively	770,289	780,127
Accrued interest receivable	3,196	3,235
Premises and equipment, net	19,672	20,024
Other real estate owned	5,279	7,449
Federal Home Loan Bank (FHLB) stock, at cost	7,053	7,747
Deferred income taxes	10,062	15,628
Bank owned life insurance (BOLI)	31,305	31,177
Goodwill	22,575	22,575
Intangible assets, net	330	298
Other assets	3,411	2,491
Total assets	$1,079,894	$1,092,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$710,788	$715,934
Noninterest-bearing deposits	86,268	82,488
Federal funds purchased and repurchase agreements	9,956	9,940
Federal Home Loan Bank borrowings	126,386	133,995
Advances from borrowers for taxes and insurance	711	768
Accrued interest payable	120	102
Other liabilities	4,787	9,225
Total liabilities	939,016	952,452

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at December 31, 2014 and December 31, 2013; outstanding 11,475,396 shares at December 31, 2014 and 12,059,785 shares at December 31, 2013	133	133
Additional paid-in capital	128,630	128,193
Treasury stock at cost: 1,869,380 shares at December 31, 2014 and 1,284,991 shares at December 31, 2013	(18,077)	(12,035)
Unearned ESOP shares	(7,676)	(8,102)
Accumulated other comprehensive loss, net	(1,483)	(2,951)
Retained earnings	39,351	35,189
Total stockholders' equity	140,878	140,427
Total liabilities & stockholders' equity	$1,079,894	$1,092,879

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2014	2013	2012
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$36,990	$37,063	$38,878
Interest and dividends on investments
Taxable	1,604	1,659	1,854
Tax-exempt	374	487	697
Interest on mortgage-backed securities	1,667	1,832	2,255
Total interest income	40,635	41,041	43,684
Interest expense:
Interest on deposits	2,753	2,985	4,474
Interest on borrowings	2,455	2,307	3,730
Total interest expense	5,208	5,292	8,204
Net interest income before provision for loan losses	35,427	35,749	35,480
Provision for loan losses	3,014	2,011	4,461
Net interest income after provision for loan losses	32,413	33,738	31,019
Non-interest income:
Service fees	2,938	3,469	3,678
Net gains on sale of loans	432	1,222	423
Net increase from BOLI	889	951	977
Gain (loss) on sale of investment securities available for sale, net	2,297	(561)	1,604
Net gain (loss) on sale of OREO	(274)	81	(260)
Gain on sale of bank premises	-	-	425
Other	369	804	975
Gross other-than-temporary impairment losses	-	-	(72)
Less: Portion of loss recognized in other comprehensive income	-	-	64
Net other-than-temporary impairment losses	-	-	(8)
Total non-interest income	6,651	5,966	7,814
Non-interest expense:
Salaries and employee benefits	13,872	15,893	14,363
Occupancy expenses, net	1,939	1,728	1,748
Equipment expenses	992	1,116	1,178
Federal insurance premiums	785	928	1,413
Data processing	944	1,393	1,424
Loan related expenses	1,285	1,463	2,149
Advertising	782	597	695
Telecommunications	1,138	1,219	1,184
Professional services	771	675	724
Merger related expenses	820	-	-
OREO expenses	1,465	1,244	2,053
Other operating	3,234	3,666	4,691
Total non-interest expense	28,027	29,922	31,622
Income before income taxes	11,037	9,782	7,211
Income tax expense	4,253	4,231	2,655
Net income	$6,784	$5,551	$4,556

Earnings per share (see Note 17):
Basic	$0.62	$0.47	$0.37
Diluted	$0.61	$0.46	$0.37

Weighted average number of shares outstanding:
Basic	10,893,561	11,904,369	12,441,219
Diluted	11,015,015	11,950,943	12,443,298

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2014			2013			2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)

Net income	$11,037	$4,253	$6,784	$9,782	$4,231	$5,551	$7,211	$2,655	$4,556
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	3,781	1,510	2,271	(4,172)	(1,667)	(2,505)	2,100	841	1,259
Increase in fair value of AFS securities sold	1,889	754	1,135	-	-	-	-	-	-
Amortization of previously unrealized loss on AFS securities transferred to HTM	(100)	(40)	(60)	(174)	(70)	(104)	-	-	-
Non-credit related unrealized gain (loss) on other-than-temporarily impaired CDOs	-	-	-	-	-	-	(64)	(26)	(38)
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(2,297)	(917)	(1,380)	561	224	337	(1,604)	(641)	(963)
Unrealized holding gains (losses) arising during the period on interest rate swap	(829)	(331)	(498)	-	-	-	-	-	-
Less reclassification adjustment for credit related OTTI realized in net income	-	-	-	-	-	-	8	3	5
Total other comprehensive income (loss)	2,444	976	1,468	(3,785)	(1,513)	(2,272)	440	177	263

Total comprehensive income	$13,481	$5,229	$8,252	$5,997	$2,718	$3,279	$7,651	$2,832	$4,819

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2014, 2013 and 2012

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)

Balance, December 31, 2011	133	127,364	(81)	(8,954)	(942)	28,199	145,719
Net income	-	-	-	-	-	4,556	4,556
Other comprehensive income	-	-	-	-	263	-	263
Stock option compensation expense	-	356	-	-	-	-	356
Restricted stock compensation expense	-	10	-	-	-	-	10
Issuance of stock for stock options	-	98	81	-	-	-	179
Cash dividends declared on common stock stock ($0.05 per share)	-	-	-	-	-	(622)	(622)
ESOP shares earned	-	(61)	-	426	-	-	365
Balance, December 31, 2012	133	127,767	-	(8,528)	(679)	32,133	150,826
Net income	-	-	-	-	-	5,551	5,551
Other comprehensive loss	-	-	-	-	(2,272)	-	(2,272)
Stock option compensation expense	-	444	-	-	-	-	444
Restricted stock compensation expense	-	17	-	-	-	-	17
Issuance of stock for stock options	-	33	113	-	-	-	146
Issuance of restricted stock		(38)	38
Cash dividends declared on common stock stock ($0.21 per share)	-	-	-	-	-	(2,495)	(2,495)
Common stock repurchased -1,301,116 shares	-	-	(12,186)	-	-	-	(12,186)
ESOP shares earned	-	(30)	-	426	-	-	396
Balance, December 31, 2013	$133	$128,193	$(12,035)	$(8,102)	$(2,951)	$35,189	$140,427
Net income	-	-	-	-	-	6,784	6,784
Other comprehensive income (loss)	-	-	-	-	1,468	-	1,468
Stock option compensation expense	-	448	-	-	-	-	448
Restricted stock compensation expense	-	23	-	-	-	-	23
Issuance of stock for stock options	-	(40)	173	-	-	-	133
Cash dividends declared on common stock ($0.24 per share)	-	-	-	-	-	(2,622)	(2,622)
Common stock repurchased - 602,389 shares	-	-	(6,215)	-	-	-	(6,215)
ESOP shares earned	-	6	-	426	-	-	432
Balance, December 31, 2014	$133	$128,630	$(18,077)	$(7,676)	$(1,483)	$39,351	$140,878

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$6,784	$5,551	$4,556
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,014	2,011	4,461
Net (gain) loss on the sale of loans	(432)	(1,222)	(423)
Gain on the sale of bank premises	-	-	(425)
Net (gain) loss on the sale of assets held for sale	-	(569)	-
Net (gain) loss on the sale of other real estate owned	274	(81)	260
Write-down of other real estate owned	679	492	1,062
Prepayment penalty on debt extinguishment	-	-	921
Loss on impairment of securities	-	-	8
Net (gain) loss on sale of investments	(2,297)	561	(1,604)
Gain on the sale of merchant card business	-	-	(350)
Earnings on BOLI	(889)	(951)	(977)
Originations of loans held for sale	-	(39,294)	(49,256)
Proceeds from sales of loans	2,241	46,994	47,612
Depreciation and amortization	2,227	2,050	1,574
ESOP and stock-based compensation expense	903	857	731
Deferred income taxes	4,702	3,522	2,683
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	39	(144)	510
Other assets	(1,605)	3,239	3,425
Accrued interest payable	18	(46)	(383)
Other liabilities	(5,012)	(1,619)	(430)
Net cash provided by operating activities	10,646	21,351	13,955
Cash flows from investing activities
Proceeds from sales of AFS securities	21,600	20,927	67,419
Proceeds from calls, maturities, and principal repayments of AFS securities	28,633	43,647	55,150
Proceeds from calls, maturities, and principal repayments of HTM securities	-	1,714	-
Purchases of AFS securities	(43,201)	(60,956)	(99,274)
Purchases of HTM securities	(1,177)	(481)	-
Redemption (Purchase) of Federal Home Loan Bank stock	694	(1,972)	1,758
Proceeds from the sale of merchant card business	-	-	350
Proceeds from the sale of assets held for sale	-	842	-
Proceeds from sale of other real estate owned	3,257	5,826	9,969
Proceeds from bank owned life insurance	761	-	-
(Increase) decrease in interest-bearing time deposits	(353)	74	569
(Increase) decrease in loans, net	(278)	(74,003)	(12,474)
Proceeds from sales of loans transferred from loans to loans held for sales	5,323	-	-
Purchases of premises and equipment	(567)	(747)	(1,146)
Net cash (used in) provided by investing activities	14,692	(65,129)	22,321
Cash flows from financing activities
Net increase (decrease) in deposits	(1,366)	13,831	10,188
Increase (decrease) in advances from borrowers for taxes and insurance	(57)	116	70
Increase in long-term borrowings	11,000	-	59,000
Repayments of long-term borrowings	-	(15,000)	(106,338)
Increase (decrease) in short-term borrowings	(19,600)	60,000	-
Purchase of Treasury stock	(6,215)	(12,186)	-
Proceeds from exercise of shares from stock option	133	145	179
Dividends paid on common stock	(2,622)	(2,495)	(622)
Net cash provided by (used in) financing activities	(18,727)	44,411	(37,523)
Net increase (decrease) in cash and cash equivalents	6,611	633	(1,247)
Cash and cash equivalents at beginning of year	24,861	24,228	25,475
Cash and cash equivalents at end of year	$31,472	$24,861	$24,228
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$5,190	$5,338	$8,587
Income taxes, net of refunds	$320	$(1,668)	$(446)
Supplementary disclosure of non-cash investing activities:
AFS investment security sales that settle after year-end	$-	$-	$281
AFS investment security purchases that settle after year-end	$-	$4,189	$2,000
AFS investment security purchase commitments that settled during the period	$(4,189)	$(2,000)	$-
Transfers from AFS to HTM investment securities	$7,614	$10,148	$-
Transfers between loans and loans held for sale, net	$4,550	$825	$-
Transfers from loans to other real estate owned	$1,636	$6,498	$10,158

See accompanying notes to consolidated financial statements.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Cape Bancorp Inc., (the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank.

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products through its fourteen full service offices located throughout Atlantic and Cape May counties in Southern New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey, one drive-up teller/ATM operation in Atlantic County, three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015).

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest bearing bank balances. The Federal Reserve Bank required reserves of $659,000 as of December 31, 2014, and $732,000 as of December 31, 2013, are included in these balances.

Interest-Bearing Time Deposits: Interest-bearing time deposits are held to maturity, are carried at cost and have original maturities greater than three months.

Investment Securities: The Bank classifies investment securities as either available for sale (“AFS”) or held to maturity (“HTM”). Investment securities classified as AFS are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. Investment securities classified as HTM are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the related investments, using the level yield method. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014 and September 2013, the Bank reclassified a portion of the available for sale securities as held to maturity as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method. When the fair value of a debt security has declined below the amortized cost at the measurement date, if an entity intends to sell a security or is more likely than not to sell the security before the recovery of the security’s cost basis, the entity must recognize the other-than-temporary impairment (“OTTI”) in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more likely than not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is classified as OTTI. The related OTTI loss on the debt security will be recognized in earnings to the extent of the credit losses, with the remaining impairment loss recognized in accumulated other comprehensive income. In estimating OTTI losses, management considers: the length of time and extent that the fair value of the security has been less than the cost of the security, the financial condition and near term prospects of the issuer, cash flow, stress testing analysis on securities, when applicable, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Loans Held for Sale (“HFS”): HFS consists of residential mortgage loans originated and intended for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to HFS, all of which are carried at the lower of aggregate cost or fair market value. The fair values of residential mortgage loans are based on the price secondary markets were currently offering for similar loans using observable market data. The fair values of loans transferred from the loan portfolio to HFS are based on the amounts offered for these loans in currently pending sales transactions or as determined by outstanding commitments from investors. Write-downs on loans transferred to HFS are charged to the allowance for loan losses. Subsequent declines in fair value, if any, are charged to operating income and the HFS balance is reduced. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loans sold. At December 31, 2014, there were no residential mortgages classified as HFS as the Bank exited the residential mortgage loan origination business effective December 31, 2013. At December 31, 2013, HFS included $185,000 of residential mortgage loans.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At December 31, 2014, TDRs totaled $5.7 million, of which $4.9 million were accruing TDRs and $819,000 were non-accruing TDRs. This compares to $4.3 million of TDRs at December 31, 2013, of which $3.4 million were accruing TDRs and $881,000 were non-accruing TDRs. (See Note 4 - Loans Receivable).

Significant changes to the allowance for loan losses methodology are evaluated by the Company at each reporting period. For the period ended December 31, 2014, the Company enhanced its methodology utilized to determine the historical loss experience. In previous periods, the Company utilized a three-year look back period for actual loss experience with the most recent year being allocated a higher weighting than the previous years. For the period ended December 31, 2014, the Company determined that applying equal weighting to each of the three years represented a more appropriate reflection of its historical experience. The impact of this change to the methodology resulted in an increase of approximately $440,000 to the allowance for loan losses at December 31, 2014.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on collateral. The following portfolio classes have been identified:

Commercial Secured by Real Estate: Commercial real estate properties primarily include office and medical buildings, retail space, restaurants, multifamily and warehouse or flex space. Some properties are considered “mixed use” as they are a combination of building types, such as an apartment building that may also have retail space. Multifamily loans are expected to be repaid from the cash flow of the underlying property, so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Other Commercial:The Bank provides commercial lines of credit loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory and equipment. These loans are typically repaid first by the cash flow generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial lines of credit loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

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

Other Real Estate Owned (“OREO”): Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO and is initially recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If the fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2014 was performed in the fourth quarter at which time there was no impairment to be recognized.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 5 to 13 years. Other intangible assets also include loan servicing rights which are amortized on the level yield method over the life of the loan. Other intangible assets are assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

Defined Benefit Plan: The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (The “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. (See Note 14 – Benefit Plans).

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of December 31, 2014, 222,138 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan. (See Note 14 – Benefit Plans).

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

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax purposes are the allowance for loan losses, deferred compensation, deferred loan fees, charitable contributions, depreciation and OTTI charges. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against net deferred tax assets when management has concluded that it is not more likely than not that a portion, or all, will be realized. Management considers several factors in determining whether a portion, or all, of the valuation allowance should be reversed such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies.

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

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity and unrealized holding gains and losses arising during the period on interest rate swaps. (See the Consolidated Statement of Changes in Comprehensive Income).

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

On April 18, 2013, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 667,239 shares, of the Company’s issued and outstanding shares. The repurchase was completed on July 16, 2013. Furthermore, on July 19, 2013, the Company announced that the Board of Directors authorized a second repurchase program for the repurchase of up to 5%, or approximately 633,877 shares, of the Company’s issued and outstanding shares. The second repurchase plan was completed on October 3, 2013. On December 23, 2013, the Company announced that the Board of Directors authorized a third stock repurchase plan under which the Company would repurchase up to 5%, or approximately 602,989 shares, of the Company’s issued and outstanding shares. The third repurchase plan was completed on September 2, 2014. The average repurchase price for the three stock repurchase plans was $9.67 per share.

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

          In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, “Revenue from Contracts with Customers”.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available-for-sale and held-to-maturity at December 31, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$39,978	$16	$(560)	$39,434
Municipal bonds	8,288	46	(17)	8,317
Collateralized debt obligations	-	-	-	-
Corporate bonds	23,836	15	(73)	23,778
Total debt securities	$72,102	$77	$(650)	$71,529

Equity securities
CRA Qualified Investment Fund	$5,000	$-	$(183)	$4,817
Total equity securities	$5,000	$-	$(183)	$4,817

Mortgage-backed securities
GNMA pass-through certificates	$2,103	$113	$-	$2,216
FHLMC pass-through certificates	3,464	7	(13)	3,458
FNMA pass-through certificates	9,729	33	(16)	9,746
Collateralized mortgage obligations	56,757	62	(797)	56,022
Total mortgage-backed securities	$72,053	$215	$(826)	$71,442
Total securities available-for-sale	$149,155	$292	$(1,659)	$147,788

Investment securities held-to-maturity
Debt securities
Municipal bonds	$10,065	$139	$(56)	$10,148
U.S. Government and agency obligations	$7,859	$-	$(261)	$7,598
Total debt securities	$17,924	$139	$(317)	$17,746
Total securities held-to-maturity	$17,924	$139	$(317)	$17,746

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

Proceeds from sales of securities available for sale were $21.6 million and $20.9 million for the years ended December 31, 2014 and 2013, respectively. Gross realized gains on sales of investment securities during 2014 were $2.3 million, compared to $831,000 during 2013. The Company also realized gross losses of $1.4 million during 2013 as it sold securities that it viewed as having a greater than acceptable level of potential risk in the future. Proceeds from security calls, maturities, and return of principal were $29.0 million and $45.3 million for the years ended December 31, 2014 and 2013, respectively.

Securities having a fair value of approximately $79.9 million and $50.6 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and other borrowings.  The Bank did not hold any trading securities during the years ended December 31, 2014 or December 31, 2013.

On March 3, 2014, $7.6 million of agency debt securities were transferred from AFS to HTM at fair value which the Bank has the ability and positive intent to hold to maturity. These securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility. Additionally, the Bank expects to recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity. Each transfer was done at fair value and any previously unrealized gain or loss will be amortized or accreted to investment securities in the consolidated statements of operation. The unrealized holding gain or loss at March 3, 2014 related to this transfer, will continue to be reported in a separate component of shareholders’ equity and will be amortized or accreted over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization or accretion of any premium or discount, and will result in no net effect to the investment yield. These securities had gross unrealized losses at the time of transfer of $377,000, of which $276,000 was in a loss position for less than 12 months.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$8,958	$(42)	$34,214	$(779)	$43,172	$(821)
Municipal bonds	3,098	(17)	3,824	(56)	6,922	(73)
Corporate bonds	17,730	(73)	-	-	17,730	(73)
CRA Qualified Investment Fund	-	-	4,817	(183)	4,817	(183)
Mortgage-backed securities	15,903	(53)	39,571	(773)	55,474	(826)

Total temporarily impaired investment securities	$45,689	$(185)	$82,426	$(1,791)	$128,115	$(1,976)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$45,771	$(2,184)	$1,834	$(166)	$47,605	$(2,350)
Municipal bonds	7,936	(244)	1,220	(22)	9,156	(266)
Corporate bonds	4,029	(24)	-	-	4,029	(24)
CRA Qualified Investment Fund	-	-	4,700	(300)	4,700	(300)
Mortgage-backed securities	59,729	(2,452)	2,569	(244)	62,298	(2,696)

Total temporarily impaired investment securities	$117,465	$(4,904)	$10,323	$(732)	$127,788	$(5,636)

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

At December 31, 2014, the Company’s investment securities portfolio consisted of 230 securities, 94 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell these securities, the Company does not consider those investments to be OTTI.

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security, or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the year ending December 31, 2014. There was no OTTI recorded for the year ending December 31, 2013.

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

The amortized cost and fair value of debt, equity, and mortgage-backed securities available for sale at December 31, 2014, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)

Due within one year or less	$215	$216	$-	$-
Due after one year but within five years	52,521	52,243	2,006	1,990
Due after five years but within ten years	19,366	19,070	13,858	13,663
Due after ten years	-	-	2,060	2,093
Equity securities	5,000	4,817	-	-
Mortgage-backed securities	72,053	71,442	-	-
Total investment securities	$149,155	$147,788	$17,924	$17,746

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at December 31, 2014 and 2013 (in thousands):

	For the years ended December 31,
	2014	2013
	(in thousands)
Beginning balance of cumulative credit losses on CDO securities	$(14,501)	$(18,383)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	14,501	3,882
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$(14,501)

NOTE 4 — LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2014	2013
	(in thousands)

Commercial secured by real estate	$422,194	$422,829
Commercial term loans	25,366	23,203
Construction	19,399	10,852
Other commercial	33,314	37,772
Residential mortgage	234,561	250,698
Home equity loans and lines of credit	44,312	43,468
Other consumer loans	769	977
Loans receivable, gross	779,915	789,799

Less:
Allowance for loan losses	9,387	9,330
Deferred loan fees	239	342
Loans receivable, net	$770,289	$780,127

Activity in the allowance for losses is as follows:

	At or for the Years ended December 31,
	2014	2013	2012
	(in thousands)

Balance at beginning of year	$9,330	$9,852	$12,653
Provisions charged to operations	3,014	2,011	4,461
Charge-offs	(1,546)	(2,545)	(7,490)
Write-downs on transfers to HFS	(1,790)	(241)	-
Recoveries	379	253	228
Balance at end of year	$9,387	$9,330	$9,852

During the first quarter of 2014, the Bank transferred $5.3 million of classified commercial loans to loans held for sale. The loans were written-down $1.8 million to the value of the collateral supporting the loans, as the Bank was pursuing the sale of these assets. These assets were sold during the second quarter of 2014 and, as a result, the Bank recorded an additional $16,000 write-down on these assets in the second quarter. During the fourth quarter of 2013, the Bank transferred $825,000 of classified commercial loans to loans held for sale resulting in a write-down of $241,000.

The following summarizes activity related to the allowance for loan losses by category for the years ended December 31, 2014 and 2013:

	At or for the Year ended December 31, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Charge-offs	(1,276)	-	-	-	(107)	(100)	(63)	-	(1,546)
Write-downs on loans transferred to HFS	-	(825)	-	(965)	-	-	-	-	(1,790)
Recoveries	299	-	-	-	50	3	27	-	379
Provision for loan losses	94	1,002	(89)	1,147	742	225	43	(150)	3,014
Balance at end of year	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387

Impairment evaluation
Allowance for loan losses
Individually evaluated	$271	$-	$-	$-	$26	$-	$-	$-	$297
Collectively evaluated	5,400	597	138	782	1,524	288	11	350	9,090
Total allowance for loan losses	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387
Loans
Individually evaluated	$10,447	$-	$-	$303	$2,301	$400	$-	$-	$13,451
Collectively evaluated	411,747	25,366	19,399	33,011	232,260	43,912	769	-	766,464
Total loans	$422,194	$25,366	$19,399	$33,314	$234,561	$44,312	$769	$-	$779,915

(1) includes commercial lines of credit

	At or for the Year ended December 31, 2013
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Charge-offs	(2,085)	-	-	(106)	(205)	(109)	(40)	-	(2,545)
Write-downs on loans transferred to HFS	(241)	-	-	-	-	-	-	-	(241)
Recoveries	214	-	-	10	-	1	28	-	253
Provision for loan losses	2,345	(37)	169	(119)	(230)	19	(1)	(135)	2,011
Balance at end of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330

Impairment evaluation
Allowance for loan losses
Individually evaluated	$148	$-	$-	$6	$70	$22	$-	$-	$246
Collectively evaluated	6,406	420	227	594	795	138	4	500	9,084
Total allowance for loan losses	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Loans
Individually evaluated	$8,223	$-	$-	$303	$2,215	$461	$-	$-	$11,202
Collectively evaluated	414,606	23,203	10,852	37,469	248,483	43,007	977	-	778,597
Total loans	$422,829	$23,203	$10,852	$37,772	$250,698	$43,468	$977	$-	$789,799

(1) includes commercial lines of credit

	At or for the Year ended December 31, 2012
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$8,058	$124	$744	$338	$1,909	$349	$16	$1,115	$12,653
Charge-offs	(6,070)	(27)	(602)	(137)	(450)	(171)	(33)	-	(7,490)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	182	-	11	4	-	5	26	-	228
Provision for loan losses	4,151	360	(95)	610	(159)	66	8	(480)	4,461
Balance at end of year	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852

Impairment evaluation
Allowance for loan losses
Individually evaluated	$550	$-	$-	$57	$5	$-	$-	$-	$612
Collectively evaluated	5,771	457	58	758	1,295	249	17	635	9,240
Total allowance for loan losses	$6,321	$457	$58	$815	$1,300	$249	$17	$635	$9,852
Loans
Individually evaluated	$17,452	$-	$141	$515	$4,430	$841	$-	$-	$23,379
Collectively evaluated	370,596	19,443	1,624	32,233	231,491	44,417	1,317	-	701,121
Total loans	$388,048	$19,443	$1,765	$32,748	$235,921	$45,258	$1,317	$-	$724,500

(1) includes commercial lines of credit

Impaired loans at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(in thousands)
Non-accrual loans (1)	$7,857	$6,885
Loans delinquent greater than 90 days and still accruing	401	458
Troubled debt restructured loans	4,855	3,452
Loans less than 90 days and still accruing	338	407
Total impaired loans	$13,451	$11,202

(1)

Non-accrual loans in the table above include TDRs totaling $819,000 at December 31, 2014 and $881,000 at December 31, 2013. Total impaired loans do not include loans held for sale. Loans held for sale include $1.6 million of loans that were on non-accrual status at December 31, 2013. There were no loans held for sale at December 31, 2014.

	For the years ended December 31,
	2014	2013	2012
	(in thousands)
Average recorded investment of impaired loans	$10,860	$9,521	$20,781
Interest income recognized during impairment	$321	$290	$311
Cash basis interest income recognized	$14	$130	$208

As of December 31, 2014 and 2013, non-performing loans had a principal balance of approximately $8.3 million and $7.3 million, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $401,000 and $458,000 at December 31, 2014 and 2013, respectively. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $368,000, $719,000, and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40 “Receivables”), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	December 31, 2014			December 31, 2013
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$733	$3,471	$4,204	$688	$2,392	$3,080
Residential mortgage	86	1,384	1,470	193	1,060	1,253
Total TDRs	$819	$4,855	$5,674	$881	$3,452	$4,333

The following presents new TDRs for the years ended December 31, 2014, 2013 and 2012:

	For the years ended December 31,
	2014			2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	5	$3,421	$3,412	3	$2,371	$2,359
Residential mortgage	4	1,066	1,066	3	1,023	1,017
Total TDRs	9	$4,487	$4,478	6	$3,394	$3,376

	For the year ended December 31,
	2012
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
	(dollars in thousands)
Commercial secured by real estate	5	$4,296	$4,073
Residential mortgage	-	-	-
Total	5	$4,296	$4,073

The identification of the troubled debt restructured loans described above did not have a significant impact on the allowance for loan losses for the periods presented. For the year ended December 31, 2014, there were re-modifications of existing TDRs in the amount of $3.0 million.

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	3	$1,197	-	$-	1	$45	1	$2,170	-	$-	5	$3,412
Residential mortgage	-	-	-	-	2	779	-	-	1	200	3	979
Total accruing TDRs	3	$1,197	-	$-	3	$824	1	$2,170	1	$200	8	$4,391

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	1	87	1	87
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	1	$87	1	$87

Total TDRs:
Commercial secured by real estate	3	$1,197	-	$-	1	$45	1	$2,170	-	$-	5	$3,412
Residential mortgage	-	-	-	-	2	779	-	-	2	287	4	1,066
Total TDRs	3	$1,197	-	$-	3	$824	1	$2,170	2	$287	9	$4,478

	Year ended December 31, 2013
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$54	1	$2,194	-	$-	2	$2,248
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total accruing TDRs	-	$-	-	$-	3	$859	2	$2,406	-	$-	5	$3,265

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	2	$165	1	$2,194	-	$-	3	$2,359
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total TDRs	-	$-	-	$-	4	$970	2	$2,406	-	$-	6	$3,376

	Year ended December 31, 2012
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of		No. of		No. of		No. of		No. of		No. of
	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
Accruing TDRs:
Commercial secured by real estate	1	$2,207	-	$-	-	$-	1	$342	-	$-	2	$2,549
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total accruing TDRs	1	$2,207	-	$-	-	$-	1	$342	-	$-	2	$2,549

Non-accruing TDRs:
Commercial secured by real estate	1	$1,064	-	$-	-	$-	-	$-	2	$460	3	$1,524
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	1	$1,064	-	$-	-	$-	-	$-	2	$460	3	$1,524

Total TDRs:
Commercial secured by real estate	2	$3,271	-	$-	-	$-	1	$342	2	$460	5	$4,073
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	2	$3,271	-	$-	-	$-	1	$342	2	$460	5	$4,073

The following presents TDRs that subsequently defaulted for the years ended December 31, 2014 and 2013:

	For the years ended December 31,
	2014		2013		2012
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment	Contracts	Investment
			(dollars in thousands)
Commercial secured by real estate	-	$-	2	$449	2	$194
Residential mortgage	-	-	-	-	2	363
Total	-	$-	2	$449	4	$557

The defaults that occurred during the periods presented did not have significant impact on the allowance for loan losses. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets criteria to be removed from TDR status. At December 31, 2014 and 2013, the allowance for loan losses included an impairment reserve for TDRs in the amount of $192,000 and $127,000, respectively. At December 31, 2014, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at December 31, 2014:

December 31, 2014	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$4,432	$4,938	$271	$3,679	$160
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	193	193	26	198	7
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$4,625	$5,131	$297	$3,877	$167

Impaired loans with no related allowance
Commercial secured by real estate	$6,015	$7,781	$-	$4,682	$64
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,108	2,233	-	1,644	86
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$8,826	$10,897	$-	$6,983	$154

Total impaired loans
Commercial secured by real estate	$10,447	$12,719	$271	$8,361	$224
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,301	2,426	26	1,842	93
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Total impaired loans	$13,451	$16,028	$297	$10,860	$321

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2013:

December 31, 2013 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,773	$3,234	$148	$2,901	$116
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	60	70	6	60	-
Residential mortgage	618	689	70	660	8
Home equity loans and lines of credit	220	232	22	223	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$3,671	$4,225	$246	$3,844	$124

Impaired loans with no related allowance
Commercial secured by real estate	$5,450	$7,203	$-	$3,738	$88
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	243	306	-	246	-
Residential mortgage	1,597	1,675	-	1,536	69
Home equity loans and lines of credit	241	242	-	157	9
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$7,531	$9,426	$-	$5,677	$166

Total impaired loans
Commercial secured by real estate	$8,223	$10,437	$148	$6,639	$204
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	6	306	-
Residential mortgage	2,215	2,364	70	2,196	77
Home equity loans and lines of credit	461	474	22	380	9
Other consumer loans	-	-	-	-	-
Total impaired loans	$11,202	$13,651	$246	$9,521	$290

(1)	excludes HFS non-accruing loans of $1.6 million.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012 (1)	Investment (2)	Balance	Allowance	Investment	Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$6,281	$9,021	$550	$7,106	$149
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	116	122	57	128	-
Residential mortgage	47	47	5	47	-
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$6,444	$9,190	$612	$7,281	$149

Impaired loans with no related allowance
Commercial secured by real estate	$11,171	$16,748	$-	$8,702	$3
Commercial term loans	-	-	-	-	-
Construction	141	208	-	140	-
Other commercial	399	436	-	361	-
Residential mortgage	4,383	4,754	-	3,792	72
Home equity loans and lines of credit	841	901	-	505	87
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$16,935	$23,047	$-	$13,500	$162

Total impaired loans
Commercial secured by real estate	$17,452	$25,769	$550	$15,808	$152
Commercial term loans	-	-	-	-	-
Construction	141	208	-	140	-
Other commercial	515	558	57	489	-
Residential mortgage	4,430	4,801	5	3,839	72
Home equity loans and lines of credit	841	901	-	505	87
Other consumer loans	-	-	-	-	-
Total impaired loans	$23,379	$32,237	$612	$20,781	$311

(1)	excludes HFS non-accruing loans of $911,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at December 31, 2014:

December 31, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$769	$402	$-	$1,171	$6,638	$414,385	$422,194
Commercial term loans	-	-	-	-	-	25,366	25,366
Construction	-	-	-	-	-	19,399	19,399
Other commercial	-	-	-	-	303	33,011	33,314
Residential mortgage	2,047	253	171	2,471	745	231,345	234,561
Home equity loans and lines of credit	244	182	230	656	171	43,485	44,312
Other consumer loans	-	-	-	-	-	769	769
Total	$3,060	$837	$401	$4,298	$7,857	$767,760	$779,915

The following table presents loans by past due status at December 31, 2013:

December 31, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$-	$1,272	$-	$1,272	$5,425	$416,132	$422,829
Commercial term loans	-	-	-	-	-	23,203	23,203
Construction	-	-	-	-	-	10,852	10,852
Other commercial	-	-	-	-	303	37,469	37,772
Residential mortgage	504	589	347	1,440	807	248,451	250,698
Home equity loans and lines of credit	392	192	111	695	350	42,423	43,468
Other consumer loans	-	7	-	7	-	970	977
Total	$896	$2,060	$458	$3,414	$6,885	$779,500	$789,799

(1) excludes HFS non-accruing loans of $1.6 million.

The Company categorizes loans, when the loan is initially under written, into risk categories based on relevant information about the ability of borrowers to service their debt. The assessment considers numerous factors including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Annually, this analysis includes loans with an outstanding balance greater than $250,000. The Company uses the following definitions for risk ratings:

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is monitored by the Bank’s lending officers utilizing daily delinquency reports. On a monthly basis, with respect to determining the adequacy of the allowance for loan losses, management reviews a month-end delinquency report for all loans, regardless of loan amount. The payment status of these homogeneous pools at December 31, 2014 and December 31, 2013 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at December 31, 2014 and December 31, 2013 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
December 31, 2014	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Total
	(in thousands)
Commercial secured by real estate	$406,006	$5,021	$2,142	$1,055	$1,332	$6,638	$422,194
Commercial term loans	25,211	155	-	-	-	-	25,366
Construction	19,399	-	-	-	-	-	19,399
Other commercial	31,972	1,039	-	-	-	303	33,314
	$482,588	$6,215	$2,142	$1,055	$1,332	$6,941	$500,273

	Risk Ratings
December 31, 2013	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Total
	(in thousands)
Commercial secured by real estate	$397,398	$10,669	$4,729	$1,809	$2,799	$5,425	$422,829
Commercial term loans	20,899	-	2,304	-	-	-	23,203
Construction	10,852	-	-	-	-	-	10,852
Other commercial	35,859	510	1,100	-	-	303	37,772
	$465,008	$11,179	$8,133	$1,809	$2,799	$5,728	$494,656

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(in thousands)
Mortgage loan portfolios serviced	$1,360	$1,934

Custodial escrow balances maintained in connection with serviced loans were $10,000 and $15,000, respectively, at December 31, 2014 and 2013.

Loans to principal officers, directors, and their affiliates were as follows:

	December 31,
	2014	2013
	(in thousands)

Beginning balance	$7,326	$7,469
New loans/advances	723	409
Effect of changes in composition of related parties	-	-
Repayments	(2,174)	(552)
Ending balance	$5,875	$7,326

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

Fair value measurement of securities available-for-sale is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include an investment fund that is traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, and corporate bonds.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014			Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$-	$39,434	$-	$-	$51,606	$-
Municipal bonds	-	8,317	-	-	6,178	-
Corporate bonds	-	23,778	-	-	13,079	-
CRA Qualified Investment Fund	4,817	-	-	4,700	-	-
Mortgage-backed securities	-	71,442	-	-	81,603	-
Total securities available for sale	$4,817	$142,971	$-	$4,700	$152,466	$-
Interest rate swaps	-	(829)	-	-	-	-
Total measured on a recurring basis	$4,817	$142,142	$-	$4,700	$152,466	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	CDO Securities Available for Sale
	Years ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$-	$4,682
Accretion of discount	-	27
Increase in fair value of CDO investments sold	(1,889)	-
Reduction in Accumulated OTTI on sale	-	(2,402)
Realized gain (loss) on sale/redemption	1,889	(2,561)
Unrealized holding gain (loss)	-	254
Other-than-temporary impairment included in earnings	-	-
Ending balance	$-	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014			Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$3,761	$-	$-	$2,255
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other commercial	-	-	60	-	-	297
Residential mortgage	-	-	176	-	-	766
Home equity loans	-	-	212	-	-	198
Total impaired loans	$-	$-	$4,209	$-	$-	$3,516
Other real estate owned:
Commercial	$-	$100	$4,127	$-	$4,893	$-
Residential mortgage	-	6	1,046	-	2,556	-
Total other real estate owned	$-	$106	$5,173	$-	$7,449	$-
Loans held for sale	$-	$-	$-	$-	$1,814	$-
Assets held for sale	$-	$-	$-	$-	$10	$-

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

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

On an annual basis, management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at the fair value for other properties.  The most recent analysis performed in 2014 indicated that a discount up to 7 percent should be applied to appraisals on properties.  The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors.

Fair valued impaired loans at December 31, 2014, had a carrying value of $4.2 million. There was no valuation allowance associated with these impaired loans. At December 31, 2013, fair value impaired loans had a carrying value of $3.5 million which were net of a valuation allowance of $119,000. These balances do not include $4.9 million and $3.4 million of impaired loans at December 31, 2014 and December 31, 2013, respectively, that are measured using the discounted cash flow method and are not collateral dependent.

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

	At December 31, 2014
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$31,472	$6,785	$24,687	$-
Interest-bearing time deposits	$9,538	$-	$9,522	$-
Loans receivable, net of allowance	$770,289	$-	$-	$773,636
Investment securities AFS	$147,788	$4,817	$142,971	$-
Investment securities HTM	$17,924	$-	$17,746	$-
FHLB Stock	$7,053	n/a	n/a	n/a
Accrued interest receivable	$3,196	$-	$639	$2,557

Liabilities
Savings deposits	$91,948	$-	$91,948	$-
Checking and money market deposits	$460,177	$86,268	$373,909	$-
Certificates of deposit	$244,931	$-	$245,301	$-
Borrowings	$136,342	$-	$139,463	$-
Accrued interest payable	$120	$-	$120	$-

	At December 31, 2013
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$24,861	$6,940	$17,921	$-
Interest-bearing time deposits	$9,185	$-	$9,185	$-
Loans held for sale	$1,814	$-	$1,814	$-
Loans receivable, net of allowance	$780,127	$-	$-	$791,262
Investment securities AFS	$157,166	$4,700	$152,466	$-
Investment securities HTM	$9,102	$-	$9,102	$-
FHLB Stock	$7,747	n/a	n/a	n/a
Accrued interest receivable	$3,235	$-	$615	$2,620

Liabilities
Savings deposits	$96,029	$-	$96,029	$-
Checking and money market deposits	$433,205	$82,488	$350,717	$-
Certificates of deposit	$269,188	$-	$270,371	$-
Borrowings	$143,935	$-	$151,287	$-
Accrued interest payable	$102	$-	$102	$-

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

Loans held for sale —The fair value of loans transferred from the loan portfolio to HFS is based on the amounts offered for these loans in currently pending sales transactions, outstanding commitments from investors, or current market valuation appraisals. Loans held for sale are not included in non-performing loans. The fair value of residential mortgage loans held for sale is based on the price secondary markets are currently offering for similar loans using observable market data. The fair value is equal to the carrying value, since the time from when a loan is closed and settled is generally not more than two weeks. At December 31, 2014, there were no residential mortgages classified as HFS as the Bank exited the residential mortgage loan origination business effective December 31, 2013. At December 31, 2013, HFS included $185,000 of residential mortgage loans.

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

The Company’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon. See Note 13, “Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk” of Notes to Consolidated Financial Statements, for additional information.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 6 — OTHER REAL ESTATE OWNED

At December 31, 2014, other real estate owned totaled $5.3 million and consisted of nine residential properties (including five building lots) and ten commercial properties. At December 31, 2013, other real estate owned totaled $7.4 million and consisted of twenty-three residential properties (including fifteen building lots) and eleven commercial properties.

For the year ended December 31, 2014, the Company added two commercial properties and six residential properties to OREO with aggregate carrying values of $1.2 million and $1.1 million respectively. During 2014 the Company sold three commercial OREO properties and twenty residential OREO properties with an aggregate carrying value totaling $3.5 million, including one residential OREO property with an aggregate carrying value of $56,000 sold in the fourth quarter of 2014.

For the year ended December 31, 2014, net expenses applicable to OREO totaled $1.5 million which included OREO valuation write-downs of $679,000, taxes and insurance totaling $287,000, and $499,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $274,000 for the year of 2014. For the year ended December 31, 2013, net expenses applicable to OREO totaled $1.2 million which included OREO valuation write-downs of $492,000, taxes and insurance totaling $309,000, and $443,000 of miscellaneous expenses. Net gains on the sale of OREO totaled $81,000 for the year of 2013.

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment, summarized by major classification, are as follows:

	Estimated Useful Lives	2014	2013
		(in thousands)

Land		$8,484	$8,484
Buildings and improvements	10 - 39 years	15,186	14,971
Furniture and equipment	3 - 7 years	8,497	8,562
Construction-in-progress	-	24	8
Total		32,191	32,025
Accumulated depreciation		(12,519)	(12,001)
Premises and equipment, net		$19,672	$20,024

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was approximately $919,000, $946,000, and $1.0 million, respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

The balance for goodwill as of December 31, 2014 and 2013 totaled $22.6 million.

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

The Company tested goodwill for impairment during the fourth quarter of 2014. The Company has one reporting unit, Community Banking, and as such evaluated goodwill at the Community Banking reporting unit level. At December 31, 2014, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. The results of this assessment indicated that goodwill was not impaired. At December 31, 2013, this test involved estimating the fair value of the Company using financial data and market prices as of December 31, 2013 and utilizing the control premium approach. The Company continues to evaluate goodwill on a quarterly basis utilizing the methodology required for an annual goodwill assessment.

Acquired intangible assets at year end are as follows:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Amortized acquired intangible assets:
Core deposit intangibles	$565	$402	$565	$370
Other customer relationship intangibles	485	485	485	485
Total	$1,050	$887	$1,050	$855

The aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012 was $32,000, $43,000 and $97,000, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

(in thousands)
2015	$31
2016	$31
2017	$31
2018	$31
2019	$31
Thereafter	$8

NOTE 9 — DEPOSITS

Deposits are as follows:

`	December 31,
	2014	2013
	(in thousands)
Savings accounts	$91,948	$96,029
Interest-bearing checking and money market deposits (1)	373,909	350,717
Non-interest bearing checking	86,268	82,488
Certificates of deposit $250,000 or less	194,641	194,621
Certificates of deposit more than $250,000	50,290	74,567
Total deposits	$797,056	$798,422

(1)	Includes municipal deposit accounts totaling $96.2 million, or 12.0% of total deposits at December 31, 2014 and $88.9 million, or 11.1 % at December 31, 2013.

Interest expense by deposit type was as follows:

	For the years ended December 31,
	2014	2013	2012
	(in thousands)
Savings accounts	$53	$64	$154
Interest-bearing checking and money market deposits	746	713	1,238
Certificates of deposit	1,954	2,208	3,082
Total interest expense on deposits	$2,753	$2,985	$4,474

Certificates of deposit were scheduled to mature contractually within the following periods:

(in thousands)
2015	$177,346
2016	43,062
2017	11,116
2018	10,807
2019	2,600
$244,931

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $6.1 million at December 31, 2014 and $5.6 million at December 31, 2013.

NOTE 10 — BORROWINGS

At December 31, 2014, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York (FHLB) to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties and various commercial loans secured by commercial real estate subject to FHLB approval. At December 31, 2014 and 2013, none of these advances were callable. Interest rates ranges from 0.25% to 2.25% at December 31, 2014, and from 1.10% to 2.25% at December 31, 2013.

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

Outstanding borrowings mature as follows:

	December 31, 2014
	FHLB Borrowings	Repurchase Agreements	Total
2015	$55,400	$-	$55,400
2016	5,000	4,978	9,978
2017	19,172	4,978	24,150
2018	23,592	-	23,592
2019	23,222	-	23,222
Principal due	$126,386	$9,956	$136,342

At December 31, 2014 and 2013, the Bank had qualified 1 to 4 family loans and commercial loans of approximately $232.5 million and $250.4 million, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.

Securities sold under agreement to repurchase totaled $9.9 million at December 31, 2014 and December 31, 2013, are fixed rate, and are collateralized by securities with a carrying amount of $13.7 million at December 31, 2014 and 2013. At maturity, the securities underlying the agreement are returned to the Company. At December 31, 2014 and 2013, the repurchase agreements were callable on various dates, at par, by the repurchase agreement counter-party.

The following table sets forth fixed and variable rate FHLB borrowings and the respective weighted average interest rate at December 31, 2014 and 2013:

	FHLB Borrowings
	December 31, 2014		December 31, 2013
	Balance	Weighted Average Rate at Year End	Balance	Weighted Average Rate at Year End
	(dollars in thousands)
Fixed rate advances	$76,400	0.95%	$85,000	0.78%
Variable rate advances	49,986	1.99%	48,995	2.36%
Total	$126,386	1.38%	$133,995	1.39%

Additional information regarding FHLB Borrowings and securities sold under agreements to repurchase is as follows:

	2014			2013
	FHLB Borrowings	Repurchase Agreements	Total	FHLB Borrowings	Repurchase Agreements	Total
	(dollars in thousands)
Average daily balance during the year	$122,352	$9,948	$132,300	$91,602	$9,932	$101,534
Average interest rate during the year	1.65%	4.39%	1.86%	2.04%	4.39%	2.27%
Maximum month-end balance during the year	$190,200	$10,000	$200,200	$133,995	$9,940	$143,935
Weighted average interest rate at year-end	1.38%	4.15%	1.58%	1.39%	4.15%	1.58%

NOTE 11 – DERIVATIVES AND HEDGING ACTIVITIES

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Bank’s variable rate borrowings. The interest rate swap on the variable rate borrowing was designated as a cash flow hedge and was a negotiated over the counter contract. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The unrealized holding loss on the interest rate swap was $829,000 for the year ended December 31, 2014. There was no reclassification from other comprehensive to interest income nor the ineffective portion through non-interest income for the year ended December 31, 2014. The contract was entered into by the Bank with a counterparty, and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.

The Bank is exposed to credit-related losses in the event of non-performance by the counterparties to the agreements. The Bank controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. The Bank only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during and at period end.

At December 31, 2014, the Bank had a forecasted interest rate swap agreement to receive from the counterparty at 1 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.368% on a notional amount of $19.0 million. The effective date of the transaction is May 17, 2017 and the maturity date is May 17, 2022. Beginning May 17, 2014, for the first three years, no cash flows will be exchanged and for the following seven years the Bank will pay a fixed interest rate of 3.368% and the counterparty will pay the Bank 1 month LIBOR. The hedging strategy converts the LIBOR based floating interest on a certain FHLB advance to a fixed interest rate, thereby protecting the Bank from floating interest rate variability. The following table presents information regarding the Bank’s derivative financial instrument at December 31, 2014. The Bank had no derivative financial instruments at December 31, 2013.

At December 31, 2014
	Notional Amount	Fair Value
(in thousands)
Derivatives
Interest rate swap	$ 19,000	$ (829)

NOTE 12 — INCOME TAXES

For the year ended December 31, 2014, the Company recorded a net tax expense of $4.3 million compared to a net tax expense of $4.2 million for the year ended December 31, 2013. The company has recorded a full valuation allowance on State net operating loss carryforwards from Bancorp and a subsidiary real estate holding company. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

Income tax expense (benefit) was as follows:

	For the years ended December 31,
	2014	2013	2012
	(in thousands)
Current expense (benefit):
Federal	$(355)	$701	$(36)
State	19	8	8
Total current	(336)	709	(28)
Deferred:
Federal	3,378	4,015	1,514
State	1,211	1,441	811
Total deferred	4,589	5,456	2,325

Change in deferred tax valuation allowance	-	(1,934)	358
Income tax expense	$4,253	$4,231	$2,655

Effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	For the years ended December 31,
	2014	2013	2012
Tax statutory rate	34.0%	34.0%	34.0%
Adjustments resulting from:
State tax benefit, net of federal income tax expense	7.3	9.8	7.5
Tax-exempt income	(1.1)	(1.5)	(3.0)
Income on bank owned life insurance	(3.3)	(3.3)	(4.6)
Change in federal valuation reserve	-	(19.8)	5.0
Charity expiration	-	20.4	-
Reversal of FIN 48 reserve	-	-	(3.5)
Non-deductible expenses	3.6	1.4	-
Other	(2.0)	2.2	1.4

Effective tax rate	38.5%	43.2%	36.8%

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Other than temporary impairment	$-	$6,953
Allowance for loan losses	3,749	3,726
Charity carryforward	6	2
Purchase accounting adjustments	747	685
Non-accrual loan interest income	-	743
Deferred compensation	317	364
Net operating losses	4,718	1,143
Net unrealized loss on available for sale securities	986	1,963
Deferred gain	-	54
AMT credit carryforward	1,011	1,299
Other	675	648
Valuation allowance	(540)	(404)
	11,669	17,176
Deferred tax liabilities:
Depreciation	(995)	(993)
Deferred loan fees	(606)	(549)
Other	(6)	(6)
	(1,607)	(1,548)
Net deferred tax asset	$10,062	$15,628

At December 31, 2014 and 2013, the Company had federal net operating losses of approximately $9.4 million and $350,000 respectively. The federal net operating losses are set to expire between 2031 and 2034. At December 31, 2014 and 2013,the Bank had state net operating loss carryforwards of $16.5 million and $10.4 million respectively. The state net operating losses are set to expire between 2030 and 2034. Additionally, for 2014 and 2013, the Company has approximately $1.0 million and $1.3 million, respectively, of AMT tax credits, which do not expire to offset the difference between regular tax and alternative minimum tax.

Pursuant to FASB ASC Topic No. 740, “Income Taxes” the Company is not required to provide deferred taxes on its tax loan loss reserve as of the base year. The amount of this reserve on which no deferred taxes have been provided was $7,878,000 for 2014 and 2013 and 2012. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if any portion of this tax reserve is subsequently used for purposes other than to absorb loan losses.

The following is a roll-forward of the Bank’s FASB ASC Topic No. 740 unrecognized tax benefits:

	2014	2013	2012
	(in thousands)
Balance at beginning of year	$-	$-	$256
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Reductions due to the statute of limitations	-	-	256
Settlements	-	-	-
Balance at end of year	$-	$-	$-

As of December 31, 2014, 2013 and 2012, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Bank is subject to U.S. federal income tax as well as income tax for New Jersey and Pennsylvania. The Bank is no longer subject to examination by the Internal Revenue Service (“IRS”) for years before 2011 and by the state of New Jersey for years before 2010.

NOTE 13 —FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

At December 31, 2014 and 2013, the Bank had outstanding commitments (substantially all of which expire within one year) to originate construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2014 the Bank had no letters of credit outstanding to borrowers of non-performing loans. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.

The Bank amortizes the fees collected over the life of the instrument. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank’s potential liability would be reduced by proceeds obtained in liquidation of the collateral held.

The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$165	$444	$4,616	$6,738
Unused lines of credit	$-	$75,617	$-	$69,321
Construction loans in process	$755	$10,062	$-	$10,817
Standby letters of credit	$-	$4,471	$-	$4,313

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 4.25% to 4.75% and maturities ranging from five to twenty years as of December 31, 2014 and one to thirty years as of December 31, 2013.

The Bank provides loans through its branch locations in Atlantic and Cape May Counties, New Jersey and through its MDOs in New Jersey and Pennsylvania to borrowers that share similar attributes. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these regions of New Jersey and Pennsylvania.

NOTE 14 — BENEFIT PLANS

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

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. As of July 1, 2014 and 2013, the Cape Bank funded status was 85.69% and 81.53%, respectively.

Total contributions to the Pentegra DB Plan, as reported on Form 5500, totaled $136.5 million and $196.5 million for the plan years ended June 30, 2014 and June 30, 2013, respectively. Contributions to this plan by Cape Bank during the years ended December 31, 2014, 2013 and 2012 were $461,000, $492,000, and $310,000, respectively. Cape Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Total compensation expense recorded under the Pentegra DB Plan during the years ended December 31, 2014, 2013 and 2012, was approximately $476,000, $406,000, and $371,000, respectively.

The Pentegra DB Plan was amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

401K Plan

The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. Effective, January 1, 2012, the Bank eliminated the matching contribution formula and replaced it with a discretionary form of matching contribution and, as a result, there was no employer contribution to the 401(k) plan for the year ended December 31, 2012. For the years ended December 31, 2014 and 2013, the Bank made discretionary contributions and charged $137,000 and $141,000, respectively, to employer contribution expense for the 401(k) plan.

Employee Stock Ownership Plan

On January 1, 2008, the Bank adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $10.7 million from the Company and used the funds to purchase 1,065,082 shares of the Company. The loan has an interest rate that is determined January 1st of each year and is based on the prime rate as published in The Wall Street Journal on the first business day of the calendar year. The interest rate for 2014, 2013 and 2012 was 3.25% and has an amortization schedule of 25 years. The loan is secured by the shares. Shares purchased are held by the trustee in a loan suspense account and are released from the suspense account on a pro rata basis as the loan is repaid by the Bank over a period not to exceed 25 years. The trustee allocates shares to participants based on compensation as described in the Cape Bank Employee Stock Ownership Plan, in the year of allocation. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service.

The ESOP recorded dividend income of $194,000, $179,000 and $45,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recorded ESOP compensation expense of $432,000, $396,000 and $365,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

In April 2014, the Company announced the Dividend Payment Options program to the participants in the ESOP who receive dividends on their shares of Company stock held in the ESOP. Under the ESOP plan, the participants can elect either a cash dividend payout or a reinvestment of cash dividends on Company stock back into the ESOP to be used for the purchase of additional shares. A participant can change their election at any time during the Plan year.

Shares held by the ESOP were as follows

	For the years ended December 31,
	2014	2013	2012
	(dollars in thousands)
Number of shares allocated to participants at the beginning of the year	206,145	181,423	153,294
Allocated to participants	42,603	42,603	42,603
Stock purchases	3,568	-	-
Dividend reinvestment	4,368	-	-
Distributed to participants	(34,546)	(17,881)	(14,474)
Number of shares allocated to participants at the end of the year	222,138	206,145	181,423
Unearned shares	766,861	809,464	852,067
Total ESOP shares	988,999	1,015,609	1,033,490
Fair value of unearned shares	$7,216	$8,224	$7,404

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

Expense for these plans related to both active and retired participants totaled $29,000, $35,000, and $39,000, for the years ended December 31, 2014, 2013 and 2012, respectively. The total compensation liability for these plans was $644,000 and $757,000 at December 31, 2014 and 2013, respectively. Payments made under the Plan totaled $113,000 and $107,000 for the years ended December 31, 2014 and 2013, respectively.

Equity Incentive Plan

The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs), and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Generally, stock options are granted with an exercise price equal to the fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. Under the plan, 1,331,352 stock options are available to be issued. Forfeited options are returned to the plan and are available for issuance. As of December 31, 2014, 957,450 options were issued and 569,212 options were available for issuance.

During 2014, the Company issued 40,000 incentive stock options to certain employees at prices ranging from $9.20 per share to $10.67 per share. During 2013, the Company issued 48,850 incentive stock options to certain employees at prices ranging from $8.93 per share to $10.30 per share.

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

	December 31,
Assumption	2014	2013
Expected average risk-free interest rate	1.87%	1.81%
Expected average life (in years)	6.5	6.5
Expected volatility	36.84%	39.08%
Expected dividend yield	2.56%	2.19%
Weighted average per share fair value	$2.83	$2.99

Stock option activity for the years ended December 31, 2014 and 2013 was as follows:

	For the twelve months ended December 31,
	2014			2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life	Options	Price	Life
Outstanding at January 1	710,960	$7.71		711,290	$7.64
Granted	40,000	$9.81		48,850	$9.41
Forfeited	(36,000)	$8.68		(29,180)	$9.14
Exercised	(18,000)	$7.40		(20,000)	$7.27
Outstanding at December 31	696,960	$7.79	5.8 years	710,960	$7.71	6.8 years
Exercisable at December 31	494,258	$7.56	5.6 years	380,466	$7.49	6.5 years

Aggregate Intrinsic Value of Exercisable Options at December 31	$914,500			$1,015,000

(1)	Expected forfeitures are immaterial.

Restricted stock activity for the years ended December 31, 2014 and 2013 was as follows:

	For the years ended December 31,
	2014		2013
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	7,425	$8.44	4,950	$7.68
Granted	-	$-	4,125	$9.04
Vested	(2,475)	$8.13	(1,650)	$7.68
Forfeited	-	$-	-	$-
Non-vested at December 31	4,950	$8.59	7,425	$8.44

At December 31, 2014, unrecognized compensation costs on unvested stock options and restricted stock awards was $542,000 which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized for the years ended December 31, 2014, 2013 and 2012 was as follows:

	For the years ended December 31,
	2014	2013	2012
	(in thousands)
Compensation expense:
Common stock options	$448	$444	$356
Restricted common stock	23	17	10
Total compensation expense	471	461	366
Tax benefit	9	9	7
Net income effect	$462	$452	$359

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Leases: Lessee – As a result of the sale of the Cape Bank main office complex on May 31, 2011, (See Note 18 – Sale of Bank Premises), the Bank entered into six separate lease agreements, each for a discrete portion of the original complex, all with initial three-year terms ending on May 31, 2014. In accordance with ASC Section 840-40 Sale Leaseback Transactions, the deferred gain on the sale is recognized evenly over the initial three-year lease period as a credit to rent expense. Further, the Bank had the option to exit a certain amount of square footage within the first year of the lease incurring a penalty of three months of lease payments for the space exited. Also, in doing so, the Bank would recognize a portion of the remaining deferred gain proportionate to the amount of space exited. In the second quarter of 2012, the Bank vacated additional leased space, resulting in the recognition of an additional gain of $425,000.

In addition, the Bank leases office space for the Atlantic and Burlington County, New Jersey MDOs, as well as the Radnor and Neshaminy, Pennsylvania MDOs. The Company’s total minimum lease payments for the years 2015 and 2016 total $270,000 and $179,000, respectively. In addition, total minimum lease payments for the years 2017 through 2019 total $116,000, $83,000, and $34,000, repectively. Rent expense for the years ended December 31, 2014, 2013 and 2012 approximated $116,000, $77,000 and $90,000, respectively.

Litigation – From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.

NOTE 16 — REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2014, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of December 31, 2014 and 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(dollars in thousands)
December 31, 2014
Risk based capital ratios:
Tier I risk based capital	$104,519	13.34%	$31,340	4.00%	$47,010	6.00%
Total risk based capital	$113,995	14.55%	$62,678	8.00%	$78,347	10.00%
Tier I leverage ratio	$104,519	9.94%	$42,060	4.00%	$52,575	5.00%

December 31, 2013
Risk based capital ratios:
Tier I risk based capital	$101,008	13.07%	$30,913	4.00%	$46,369	6.00%
Total risk based capital	$110,427	14.29%	$61,821	8.00%	$77,276	10.00%
Tier I leverage ratio	$101,008	9.53%	$42,396	4.00%	$52,995	5.00%

Management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

Regulatory capital levels for Cape Bank differ from its total capital computed in accordance with accounting principles generally accepted in the United States (GAAP), as follows:

	At December 31,
	2014	2013
	(in thousands)
Total capital, computed in accordance with GAAP	$132,108	$130,735
Accumulated other comprehensive loss	1,300	2,651
Disallowed deferred tax assets	(5,984)	(9,504)
Disallowed goodwill and other disallowed intangible assets	(22,905)	(22,874)
Tier I (tangible) capital	104,519	101,008
Allowance for loan losses	9,476	9,419
Total regulatory capital	$113,995	$110,427

NOTE 17 — EARNINGS PER SHARE

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

The following is the earnings per share calculation for the periods ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, options to purchase 696,960 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. At December 31, 2013, options to purchase 710,960 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. In addition, 7,425 shares of restricted stock were dilutive, and accordingly were included in determining diluted earnings per common share. At December 31, 2012, options to purchase 711,290 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. Restricted stock was dilutive and is included in the earnings per share calculation for the period ended December 31, 2012.

	Years ended December 31,
	2014	2013	2012
	(in thousands, except share data)

Net income	$6,784	$5,551	$4,556

Weighted average shares outstanding	10,893,561	11,904,369	12,441,219
Basic earnings per share	$0.62	$0.47	$0.37
Diluted weighted average shares outstanding	11,015,015	11,950,943	12,443,298
Diluted basic earnings per share	$0.61	$0.46	$0.37

NOTE 18 — SALE OF BANK ASSETS

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

During the second quarter of 2012, the Bank vacated portions of their leased premises. In accordance with FASB ASC Topic No. 840-40 “Sale Leaseback Transactions”, the Bank recognized an additional portion of the deferred gain in the amount of $425,000. At December 31, 2013, the balance of the deferred gain to be recognized totaled $135,000, which was recognized in 2014.

In accordance with FASB ASC Topic No. 360-20 “Plant, Property and Equipment, Real Estate Sales”, the Bank recognized a gain of $569,000 in the third quarter of 2013 related to the sale of a parcel of unused land previously classified as assets held for sale. The cost basis of this asset was $281,000 and was sold on September 4, 2013 for $850,000.

NOTE 19 — CAPE BANCORP (PARENT COMPANY)

The Parent Company’s condensed balance sheets at December 31, 2014 and 2013 and the related condensed statements of income and cash flows for the years ended December 31, 2014, 2013 and 2012 follow:

Condensed Balance Sheets

	December 31,
	2014	2013
	(in thousands)
ASSETS
Non-interest bearing balances with bank subsidiary	$318	$746
Loans due from bank subsidiary	8,502	8,846
Investment in bank subsidiary	132,108	130,735
Other assets	257	261
Total assets	$141,185	$140,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$307	$161
Total liabilities	307	161

Stockholders' Equity
Common stock	133	133
Additional paid in capital	128,630	128,193
Treasury stock at cost: 1,869,380 shares at December 31, 2014 and 1,284,991 shares at December 31, 2013	(18,077)	(12,035)
Unearned ESOP shares	(7,676)	(8,102)
Accumulated other comprehensive loss	(1,483)	(2,951)
Retained earnings	39,351	35,189
Total stockholders' equity	140,878	140,427
Total liabilities and stockholders' equity	$141,185	$140,588

Condensed Statements of Income

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Income:
Interest income from bank subsidiary	$287	$298	$310
Dividend Income	9,200	14,100	-
Total income	9,487	14,398	310

Expense:
Legal expense	53	69	79
Investor relations expense	117	119	120
Audit and consulting fees	504	427	399
Subscriptions and publications	73	72	74
Merger related expenses	766
Other non-interest expenses	25	29	22
Total expense	1,538	716	694

Income (loss) before income taxes and equity in undistributed net income of bank subsidiary	7,949	13,682	(384)
Income tax expense (benefit)	(5)	(5)	(131)
Income before equity in undistributed net income (loss) of subsidiaries	7,954	13,687	(253)
Equity in (over distributed)/undistributed net income (loss) of bank subsidiary	(1,170)	(8,136)	4,809
Net income	$6,784	$5,551	$4,556

Condensed Statements of Cash Flows

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$6,784	$5,551	$4,556
Adjustments to reconcile net income to cash provided by operating activities:
Equity in over distributed/(undistributed) net income of bank subsidiary	1,170	8,136	(4,809)
Stock-based compensation expense	23	17	10
Changes in assets and liabilities that (used) provided cash	147	(86)	(162)
Net cash provided by (used in) operating activities	8,124	13,618	(405)

Cash flows from investing activities
Repayment of ESOP loan	344	333	322
Net cash (used in) provided by investing activities	344	333	322

Cash flows from financing activities
Purchase of Treasury Stock	(6,215)	(12,186)	-
Proceeds from exercise of shares from stock option	133	146	179
Dividends paid on common stock	(2,814)	(2,673)	(667)
Net cash provided by (used in) financing activities	(8,896)	(14,713)	(488)

Net increase (decrease) in cash and cash equivalents	(428)	(762)	(571)
Cash and cash equivalents at beginning of year	746	1,508	2,079
Cash and cash equivalents at end of year	$318	$746	$1,508

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

NOTE 20 — SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,				Year Ended December 31,
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)				(in thousands)

Interest income	$10,019	$10,148	$10,169	$10,299	$10,551	$10,289	$10,093	$10,108
Interest expense	1,377	1,359	1,270	1,202	1,227	1,274	1,342	1,449
Net interest income	8,642	8,789	8,899	9,097	9,324	9,015	8,751	8,659
Provision for loan losses	534	153	115	2,212	952	449	313	297
Net interest income after provision for loan losses	8,108	8,636	8,784	6,885	8,372	8,566	8,438	8,362
Non-interest income	1,199	1,321	1,003	3,128	445	2,223	1,603	1,695
Non-interest expense	7,584	7,205	6,502	6,736	7,371	7,523	7,455	7,573
Income before income taxes	1,723	2,752	3,285	3,277	1,446	3,266	2,586	2,484
Income tax expense	702	1,049	1,253	1,249	894	1,362	1,006	969
Net income	$1,021	$1,703	$2,032	$2,028	$552	$1,904	$1,580	$1,515

NOTE 21 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the years ended December 31, 2014 and 2013:

	Balance at December 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Year Ended December 31, 2014	Balance at December 31, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(2,951)	$2,271	$(245)	$(60)	$1,966	$(985)
Increase in fair value of AFS securities sold	-	1,135	(1,135)	-	-	-
Net unrealized holding gain (loss) on interest rate swap	-	(498)	-	-	(498)	(498)
Accumulated other comprehensive income (loss) net of tax	$(2,951)	$2,908	$(1,380)	$(60)	$1,468	$(1,483)

	Balance at December 31, 2012	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Year Ended December 31, 2013	Balance at December 31, 2013
	(in thousands)

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(679)	$(2,505)	$337	$(104)	$(2,272)	$(2,951)

Accumulated other comprehensive income (loss) net of tax	$(679)	$(2,505)	$337	$(104)	$(2,272)	$(2,951)

The following represents the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$2,297	$561	Gain (loss) on sale of investment securities, net
Income tax expense	(917)	(224)	Income taxes
Total reclassifications net of tax	$1,380	$337

NOTE 22 – PENDING ACQUISITION

On September 10, 2014, the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with Colonial Financial Services, Inc. (“Colonial”) (NASDAQ: “COBK”). The Agreement provides that, upon the terms and subject to the conditions set forth therein, Colonial will merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Upon consummation of the transaction, Colonial Bank, FSB (“Colonial Bank”), a wholly-owned subsidiary of Colonial, will merge with and into Cape Bank, with Cape Bank continuing as the surviving Bank. Under the Agreement, each shareholder of Colonial, subject to potential adjustments at closing, will be entitled to elect to receive either $14.50 per share in cash or 1.412 shares of Cape Bancorp’s common stock, subject to 50% of the shares being exchanged for stock and 50% for cash. Based on Cape Bancorp’s stock price of $10.06, as of September 9, 2014, the transaction is valued at approximately $55.0 million. On January 26, 2015, the Company announced that the acquisition of Colonial, based in Vineland, New Jersey, received approval from the Federal Deposit Insurance Corporation, the Federal Reserve Bank of Philadelphia, and the New Jersey Department of Banking and Insurance. The transaction is subject to receipt of Colonial shareholder approval and Cape Bancorp shareholder approval. The Company expects the transaction to close early in the second quarter of 2015. At closing, two current members of the Colonial Board of Directors, Mr. Gregory J. Facemyer and Hugh J. McCaffrey will be added to the Boards of Directors of Cape and Cape Bank. For additional information on the pending acquisition of Colonial, please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 11, 2014.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of September 10, 2014 by and between Cape Bancorp, Inc. and Colonial Financial Services, Inc. (1)
3.1	Articles of Incorporation of Cape Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (3)
4	Form of Common Stock Certificate of Cape Bancorp, Inc. (2)
10.1	Form of Employee Stock Ownership Plan (2)
10.2	Employment Agreement for Michael D. Devlin (6)
10.3	Change in Control Agreement for Guy Hackney (4)
10.4	Change in Control Agreement for James McGowan, Jr. (4)
10.5	Change in Control Agreement for Michele Pollack (4)
10.6	Change in Control Agreement for Charles L. Pinto (5)
10.7	Form of Director Retirement Plan (2)
10.8	2008 Equity Incentive Plan (7)
14	Code of Ethics (8)
21	Subsidiaries of Registrant
23.1	Consent of Crowe Horwath LLP
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the years ended December 31, 2014 and comparable prior years formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-33934) filed with the Securities and Exchange Commissions on September 11, 2014.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.