Form 10-Q
period 2015-03-31
Cape Bancorp, Inc.
filed 2015-05-05
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015 there were 14,100,450 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash & due from financial institutions	$6,586	$6,785
Interest-bearing bank balances	15,590	24,687
Cash and cash equivalents	22,176	31,472
Restricted cash	28,026	-
Interest-bearing time deposits	9,299	9,538
Investment securities available for sale, at fair value (amortized cost of $137,526 and $149,155 respectively)	137,383	147,788
Investment securities held to maturity, at amortized cost (fair value of $16,094 and $17,746, respectively)	16,020	17,924
Loans, net of allowance of $9,164 and $9,387, respectively	772,134	770,289
Accrued interest receivable	3,204	3,196
Premises and equipment, net	19,731	19,672
Other real estate owned	4,672	5,279
Federal Home Loan Bank (FHLB) stock, at cost	9,492	7,053
Deferred income taxes	9,677	10,062
Bank owned life insurance (BOLI)	31,525	31,305
Goodwill	22,575	22,575
Intangible assets, net	320	330
Other assets	1,776	3,411
Total assets	$1,088,010	$1,079,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$656,052	$710,788
Noninterest-bearing deposits	94,505	86,268
Federal funds purchased and repurchase agreements	9,960	9,956
Federal Home Loan Bank borrowings	180,833	126,386
Advances from borrowers for taxes and insurance	745	711
Accrued interest payable	115	120
Other liabilities	3,783	4,787
Total liabilities	945,993	939,016

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 13,344,776 shares at March 31, 2015 and December 31, 2014; outstanding 11,483,121 shares at March 31, 2015 and 11,475,396 shares at December 31, 2014	133	133
Additional paid-in capital	128,746	128,630
Treasury stock at cost: 1,861,655 shares at March 31, 2015 and 1,869,380 shares December 31, 2014	(18,077)	(18,077)
Unearned ESOP shares	(7,570)	(7,676)
Accumulated other comprehensive loss, net	(899)	(1,483)
Retained earnings	39,684	39,351
Total stockholders' equity	142,017	140,878
Total liabilities & stockholders' equity	$1,088,010	$1,079,894

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended March 31,
	2015	2014
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$8,843	$9,332
Interest and dividends on investments
Taxable	411	426
Tax-exempt	99	89
Interest on mortgage-backed securities	318	452
Total interest income	9,671	10,299
Interest expense:
Interest on deposits	690	604
Interest on borrowings	615	598
Total interest expense	1,305	1,202
Net interest income before provision for loan losses	8,366	9,097
Provision for loan losses	-	2,212
Net interest income after provision for loan losses	8,366	6,885
Non-interest income:
Service fees	682	656
Net gains on sale of loans	30	116
Net increase from BOLI	220	223
Gain on sale of investment securities available for sale, net	114	1,889
Net gain (loss) on sale of OREO	(1)	(8)
Other	133	252
Total non-interest income	1,178	3,128
Non-interest expense:
Salaries and employee benefits	3,843	3,598
Occupancy expenses, net	549	496
Equipment expenses	248	222
Federal insurance premiums	186	208
Data processing	294	273
Loan related expenses	239	225
Advertising	177	198
Telecommunications	270	269
Professional services	179	260
Merger related expenses	266	252
OREO expenses	902	252
Other operating	757	483
Total non-interest expense	7,910	6,736
Income before income taxes	1,634	3,277
Income tax expense	613	1,249
Net income	$1,021	$2,028

Earnings per share (see Note 12):
Basic	$0.10	$0.18
Diluted	$0.09	$0.18

Weighted average number of shares outstanding:
Basic	10,711,939	11,157,234
Diluted	10,811,509	11,286,022

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)

Net income	$1,634	$613	$1,021	$3,277	$1,249	$2,028
Other comprehensive income:
Unrealized holding gains arising during the period on AFS securities	1,336	533	803	1,564	623	941
Increase in fair value of AFS securities sold	-	-	-	1,889	754	1,135
Amortization of previously unrealized loss on AFS securities transferred to HTM	105	42	63	35	16	19
Unrealized holding gains (losses) arising during the period on interest rate swap	(356)	(142)	(214)	-	-	-
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(114)	(46)	(68)	(1,889)	(754)	(1,135)
Total other comprehensive income	971	387	584	1,599	639	960

Total comprehensive income	$2,605	$1,000	$1,605	$4,876	$1,888	$2,988

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2014 and three months ended March 31, 2015

(unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)

Balance, December 31, 2013	$133	$128,193	$(12,035)	$(8,102)	$(2,951)	$35,189	$140,427
Net income	-	-	-	-	-	6,784	6,784
Other comprehensive income	-	-	-	-	1,468	-	1,468
Stock option compensation expense	-	448	-	-	-	-	448
Restricted stock compensation expense	-	23	-	-	-	-	23
Issuance of stock for stock options	-	(40)	173	-	-	-	133
Cash dividends declared on common stock ($0.24 per share)	-	-	-	-	-	(2,622)	(2,622)
Common stock repurchased - 602,389 shares	-	-	(6,215)	-	-	-	(6,215)
ESOP shares earned	-	6	-	426	-	-	432
Balance, December 31, 2014	133	128,630	(18,077)	(7,676)	(1,483)	39,351	140,878
Net income	-	-	-	-	-	1,021	1,021
Other comprehensive income	-	-	-	-	584	-	584
Stock option compensation expense	-	115	-	-	-	-	115
Restricted stock compensation expense	-	10	-	-	-	-	10
Cash dividends declared on common stock ($0.06 per share)	-	-	-	-	-	(688)	(688)
ESOP shares earned	-	(9)	-	106	-	-	97
Balance, March 31, 2015	$133	$128,746	$(18,077)	$(7,570)	$(899)	$39,684	$142,017

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$1,021	$2,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	2,212
Net (gain) loss on the sale of loans	(30)	(116)
Net (gain) loss on the sale of other real estate owned	1	8
Write-down of other real estate owned	799	90
Net (gain) loss on sale of investments	(114)	(1,889)
Earnings on BOLI	(220)	(223)
Proceeds from sales of loans	193	185
Depreciation and amortization	575	605
ESOP and stock-based compensation expense	222	229
Deferred income taxes	(4)	-
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(7)	(134)
Other assets	1,272	(288)
Accrued interest payable	(5)	12
Other liabilities	(1,003)	(3,761)
Net cash provided by (used in) operating activities	2,700	(1,042)
Cash flows from investing activities
Change in restricted cash	(28,026)	-
Proceeds from sales of AFS securities	9,590	1,889
Proceeds from calls, maturities, and principal repayments of AFS securities	11,102	6,002
Purchases of AFS securities	(6,998)	(7,689)
Purchases of HTM securities	-	(1,177)
Redemption (Purchase) of Federal Home Loan Bank stock	(2,439)	212
Proceeds from sale of other real estate owned	5	877
(Increase) decrease in interest-bearing time deposits	239	(207)
(Increase) decrease in loans, net	(2,227)	852
Purchases of premises and equipment	(289)	(78)
Net cash (used in) provided by investing activities	(19,043)	681
Cash flows from financing activities
Net increase (decrease) in deposits	(46,499)	3,566
Increase in advances from borrowers for taxes and insurance	34	60
Increase (decrease) in long-term borrowings	(5,000)	-
Increase (decrease) in short-term borrowings	59,200	(4,700)
Purchase of Treasury stock	-	(1,840)
Proceeds from exercise of shares from stock options	-	17
Dividends paid on common stock	(688)	(724)
Net cash provided by (used in) financing activities	7,047	(3,621)
Net increase (decrease) in cash and cash equivalents	(9,296)	(3,982)
Cash and cash equivalents at beginning of year	31,472	24,861
Cash and cash equivalents at end of year	$22,176	$20,879
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$1,310	$1,190
Income taxes, net of refunds	$15	$-
Supplementary disclosure of non-cash investing activities:
AFS investment security sales that settle after quarter-end	$-	$2,000
AFS investment security purchase commitments that settle during the period	$-	$4,189
Transfers from AFS to HTM investment securities	$-	$7,614
Transfers between loans and loans held for sale, net	$-	$4,550
Transfers from loans to other real estate owned	$199	$44

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

Cape Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank.

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products. Following its April 1, 2015 acquisition of Colonial Financial Services and Colonial Bank FSB, Vineland, New Jersey, Cape Bank operates through its twenty-one full service offices located throughout Atlantic, Cape May, Cumberland and Gloucester counties in New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey, one drive-up teller/ATM operation in Atlantic County, three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). On March 31, 2015, the Bank entered into an agreement to purchase Sun National Bank’s branch located in Hammonton, New Jersey. The branch purchase, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions is expected to be completed in the third quarter of 2015.

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended March 31, 2015 and 2014, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $715,000 as of March 31, 2015, and $659,000 as of December 31, 2014 are included in these balances.

Restricted Cash: As of March 31, 2015, restricted cash consisted of $28.0 million, set aside for the cash portion of the acquisition of Colonial Financial Services, Inc. by Cape Bancorp.

Interest-Bearing Time Deposits: Interest-bearing time deposits are held to maturity, are carried at cost and have original maturities greater than three months.

Investment Securities: The Bank classifies investment securities as either available-for-sale (“AFS”) or held-to-maturity (“HTM”). Investment securities classified as AFS are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. Investment securities classified as HTM are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the related investments, using the level yield method. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified a portion of AFS securities to HTM as these securities may have been particularly susceptible to changes in fair value as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.

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

On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation (“CDO”) securities with a book value of zero, resulting in a pre-tax gain of $1.9 million.

Loans Held for Sale (“HFS”): From time to time, certain commercial loans are transferred from the loan portfolio to HFS, and are carried at the lower of aggregate cost or fair market value. The fair values are based on the amounts offered for these loans in currently pending sales transactions, or as determined by outstanding commitments from investors. Write-downs on loans transferred to HFS are charged to the allowance for loan losses. Subsequent declines in fair value, if any, are charged to operating income and the HFS balance is reduced. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loans sold.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At March 31, 2015, TDRs totaled $6.0 million, of which $5.0 million were accruing TDRs and $1.0 million were non-accruing TDRs. This compares to $5.7 million of TDRs at December 31, 2014, of which $4.9 million were accruing TDRs and $819,000 were non-accruing TDRs. (See Note 4 – Loans Receivable).

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

Non-Profit: The Bank provides a variety of types of loans, real estate based, term, and, or lines of credit to non-profit organizations. These loans are consistent with the criteria indicated previously for these similar types of loans, although a non-profit organization may have additional sources of financial support in the form of foundations and, or, endowments. As these loans are exposed to the same economic conditions as other similarly structured loans, the additional financial resources results in a lower risk profile.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2015 will be performed in the fourth quarter. In the interim, the Company will continue to evaluate goodwill on a quarterly basis utilizing the methodology required for an annual goodwill assessment.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of March 31, 2015, 222,138 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Treasury Stock: Stock held in the treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. As shares of treasury stock are reissued to satisfy stock option exercises, the shares are issued using the average cost basis of the shares in the treasury at the time of issuance. At March 31, 2015, 1,861,655 shares were held in the treasury at an average repurchase price of $9.67 per share.

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

In January 2014, the FASB issued ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in ASU 2014-04 are intended to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor such as the Bank should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  Additionally, the amendments in ASU 2014-04 require interim and annual disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, such as the Company, the amendments are effective for interim and annual reporting periods beginning after December 15, 2014.  ASU 2014-04 did not have a material impact on the Company’s financial position, results of operations or disclosures.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$37,979	$40	$(126)	$37,893
Municipal bonds	7,858	82	(8)	7,932
Collateralized debt obligations	-	-	-	-
Corporate bonds	23,813	136	(4)	23,945
Total debt securities	$69,650	$258	$(138)	$69,770

Equity securities
CRA Qualified Investment Fund	$8,000	$-	$(150)	$7,850
Total equity securities	$8,000	$-	$(150)	$7,850

Mortgage-backed securities
GNMA pass-through certificates	$1	$-	$-	$1
FHLMC pass-through certificates	3,096	-	(7)	3,089
FNMA pass-through certificates	8,862	18	-	8,880
Collateralized mortgage obligations	47,917	247	(371)	47,793
Total mortgage-backed securities	$59,876	$265	$(378)	$59,763
Total securities available-for-sale	$137,526	$523	$(666)	$137,383

Investment securities held-to-maturity
Debt securities
Municipal bonds	$10,058	$159	$(31)	$10,186
U.S. Government and agency obligations	$5,962	$-	$(54)	$5,908
Total debt securities	$16,020	$159	$(85)	$16,094
Total securities held-to-maturity	$16,020	$159	$(85)	$16,094

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

Proceeds from sales of securities available for sale were $9.6 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively. Gross gains of $114,000 and $1.9 million were realized on security sales during the three months ended March 31, 2015 and 2014, respectively. Proceeds from security calls, maturities, and return of principal were $11.1 million and $6.0 million for the three months ended March 31, 2015 and 2014, respectively.

Securities having a fair value of approximately $75.6 million and $79.9 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, Federal Home Loan Bank and other borrowings. The Bank did not hold any trading securities during the three months ended March 31, 2015 or during the twelve months ended December 31, 2014.

On March 3, 2014, $7.6 million of agency debt securities were transferred from available-for-sale (“AFS”) to held-to-maturity (“HTM”) at fair value which the Bank has the ability and positive intent to hold to maturity. Additionally, the Bank expects to recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity. Each transfer was done at fair value and any previously unrealized gain or loss will be amortized or accreted to investment securities in the consolidated statements of operation. The unrealized holding gain or loss at March 3, 2014 related to this transfer, will continue to be reported in a separate component of shareholders’ equity and will be amortized or accreted over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization or accretion of any premium or discount, and will result in no net effect to the investment yield. These securities had gross unrealized losses at the time of transfer of $377,000 of which $276,000 was in a loss position for less than 12 months. There were no securities transferred from AFS to HTM during the three month period ending March 31, 2015.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$21,931	$(67)	$12,886	$(113)	$34,817	$(180)
Municipal bonds	4,370	(19)	1,274	(20)	5,644	(39)
Corporate bonds	4,013	(4)	-	-	4,013	(4)
CRA Qualified Investment Fund	-	-	7,850	(150)	7,850	(150)
Mortgage-backed securities	10,469	(57)	17,705	(321)	28,174	(378)

Total temporarily impaired investment securities	$40,783	$(147)	$39,715	$(604)	$80,498	$(751)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$8,958	$(42)	$34,214	$(779)	$43,172	$(821)
Municipal bonds	3,098	(17)	3,824	(56)	6,922	(73)
Corporate bonds	17,730	(73)	-	-	17,730	(73)
CRA Qualified Investment Fund	-	-	4,817	(183)	4,817	(183)
Mortgage-backed securities	15,903	(53)	39,571	(773)	55,474	(826)

Total temporarily impaired investment securities	$45,689	$(185)	$82,426	$(1,791)	$128,115	$(1,976)

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

At March 31, 2015, the Company’s investment securities portfolio consisted of 158 securities, 55 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the three months ended March 31, 2015.

On February 27, 2014, the Company sold its remaining portion of CDOs having a zero book balance which resulted in a pre-tax gain of $1.9 million.

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at March 31, 2015, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)

Due within one year or less	$-	$-	$-	$-
Due after one year but within five years	54,291	54,368	2,454	2,453
Due after five years but within ten years	15,359	15,402	11,861	11,921
Due after ten years	-	-	1,705	1,720
Equity securities	8,000	7,850	-	-
Mortgage-backed securities	59,876	59,763	-	-
Total investment securities	$137,526	$137,383	$16,020	$16,094

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at March 31, 2015 and March 31, 2014:

	For the three months ended March 31,
	2015	2014
Beginning balance of cumulative credit losses on CDO securities	$-	$(14,501)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	-	14,501
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$-

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)

Commercial secured by real estate	$431,145	$422,194
Commercial term loans	24,354	25,366
Construction	17,620	19,399
Other commercial	30,668	33,314
Residential mortgage	232,529	234,561
Home equity loans and lines of credit	44,629	44,312
Other consumer loans	525	769
Loans receivable, gross	781,470	779,915

Less:
Allowance for loan losses	9,164	9,387
Deferred loan fees	172	239
Loans receivable, net	$772,134	$770,289

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2015:

	At or for the three months ended March 31, 2015
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387
Charge-offs	(170)	-	-	-	(54)	(22)	(7)	-	(253)
Recoveries	19	-	-	-	-	3	8	-	30
Provision for loan losses	299	(195)	9	(181)	53	20	(5)	-	-
Balance at end of year	$5,819	$402	$147	$601	$1,549	$289	$7	$350	$9,164

Impairment evaluation
Allowance for loan losses
Individually evaluated	$304	$-	$-	$-	$85	$7	$-	$-	$396
Collectively evaluated	5,515	402	147	601	1,464	282	7	350	8,768
Total allowance for loan losses	$5,819	$402	$147	$601	$1,549	$289	$7	$350	$9,164
Loans
Individually evaluated	$10,297	$-	$-	$303	$2,988	$299	$-	$-	$13,887
Collectively evaluated	420,848	24,354	17,620	30,365	229,541	44,330	525	-	767,583
Total loans	$431,145	$24,354	$17,620	$30,668	$232,529	$44,629	$525	$-	$781,470

(1) includes commercial lines of credit

During the first quarter of 2014, the Bank transferred $5.3 million of classified commercial loans to loans held for sale. The loans were written-down $1.8 million to the value of the collateral supporting the loans, as the Bank was pursuing the sale of these assets. These assets were sold during the second quarter of 2014 and, as a result, the Bank recorded an additional $16,000 write-down on these assets in the second quarter of 2014.

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2014:

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

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2014:

	At or for the three months ended March 31, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Charge-offs	(178)	-	-	-	-	(68)	(15)	-	(261)
Write-downs on loans transferred to HFS	-	(809)	-	(965)	-	-	-	-	(1,774)
Recoveries	220	-	-	-	-	-	9	-	229
Provision for loan losses	824	651	102	853	(192)	17	7	(50)	2,212
Balance at end of year	$7,420	$262	$329	$488	$673	$109	$5	$450	$9,736

Impairment evaluation
Allowance for loan losses
Individually evaluated	$130	$-	$-	$-	$44	$-	$-	$-	$174
Collectively evaluated	7,290	262	329	488	629	109	5	450	9,562
Total allowance for loan losses	$7,420	$262	$329	$488	$673	$109	$5	$450	$9,736
Loans
Individually evaluated	$8,929	$-	$-	$303	$1,874	$465	$-	$-	$11,571
Collectively evaluated	414,634	19,195	14,823	35,675	243,779	42,148	753	-	771,007
Total loans	$423,563	$19,195	$14,823	$35,978	$245,653	$42,613	$753	$-	$782,578
(1) includes commercial lines of credit

Impaired loans at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Non-accrual loans (1)	$8,136	$7,857
Loans delinquent greater than 90 days and still accruing	443	401
Troubled debt restructured loans	4,981	4,855
Loans less than 90 days and still accruing	327	338
Total impaired loans	$13,887	$13,451

(1)	Non-accrual loans in the table above include TDRs totaling $1.0 million at March 31, 2015 and $819,000 at December 31, 2014.

	For the three months ended March 31,
	2015	2014
	(in thousands)
Average recorded investment of impaired loans	$13,362	$11,164
Interest income recognized during impairment	$69	$60
Cash basis interest income recognized	$-	$-

At March 31, 2015, non-performing loans had a principal balance of $8.6 million compared to $8.3 million at December 31, 2014. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $443,000 at March 31, 2015 and $401,000 at December 31, 2014.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	March 31, 2015			December 31, 2014
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$725	$3,807	$4,532	$733	$3,471	$4,204
Residential mortgage	281	1,174	1,455	86	1,384	1,470
Total TDRs	$1,006	$4,981	$5,987	$819	$4,855	$5,674

The following table presents new TDRs for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	2	$2,490	$2,490	1	$2,178	$2,170
Residential mortgage	-	-	-	-	-	-
Total TDRs	2	$2,490	$2,490	1	$2,178	$2,170

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the three months ended March 31, 2015 and during the year ended December 31, 2014:

	For the three months ended March 31, 2015
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total accruing TDRs	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total TDRs	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490

	Year ended December 31, 2014
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	3	$1,197	-	$-	1	$45	1	$2,170	-	$-	5	$3,412
Residential mortgage	-	-	-	-	2	779	-	-	1	200	3	979
Total accruing TDRs	3	$1,197	-	$-	3	$824	1	$2,170	1	$200	8	$4,391

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	1	87	1	87
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	1	$87	1	$87

Total TDRs:
Commercial secured by real estate	3	$1,197	-	$-	1	$45	1	$2,170	-	$-	5	$3,412
Residential mortgage	-	-	-	-	2	779	-	-	2	287	4	1,066
Total TDRs	3	$1,197	-	$-	3	$824	1	$2,170	2	$287	9	$4,478

The following table presents TDRs that defaulted within the quarters ended March 31, 2015 and 2014, where the loan had been modified within twelve months:

	For the three months ended March 31, 2015		For the three months ended March 31, 2014
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	-	$-
Residential mortgage	1	197	-	-
Total	1	$197	-	$-

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at March 31, 2015 and December 31, 2014 was an impairment reserve for TDRs in the amount of $237,000 and $192,000, respectively. At March 31, 2015, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at March 31, 2015:

March 31, 2015	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$4,649	$5,561	$304	$4,531	$42
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	781	840	85	414	2
Home equity loans and lines of credit	67	91	7	67	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$5,497	$6,492	$396	$5,012	$44

Impaired loans with no related allowance
Commercial secured by real estate	$5,648	$7,118	$-	$5,734	$6
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,207	2,272	-	2,084	16
Home equity loans and lines of credit	232	266	-	229	3
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$8,390	$10,032	$-	$8,350	$25

Total impaired loans
Commercial secured by real estate	$10,297	$12,679	$304	$10,265	$48
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,988	3,112	85	2,498	18
Home equity loans and lines of credit	299	357	7	296	3
Other consumer loans	-	-	-	-	-
Total impaired loans	$13,887	$16,524	$396	$13,362	$69

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2014:

December 31, 2014	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$4,432	$4,938	$271	$3,679	$160
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	193	193	26	198	7
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$4,625	$5,131	$297	$3,877	$167

Impaired loans with no related allowance
Commercial secured by real estate	$6,015	$7,781	$-	$4,682	$64
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,108	2,233	-	1,644	86
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$8,826	$10,897	$-	$6,983	$154

Total impaired loans
Commercial secured by real estate	$10,447	$12,719	$271	$8,361	$224
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,301	2,426	26	1,842	93
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Total impaired loans	$13,451	$16,028	$297	$10,860	$321

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at March 31, 2015:

March 31, 2015	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$-	$482	$-	$482	$6,163	$424,500	$431,145
Commercial term loans	-	-	-	-	-	24,354	24,354
Construction	-	-	-	-	-	17,620	17,620
Other commercial	-	-	-	-	303	30,365	30,668
Residential mortgage	376	64	211	651	1,603	230,275	232,529
Home equity loans and lines of credit	95	186	232	513	67	44,049	44,629
Other consumer loans	-	-	-	-	-	525	525
Total	$471	$732	$443	$1,646	$8,136	$771,688	$781,470

The following table presents loans by past due status at December 31, 2014:

December 31, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$769	$402	$-	$1,171	$6,638	$414,385	$422,194
Commercial term loans	-	-	-	-	-	25,366	25,366
Construction	-	-	-	-	-	19,399	19,399
Other commercial	-	-	-	-	303	33,011	33,314
Residential mortgage	2,047	253	171	2,471	745	231,345	234,561
Home equity loans and lines of credit	244	182	230	656	171	43,485	44,312
Other consumer loans	-	-	-	-	-	769	769
Total	$3,060	$837	$401	$4,298	$7,857	$767,760	$779,915

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2015 and December 31, 2014 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at March 31, 2015 and December 31, 2014 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
March 31, 2015	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Total
	(in thousands)
Commercial secured by real estate	$414,397	$5,453	$2,106	$1,353	$1,673	$6,163	$431,145
Commercial term loans	24,224	130	-	-	-	-	24,354
Construction	17,620	-	-	-	-	-	17,620
Other commercial	29,428	937	-	-	-	303	30,668
	$485,669	$6,520	$2,106	$1,353	$1,673	$6,466	$503,787

	Risk Ratings
December 31, 2014	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Total
	(in thousands)
Commercial secured by real estate	$406,006	$5,021	$2,142	$1,055	$1,332	$6,638	$422,194
Commercial term loans	25,211	155	-	-	-	-	25,366
Construction	19,399	-	-	-	-	-	19,399
Other commercial	31,972	1,039	-	-	-	303	33,314
	$482,588	$6,215	$2,142	$1,055	$1,332	$6,941	$500,273

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015			Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$-	$37,893	$-	$-	$39,434	$-
Municipal bonds	-	7,932	-	-	8,317	-
Corporate bonds	-	23,945	-	-	23,778	-
CRA Qualified Investment Fund	7,850	-	-	4,817	-	-
Mortgage-backed securities	-	59,763	-	-	71,442	-
Total securities available for sale	$7,850	$129,533	$-	$4,817	$142,971	$-
Interest rate swaps	-	(1,185)	-	-	(829)	-
Total measured on a recurring basis	$7,850	$128,348	$-	$4,817	$142,142	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	Three months ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$-	$-
Accretion of discount	-	-
Increase in fair value of CDO investments sold	-	(1,889)
Reduction in Accumulated OTTI on sale	-	-
Realized gain (loss) on sale/redemption	-	1,889
Unrealized holding gain (loss)	-	-
Other-than-temporary impairment included in earnings	-	-
Ending balance	$-	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015			Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$3,469	$-	$-	$3,761
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other commercial	-	-	60	-	-	60
Residential mortgage	-	-	874	-	-	176
Home equity loans	-	-	241	-	-	212
Total impaired loans	$-	$-	$4,644	$-	$-	$4,209
Other real estate owned:
Commercial	$-	$854	$2,573	$-	$100	$4,127
Residential mortgage	-	-	1,245	-	6	1,046
Total other real estate owned	$-	$854	$3,818	$-	$106	$5,173
Loans held for sale	$-	$-	$-	$-	$-	$-
Assets held for sale	$-	$-	$-	$-	$-	$-

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

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

Fair valued impaired loans with allocated allowance for loan losses at March 31, 2015, had a carrying amount of $4.6 million, which is made up of the outstanding balance of $4.8 million, net of a valuation allowance of $159,000. These balances do not include $5.0 million of impaired loans that are measured using the discounted cash flow method and are not collateral dependent.

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

	At March 31, 2015
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$22,176	$6,586	$15,590	$-
Restricted cash	$28,026	$-	$28,026	$-
Interest-bearing time deposits	$9,299	$-	$9,313	$-
Loans receivable, net of allowance	$772,134	$-	$-	$773,932
Investment securities AFS	$137,383	$7,850	$129,533	$-
Investment securities HTM	$16,020	$-	$16,094	$-
FHLB Stock	$9,492	n/a	n/a	n/a
Accrued interest receivable	$3,204	$-	$531	$2,673

Liabilities
Savings deposits	$93,287	$-	$93,287	$-
Checking and money market deposits	$453,700	$94,505	$359,195	$-
Certificates of deposit	$203,570	$-	$206,830	$-
Borrowings	$190,793	$-	$194,140	$-
Accrued interest payable	$115	$-	$115	$-

	At December 31, 2014
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$31,472	$6,785	$24,687	$-
Interest-bearing time deposits	$9,538	$-	$9,522	$-
Loans receivable, net of allowance	$770,289	$-	$-	$773,636
Investment securities AFS	$147,788	$4,817	$142,971	$-
Investment securities HTM	$17,924	$-	$17,746	$-
FHLB Stock	$7,053	n/a	n/a	n/a
Accrued interest receivable	$3,196	$-	$639	$2,557

Liabilities
Savings deposits	$91,948	$-	$91,948	$-
Checking and money market deposits	$460,177	$86,268	$373,909	$-
Certificates of deposit	$244,931	$-	$245,301	$-
Borrowings	$136,342	$-	$139,463	$-
Accrued interest payable	$120	$-	$120	$-

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

NOTE 6 – OTHER REAL ESTATE OWNED

At March 31, 2015, other real estate owned (OREO) totaled $4.7 million and consisted of nine residential properties (including five building lots) and ten commercial properties. At December 31, 2014, OREO totaled $5.3 million and consisted of nine residential properties (including five building lots) and ten commercial properties.

For the three months ended March 31, 2015, the Company added one residential property to OREO with a carrying value of $199,000. During the current quarter, the Company sold one residential OREO property with a carrying value of $6,000.

Net expenses applicable to OREO were $902,000 for the three month period ending March 31, 2015, which included OREO valuation write-downs of $799,000, taxes and insurance totaling $73,000, and $30,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $1,000 for the three months ended March 31, 2015. For the three months ended March 31, 2014, net expenses applicable to OREO totaled $252,000 which included OREO valuation write-downs totaling $90,000, taxes and insurance totaling $82,000, and $80,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $8,000 for the three months ended March 31, 2014.

As of the date of this filing, the Company has agreements of sale for five OREO properties with an aggregate carrying value totaling $1.4 million, although there can be no assurance that these sales will be completed. In addition, in the second quarter of 2015 until the date of this filing, the Company has sold two commercial OREO properties with an aggregate carrying value of $483,000. The Company recorded a net gain of $106,000 related to these second quarter 2015 sales.

NOTE 7 – DEPOSITS

Deposits are as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Savings accounts	$93,287	$91,948
Interest-bearing checking and money market deposits (1)	359,195	373,909
Non-interest bearing checking	94,505	86,268
Certificates of deposit $250,000 or less	184,116	194,641
Certificates of deposit more than $250,000	19,454	50,290
Total deposits	$750,557	$797,056

(1)	Includes municipal deposit accounts totaling $87.8 million, or 11.7% of total deposits at March 31, 2015 and $96.2 million, or 12.1% of total deposits at December 31, 2014.

NOTE 8 – BORROWINGS

The Bank’s FHLB borrowings totaled $180.8 million and $126.4 million at March 31, 2015 and December 31, 2014, respectively, and repurchase agreements totaled $10.0 million for both periods.

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Bank’s variable rate borrowings. The interest rate swap on the variable rate borrowing was designated as a cash flow hedge and was a negotiated over the counter contract. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The unrealized holding loss on the interest rate swap was $356,000 for the three months ended March 31, 2015. There was no reclassification from other comprehensive to interest income nor the ineffective portion through non-interest income for the three months ended March 31, 2015. The contract was entered into by the Bank with a counterparty, and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.

The Bank is exposed to credit-related losses in the event of non-performance by the counterparties to the agreements. The Bank controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. The Bank only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during and at period end.

At March 31, 2015, the Bank had a forecasted interest rate swap agreement to receive from the counterparty at 1 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.368% on a notional amount of $19.0 million. The effective date of the transaction is May 17, 2017 and the maturity date is May 17, 2023. Beginning May 17, 2014, for the first three years, no cash flows will be exchanged and for the following seven years the Bank will pay a fixed interest rate of 3.368% and the counterparty will pay the Bank 1 month LIBOR. The hedging strategy converts the LIBOR based floating interest on a certain FHLB advance to a fixed interest rate, thereby protecting the Bank from floating interest rate variability. The following table presents information regarding our derivative financial instrument at March 31, 2015 and December 31, 2014.

	At March 31, 2015		At December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)		(in thousands)
Derivatives
Interest rate swap	$19,000	$(1,185)	$19,000	$(829)

NOTE 10 – INCOME TAXES

For the three months ended March 31, 2015, the Company recorded a net tax expense of $613,000 compared to a net tax expense of $1.2 million for the three months ended March 31, 2014.

For more information about our income taxes, read Note 12, “Income Taxes,” in our 2014 Annual Report to Shareholders.

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

During the first three months of 2015, the Company issued 12,500 incentive stock options to certain employees at a grant price of $9.15 per share. During the first quarter of 2014, there were no incentive stock options issued.

Stock option activity for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
	2015			2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1	696,960	$7.79		710,960	$7.64
Granted	12,500	$9.15		-	$-
Forfeited	(590)	$7.68		(8,000)	$7.27
Exercised	-	$-		(2,000)	$8.43
Outstanding at March 31 (1)	708,870	$7.81	5.8	700,960	$7.71	6.6
Exercisable at March 31	493,786	$7.56	5.4	377,266	$7.50	6.3

Aggregate Intrinsic Value of Exercisable Options at March 31	$987,700			$1,319,400

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

	For the three months ended
	March 31,
Assumption	2015	2014
Expected average risk-free interest rate	1.49%	0.00%
Expected average life (in years)	6.5	-
Expected volatility	36.74%	0.00%
Expected dividend yield	2.62%	0.00%
Weighted average per share fair value	$2.55	$-

Restricted stock activity for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
	2015		2014
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	4,950	$8.44	7,425	$8.44
Granted	9,000	$8.75	-	$-
Vested	-	$-	-	$-
Forfeited	(1,275)	$8.52	-	$-
Outstanding at March 31	12,675	$8.44	7,425	$8.44

At March 31, 2015, unrecognized compensation costs on unvested stock options and restricted stock awards was $513,000 which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
	2015	2014
		(in thousands)
Compensation expense:
Common stock options	$115	$111
Restricted common stock	10	6
Total compensation expense	125	117
Tax benefit	4	2
Net income effect	$121	$115

As of March 31, 2015, 969,950 options were issued and 559,302 options were available for issuance. As of March 31, 2015, based on the option agreements, there were 493,786 incentive stock options exercisable.

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

As of March 31, 2015, options to purchase 708,870 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 12,675 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of March 31, 2014, options to purchase 700,960 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 7,425 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
	(in thousands, except share data)

Net income	$1,021	$2,028

Weighted average shares outstanding	10,711,939	11,157,234
Basic earnings per share	$0.10	$0.18
Diluted weighted average shares outstanding	10,811,509	11,286,022
Diluted basic earnings per share	$0.09	$0.18

NOTE 13 – REGULATORY MATTERS

As of March 31, 2015, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum regulatory capital ratios. At March 31, 2015, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common Equity Tier I Capital, Tier I Risk-Based Capital and Total Risk-Based Capital were 10.43%, 13.82%, 13.82% and 14.99%, respectively, all of which exceed well capitalized status.

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the three months ended March 31, 2015 and 2014:

	Balance at December 31, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended March 31, 2015	Balance at March 31, 2015
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(985)	$803	$(68)	$63	$798	$(187)
Net unrealized holding gain (loss) on interest rate swap, net of tax	(498)	(214)	-	-	(214)	(712)

Accumulated other comprehensive income (loss) net of tax	$(1,483)	$589	$(68)	$63	$584	$(899)

	Balance at December 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended March 31, 2014	Balance at March 31, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(2,951)	$941	$-	$19	$960	$(1,991)
Increase in fair value of AFS securities sold	-	1,135	(1,135)	-	-	-

Accumulated other comprehensive income (loss) net of tax	$(2,951)	$2,076	$(1,135)	$19	$960	$(1,991)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,		Affected Line Item in Statements of Income
	2015	2014
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$114	$1,889	Gain (loss) on sale of investment securities, net
Income tax expense	(46)	(754)	Income taxes
Total reclassifications net of tax	$68	$1,135

NOTE 15 – SUBSEQUENT EVENTS

On September 10, 2014, the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with Colonial Financial Services, Inc. (“Colonial”) (NASDAQ: “COBK”). The Agreement provided that, upon the terms and subject to the conditions set forth therein, Colonial would merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Thereafter, Colonial Bank, FSB (“Colonial Bank”), a wholly-owned subsidiary of Colonial, would merge with and into Cape Bank, with Cape Bank continuing as the surviving Bank. Under the Agreement, each shareholder of Colonial, subject to potential adjustments at closing, was entitled to elect to receive either $14.50 per share in cash or 1.412 shares of Cape Bancorp’s common stock, subject to 50% of the shares being exchanged for stock and 50% for cash. On April 1, 2015, the Company announced that it had successfully completed its acquisition of Colonial and Colonial Bank. At closing, two members of the Colonial Board of Directors, Mr. Gregory J. Facemyer and Hugh J. McCaffrey were added to the Boards of Directors of Cape and Cape Bank.

The Company has not yet completed the accounting entries to record the acquisition but management does not expect to record goodwill as a result of the transaction.

On March 31, 2015, the Company announced that Cape Bank entered into a definitive agreement with Sun National Bank ("Sun") to acquire Sun's branch location in Hammonton, New Jersey. The purchase includes approximately $34.1 million of deposits and approximately $4.9 million of loans. Subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions, the branch purchase is expected to be completed in the third quarter of 2015.

On April 28, 2015, the Company announced that Cape Bank entered into a definitive agreement to purchase approximately $102.0 million of Philadelphia metropolitan area based commercial loans and loan commitments from a financial institution. The composition of loans includes commercial real estate loans, commercial and industrial loans, as well as lines of credit, which have interest rate structures that are either fixed or variable. The aggregate yield on the purchased loans is 3.94% with a weighted average maturity of 6.5 years and was purchased at a price of 102 percent of unpaid principal balance.

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

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from twenty-one full service branch offices located in Atlantic, Cape May, Cumberland and Gloucester counties, New Jersey, including our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, one drive-up teller/ATM operation in Atlantic County, our three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, home equity loans and lines of credit (“HELOC”) and construction loans. Effective December 31, 2013, the Company exited the residential mortgage loan origination business which will allow for more resources to be focused on commercial lending. Our retail and business banking deposit products include checking accounts, money market accounts, savings accounts, and certificates of deposit with terms ranging from 30 days to 84 months.

At March 31, 2015, the Company had total assets of $1.088 billion compared to $1.080 billion at December 31, 2014. For the three months ended March 31, 2015 and 2014, the Company had total revenues (interest income plus non-interest income) of $10.8 million and $13.4 million, respectively. Net income for each of the three months ended March 31, 2015 totaled $1.0 million, or $0.10 per common share and $0.09 per fully diluted share, compared to net income of $2.0 million, or $0.18 per common and fully diluted share for the three months ended March 31, 2014.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May, Atlantic, Cumberland and Gloucester counties, New Jersey and through our MDOs. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2014 and through the first quarter of 2015, non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 1.22% at March 31, 2015 from 1.25% at December 31, 2014, and 1.31% at March 31, 2014, the Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at March 31, 2015 was 17%, an improvement from 17% at December 31, 2014 and 18% at March 31, 2014, while non-performing loans as a percentage of total gross loans increased to 1.10% at March 31, 2015 compared to 1.06% of total gross loans at December 31, 2014. For the periods ended, and as of March 31, 2015 and December 31, 2014, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. There were no loans held for sale in either period. The ratio of our allowance for loan losses to total loans decreased to 1.17% at March 31, 2015, from 1.20% at December 31, 2014, while the ratio of our allowance for loan losses to non-performing loans decreased to 106.82% at March 31, 2015 from 113.67% at December 31, 2014. For the three months ended March 31, 2015, loan charge-offs totaled $253,000 compared to loan charge-offs and write-downs on loans transferred to held for sale for the first quarter of 2014 of $2.0 million, of which $1.8 million was related to one classified loan relationship. Of the $253,000 of loan charge-offs during the first quarter of 2015, none were fully reserved at December 31, 2014. Our total loan portfolio increased to $781.3 million at March 31, 2015 from $779.7 million at December 31, 2014 resulting from a increases in commercial loans totaling $8.2 million and consumer loans of $73,000 offset by a decline in residential mortgage loans totaling $6.6 million. The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013. At March 31, 2015, 92.3% of our loan portfolio was secured by real estate and 64.2% of our portfolio was commercial related loans. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs of our customers.

At March 31, 2015, deposits totaled $750.6 million compared to $797.1 million at December 31, 2014, a decrease of $46.5 million primarily resulting from a lower level of municipal certificates of deposit. In addition, increases in non-interest bearing checking accounts, money market deposit accounts and savings accounts of $7.3 million, $2.8 million and $1.3 million, respectively were more than offset by a $17.5 million decrease in interest bearing checking accounts. We also maintain an investment portfolio.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial loans

2015 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 12.4% and 17.9%, respectively, as of February 2015, as compared to 2014 levels of 13.1% and 16.1%, respectively. The number of residential building permits issued remained flat in Atlantic County from February 2014 to February 2015 while the values of those permits increased. In Cape May County, both the number of residential permits and the values increased from February 2014 to February 2015. Median sale prices of single-family homes sold during the twelve month periods ended February 2015 and 2014 increased in both Atlantic and Cape May Counties. The number of homes sold during those same periods decreased 2.3% and and increased 12.9% for Atlantic and Cape May Counties, respectively while the number of new listings increased 11.4% in Atlantic County while remaining flat in Cape May County.

During 2014 and continuing through the first quarter of 2015, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2015 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed on expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

During 2015, Cape Bank will focus on the following initiatives:

●	The successful integration of Colonial Bank

●	Continuation of the Bank’s westward expansion to include further development of the metropolitan Philadelphia market

●	Loan growth, particularly growth of the commercial loan portfolio

●	Core deposit growth

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

At March 31, 2015, the Company’s total assets were $1.088 billion, an increase of $8.0 million, or 0.75%, from the December 31, 2014 level of $1.080 billion.

Cash and cash equivalents decreased $9.3 million, or 29.54%, to $22.2 million at March 31, 2015 from $31.5 million at December 31, 2014. Also, at March 31, 2015, restricted cash accumulated for the cash portion of the Colonial merger totaled $28.0 million.

Interest-bearing time deposits decreased $239,000, or 2.51%, from $9.5 million at December 31, 2014 to $9.3 million at March 31, 2015. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total gross loans increased to $781.3 million at March 31, 2015 from $779.7 million at December 31, 2014, an increase of $1.6 million, or 0.21%. Total net loans increased $1.8 million, including a decrease in the allowance for loan losses of $223,000, primarily resulting from a increases in commercial loans totaling $8.2 million and consumer loans of $73,000, offset by a decline in residential mortgage loans totaling $6.6 million. Commercial loan closings during the quarter more than offset early payoffs, charge-offs, normal amortizations, and loans transferred to OREO. The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013. Delinquent loans decreased $2.4 million to $9.4 million, or 1.20% of total gross loans, at March 31, 2015 from $11.8 million, or 1.51% of total gross loans at December 31, 2014. Total delinquent loans by portfolio at March 31, 2015 were $6.3 million of commercial mortgage and $303,000 commercial business loans, $2.2 million of residential mortgage loans and $581,000 of home equity loans.   At March 31, 2015, delinquent loan balances by number of days delinquent were: 31 to 59 days – $471,000; 60 to 89 days – $732,000; and 90 days and greater – $8.2 million.

At March 31, 2015, the Company had $8.6 million in non-performing loans, or 1.10% of total gross loans, an increase of $321,000 from $8.3 million, or 1.06% of total gross loans at December 31, 2014. Non-performing loans do not include loans held for sale. There were no loans held for sale in either period.  At March 31, 2015, non-performing loans by loan portfolio category were as follows: $6.2 million of commercial mortgage loans, $1.8 million of residential mortgage loans, $303,000 of commercial business loans, and $299,000 of consumer loans.  Of these stated delinquencies, the Company had $443,000 of loans that were 90 days or more delinquent and still accruing (4 residential mortgage loans for $211,000 and 4 consumer loans for $232,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At March 31, 2015, commercial non-performing loans had collateral type concentrations of $3.0 million (5 loans or 47%) secured by retail stores; $1.2 million (1 loan or 18%)  secured by B&B and hotels; $911,000 (5 loans or 14%) secured by residential, duplex and multi-family properties; $757,000 (3 loans or 12%) secured by land and building lots; $376,000 (2 loans or 6%) secured by commercial buildings and equipment; and $205,000 (1 loan or 3%) secured by restaurant properties.  The three largest commercial non-performing loan relationships are $1.8 million, $1.2 million and $647,000.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified. For 2015, we anticipate a gradual decrease in the amount of problem assets. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities decreased $12.3 million, or 7.43%, to $153.4 million at March 31, 2015 from $165.7 million at December 31, 2014. At March 31, 2015, AFS securities totaled $137.4 million and HTM securities totaled $16.0 million. At December 31, 2014, AFS securities totaled $147.8 million and HTM securities totaled $17.9 million. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified $7.6 million of its AFS securities as HTM, as these securities may have been particularly susceptible to changes in fair value in the near term, as a result of market volatility. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation securities (“CDOs”) with a book value of zero, resulting in $1.9 million gain.

Other real estate owned (“OREO”) decreased $607,000 from $5.3 million at December 31, 2014 to $4.7 million at March 31, 2015, and consisted at March 31, 2015 of ten commercial properties and nine residential properties (including five building lots). During the quarter ended March 31, 2015, the Company added one residential property to OREO with a carrying value of $199,000. In addition, one residential OREO property with a carrying value totaling $6,000 was sold during the quarter ended March 31, 2015 with a recognized net loss of $1,000.

Total deposits decreased $46.5 million, or 5.83%, from $797.1 million at December 31, 2014 to $750.6 million at March 31, 2015. Certificates of deposit totaled $203.6 million, a decrease of $41.3 million, or 16.89%, from the December 31, 2014 total of $244.9 million, primarily resulting from a lower level of municipal certificates of deposit. In addition, increases in non-interest bearing checking accounts, money market deposit accounts and savings accounts of $7.3 million, $2.8 million and $1.3 million, respectively were more than offset by a $17.5 million decrease in interest bearing checking accounts. Noninterest-bearing deposit accounts increased from $84.2 million at December 31, 2014 to $91.5 million at March 31, 2015, money market deposit accounts increased from $132.0 million at December 31, 2014 to $134.8 million at March 31, 2015, and savings accounts increased from $92.0 million at December 31, 2014 to $93.3 million at March 31, 2015.

Borrowings increased $54.5 million from $136.3 million at December 31, 2014 to $190.8 million at March 31, 2015.

Cape Bancorp’s total equity increased $1.1 million, or 0.81%, to $142.0 million at March 31, 2015 from $140.9 million at December 31, 2014 primarily resulting from a net increase of $333,000 (earnings less dividends declared) in retained earnings, an improvement of $584,000 in the accumulated other comprehensive loss and increases in paid-in-capital and unearned ESOP shares totaling $222,000. Tangible equity to tangible assets increased to 11.18% at March 31, 2015 compared to 11.16% at December 31, 2014. At March 31, 2015, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common EquityTier I, Risk-Based Capital and Total Risk-Based Capital were 10.43%, 13.82%, 13.82% and 14.99%, respectively, all of which exceed well capitalized status.

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

	For the three months ended March 31,
		2015			2014
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$44,794	$35	0.32%	$22,722	$23	0.41%
Investments	164,231	793	1.93%	181,104	944	2.09%
Loans	771,203	8,843	4.65%	791,858	9,332	4.78%
Total interest-earning assets	980,228	9,671	4.00%	995,684	10,299	4.19%
Noninterest-earning assets	101,485			105,394
Allowance for loan losses	(9,364)			(9,360)
Total assets	$1,072,349			$1,091,718

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	$236,796	99	0.17%	$214,957	97	0.18%
Savings accounts	92,366	14	0.06%	95,731	13	0.06%
Money market accounts	133,121	84	0.26%	139,535	62	0.18%
Certificates of deposit	237,519	493	0.84%	264,785	432	0.66%
Borrowings	134,716	615	1.85%	146,946	598	1.65%
Total interest-bearing liabilities	834,518	1,305	0.63%	861,954	1,202	0.57%
Noninterest-bearing deposits	89,254			80,262
Other liabilities	6,293			7,248
Total liabilities	930,065			949,464
Stockholders' equity	142,284			142,254
Total liabilities & stockholders' equity	$1,072,349			$1,091,718

Net interest income		$8,366			$9,097
Net interest spread			3.37%			3.62%
Net interest margin			3.46%			3.71%
Net interest income and margin (tax equivalent basis) (1)		$8,438	3.49%		$9,169	3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.46%			115.51%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $50,000 and $46,000 for the three month period ended March 31, 2015 and 2014, respectively. The average yield on investments increased to

2.05% from 1.93% for the three month period ended March 31, 2015 and increased to 2.19% from 2.09% for the three month period ended March 31, 2014.

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

	For the three months ended March 31, 2015
	compared to March 31, 2014
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest Earning Assets
Interest-earning deposits	$18	$(6)	$12
Investments	(90)	(61)	(151)
Loans	(240)	(249)	(489)
Total interest income	(312)	(316)	(628)

Interest-Bearing Liabilities
Interest-bearing demand accounts	9	(7)	2
Savings accounts	(1)	2	1
Money market accounts	(3)	25	22
Certificates of deposit	(48)	109	61
Borrowings	(52)	69	17
Total interest expense	(95)	198	103

Total net interest income	$(217)	$(514)	$(731)

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income for the three months ended March 31, 2015 was $1.0 million, or $0.10 per common share and $0.09 per fully diluted share, compared to net income of $2.0 million, or $0.18 per common and fully diluted share for the three months ended March 31, 2014. The loan loss provision for the first quarter of 2014 totaled $2.2 million compared to no provision for loan losses for the first quarter ended March 31, 2015. Net interest income decreased $731,000 to $8.4 million in the first quarter of 2015 from $9.1 million in the first quarter of 2014. The net interest margin decreased 25 basis points from 3.71% for the quarter ended March 31, 2014 to 3.46% for the quarter ended March 31, 2015. The first quarter of 2015 included net gains on sales of investment securities of $114,000 compared to $1.9 million for the same period in 2014. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sales of loans totaled $30,000 for the three months ended March 31, 2015 compared to $116,000 for the same period in 2014, primarily resulting from a decrease of $81,000 in gains on the sale of Small Business Administration (“SBA”) loans. Other income for the three months ended March 31, 2014 included life insurance proceeds totaling $185,000 from bank owned life insurance. Salaries and employee benefits totaled $3.8 million for the first quarter of 2015, an increase of $245,000 from the first quarter 2014 of $3.6 million. The first quarter of 2015 includes expenses related to the acquisition of Colonial totaling $266,000, or $0.02 per fully diluted share. OREO expenses totale $902,000 for the three months ended March 31, 2015 compared to $252,000 for the three months ended March 31, 2014, an increase of $650,000 primarily resulting from higher OREO write-downs in the 2015 period.

Interest Income. Interest income decreased $628,000, or 6.10%, to $9.7 million for the three months ended March 31, 2015, from $10.3 million for the three months ended March 31, 2014. The decrease consists of a $489,000 decrease in interest income on loans and a $139,000 decrease in interest income on investment securities. Average loan balances for the three month period ended March 31, 2015 decreased $20.7 million, or 2.61%, to $771.2 million from $791.9 million for the three month period ended March 31, 2014. The average yield on the loan portfolio declined 13 basis points to 4.65% for the three months ended March 31, 2015 from 4.78% for the three months ended March 31, 2014, reflecting a lower interest rate environment.

The average balance of the investment portfolio decreased $16.9 million, or 9.32%, to $164.2 million for the three month period ended March 31, 2015 from $181.1 million for the three month period ended March 31, 2014. The average yield on the investment portfolio decreased 16 basis points to 1.93% for the three months ended March 31, 2015 from 1.09% for the three months ended March 31, 2014. The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from higher yielding securities into securities that have lower coupon rates.

Interest Expense. Interest expense increased $103,000, or 8.57%, to $1.3 million for the three months ended March 31, 2015, from $1.2 million for the three months ended March 31, 2014. The increase resulted primarily from higher interest rates being paid on deposits. The average rate paid on certificates of deposit increased 18 basis points to 0.84% for the three months ended March 31, 2015 from 0.66% for the three months ended March 31, 2014 while the average balance of certificates of deposit decreased $27.3 million, or 10.30%, to $237.5 million from $264.8 million for the same period, resulting in a combined interest expense increase of $61,000. The average rate paid on money market accounts increased 8 basis points while the average balance declined $6.4 million during the same period and the average rate paid on interest-bearing demand accounts declined 1 basis point during the same period while the average balance increased $21.8 million.

The average balance of borrowings decreased $12.2 million, or 8.32%, to $134.7 million for the three months ended March 31, 2015 from $146.9 million for the three months ended March 31, 2014, and the average cost of borrowings increased 20 basis points from 1.65% for the three months ended March 31, 2014 to 1.85% for the three months ended March 31, 2015.

Net Interest Income.   Net interest income decreased $731,000, or 8.04%, to $8.4 million for the three months ended March 31, 2015, from $9.1 million for the three months ended March 31, 2014. The net interest margin decreased 25 basis points from 3.71% for the quarter ended March 31, 2014 to 3.46% for the quarter ended March 31, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 117.46% for the three months ended March 31, 2015, from 115.51% for the three months ended March 31, 2014.

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

The Company recorded a provision for loan losses of $2.2 million for the three months ended March 31, 2014 compared to no provision for loan losses for the three months ended March 31, 2015. Loan charge-offs for the first quarter of 2015 totaled $253,000 compared to loan charge-offs and write-downs on loans transferred to loans held for sale for the first quarter of 2014 of $2.0 million ($1.8 million was specific to one classified relationship). The ratio of the allowance for loan losses to non-performing loans (coverage ratio) totaled 106.82% at March 31, 2015, a slight decrease from 113.67% at December 31, 2014. The amount of non-performing loans for which the full loss has been charged-off to total gross loans is 0.02%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 1.91%. Loan loss recoveries for the three months ended March 31, 2015 were $30,000 compared to $229,000 for the three months ended March 31, 2014.

The allowance for loan losses decreased $223,000, or 2.38%, to $9.2 million at March 31, 2015, from $9.4 million at December 31, 2014. The ratio of our allowance for loan losses to total loans totaled 1.17% at March 31, 2015 compared to 1.20% of total loans at December 31, 2014. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at March 31, 2015 was an impairment reserve for TDRs in the amount of $237,000 compared to $192,000 at December 31, 2014.

Non-Interest Income. Non-interest income decreased $1.9 million, or 62.34% to $1.2 million for the three months ended March 31, 2015 from $3.1 million for the three months ended March 31, 2014. The first quarter of 2015 included net gains on sales of investment securities of $114,000 compared to $1.9 million for the same period in 2014. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sales of loans totaled $30,000 for the three months ended March 31, 2015 compared to $116,000 for the same period in 2014, primarily resulting from a decrease of $81,000 in gains on the sale of Small Business Administration (“SBA”) loans. Other income for the three months ended March 31, 2014 included life insurance proceeds totaling $185,000 from bank owned life insurance.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 17.43%, to $7.9 million for the three months ended March 31, 2015 from $6.7 million for the three months ended March 31, 2014. Salaries and employee benefits totaled $3.8 million for the first quarter of 2015, an increase of $245,000 from the first quarter 2014 of $3.6 million. The first quarter of 2015 includes expenses related to the acquisition of Colonial totaling $266,000, or $0.02 per fully diluted share. OREO expenses totale $902,000 for the three months ended March 31, 2015 compared to $252,000 for the three months ended March 31, 2014, an increase of $650,000 primarily resulting from higher OREO write-downs in the 2015 period.

Income Tax Expense. For the three months ended March 31, 2015, the Company recorded a net tax expense of $613,000 compared to a net tax expense of $1.2 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $11.1 million at March 31, 2015 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of March 31, 2015, the Company’s investment portfolio consisted of AFS securities with a fair market value of $137.4 million and HTM securities at amortized cost of $16.0 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $46.5 million, or 5.83%, during the first three months of 2015 and comprised 79.34% of total liabilities at March 31, 2015, as compared to 84.88% at December 31, 2014.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2015, the Company and Bank meet all capital adequacy requirements to which it is subject.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. The Bank’s Board of Directors has established a Capital Plan to ensure the Bank is managed to provide an appropriate level of capital. This plan includes strategies which enable the Bank to maintain targeted capital ratios in excess of the regulatory definition of “well capitalized”, identify sources of additional capital and evaluate on a quarterly basis the impact on capital resulting from certain potential significant financial events (stress testing). Additionally, a Contingency Plan exists which identifies scenarios that require specific actions in the event capital falls below certain levels.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total risk based capital, Common Equity Tier I (CET I) risk based capital, and Tier I risk based capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I leverage ratio (as defined) to average assets (as defined).

As of March 31, 2015, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk based, CET I risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of March 31, 2015.

On January 19, 2015, the Company declared a cash dividend of $0.06 per common share to shareholders of record as of the close of business February 2, 2015. The dividend was paid on February 17, 2015.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
March 31, 2015
Risk based capital ratios:
Tier I risk based capital	$109,173	13.82%	$47,398	6.00%	$63,197	8.00%
CET I risk-based capital	$109,173	13.82%	$35,548	4.50%	$51,348	6.50%
Total risk based capital	$118,426	14.99%	$63,203	8.00%	$79,003	10.00%
Tier I leverage ratio	$109,173	10.43%	$41,869	4.00%	$52,336	5.00%

December 31, 2014
Risk based capital ratios:
Tier I risk based capital	$104,519	13.34%	$31,340	4.00%	$47,010	6.00%
Total risk based capital	$113,995	14.55%	$62,678	8.00%	$78,347	10.00%
Tier I leverage ratio	$104,519	9.94%	$42,060	4.00%	$52,575	5.00%

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

Securities that are in a loss position for 12 months or longer are reviewed to determine if there is other-than-temporary impairment (OTTI). If the market value of the security is equal to or greater than 90% of the book value, no action will be taken. If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value and document the findings. At March 31, 2015, there were no securities to be evaluated.

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

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. At March 31, 2015, the effective tax rate was 37.375% compared to an effective tax rate of 38.126% at March 31, 2014.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

●	originating commercial loans that generally tend to have shorter maturity or repricing characteristics;

●	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;

●	lengthening the terms of borrowings and deposits; and

●	focusing on core deposit growth.

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

The table below sets forth, as of March 31, 2015, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$146,073	$(17,267)	-10.57%	$30,142	$(3,170)	-9.52%
+100	$157,220	$(6,120)	-3.75%	$31,832	$(1,480)	-4.44%
0	$163,340			$33,312
-100	$146,957	$(16,383)	-10.03%	$33,403	$91	0.27%
-200	$132,398	$(30,942)	-18.94%	$33,134	$(178)	-0.53%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interes-earning assets and interest-bearing liabilities.

The table above indicates that at March 31, 2015, in the event of a 100 basis point increase in interest rates, we would experience a $1.5 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $91,000 increase in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

On February 24, 2015, a complaint was filed against Colonial Financial Services, Inc. and the members of its Board of Directors in the Superior Court of New Jersey, Law Division, Cumberland County, seeking class action status and asserting that Colonial Financial Services, Inc. and the members of its Board had violated their duties to Colonial Financial Services’ shareholders in connection with the proposed merger with Cape Bancorp. The Company was also sued for allegedly aiding and abetting these alleged fiduciary breaches. On or about March 2, 2015, the complaint was supplemented to seek a temporary restraining order and preliminary injunction prohibiting consummation of the merger. Effective March 26, 2015, the amended complaint, and thus the lawsuit, was voluntarily dismissed without prejudice.

Item 1A. Risk Factors

The Company does not believe its risks have materially changed from those risks included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2015.

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

101

The following materials from Cape Bancorp, Inc.’s Quarterly Report on From 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Income for the Three Months Ended March 31, 2015 and March 31, 2014 (unaudited), (iii) the Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2015 and March 31, 2014 (unaudited), (iv) the Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2015 (unaudited) and Year Ended December 31, 2014, (v) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and March 31, 2014 (unaudited), and (vi) related Notes to Consolidated Financial Statements (unaudited).

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

CAPE BANCORP, INC.
Date: May 4, 2015	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer
Date: May 4, 2015	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer