Form 10-Q
period 2015-06-30
Cape Bancorp, Inc.
filed 2015-08-10
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015 there were 14,156,810 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash & due from financial institutions	$10,298	$6,785
Interest-bearing bank balances	13,157	24,687
Cash and cash equivalents	23,455	31,472
Interest-bearing time deposits	8,902	9,538
Investment securities available for sale, at fair value	258,034	147,788
Investment securities held to maturity, at amortized cost (fair value of $15,389 and $17,746, respectively)	15,432	17,924
Loans, net of allowance of $10,313 and $9,387, respectively	1,114,592	770,289
Loans held for sale	441	-
Accrued interest receivable	4,697	3,196
Premises and equipment, net	28,740	19,672
Other real estate owned	3,704	5,279
Federal Home Loan Bank (FHLB) stock, at cost	5,850	7,053
Deferred income taxes	16,097	10,062
Bank owned life insurance (BOLI)	46,577	31,305
Goodwill	22,575	22,575
Intangible assets, net	1,071	330
Other assets	4,985	3,411
Total assets	$1,555,152	$1,079,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$1,121,431	$710,788
Noninterest-bearing deposits	153,651	86,268
Federal funds purchased and repurchase agreements	9,964	9,956
Federal Home Loan Bank borrowings	89,288	126,386
Advances from borrowers for taxes and insurance	2,002	711
Accrued interest payable	115	120
Other liabilities	5,917	4,787
Total liabilities	1,382,368	939,016

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 16,073,709 at June 30, 2015 and 13,344,776 shares at December 31, 2014; outstanding 14,154,450 shares at June 30, 2015 and 11,475,396 shares at December 31, 2014	161	133
Additional paid-in capital	155,459	128,630
Treasury stock at cost: 1,919,259 shares at June 30, 2015 and 1,869,380 shares December 31, 2014	(18,531)	(18,077)
Unearned ESOP shares	(7,463)	(7,676)
Accumulated other comprehensive loss, net	(1,820)	(1,483)
Retained earnings	44,978	39,351
Total stockholders' equity	172,784	140,878
Total liabilities & stockholders' equity	$1,555,152	$1,079,894

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$12,354	$9,291	$21,197	$18,623
Interest and dividends on investments
Taxable	582	378	993	804
Tax-exempt	105	89	204	178
Interest on mortgage-backed securities	690	411	1,008	863
Total interest income	13,731	10,169	23,402	20,468
Interest expense:
Interest on deposits	1,034	658	1,724	1,262
Interest on borrowings	591	612	1,206	1,210
Total interest expense	1,625	1,270	2,930	2,472
Net interest income before provision for loan losses	12,106	8,899	20,472	17,996
Provision for loan losses	2,213	115	2,213	2,327
Net interest income after provision for loan losses	9,893	8,784	18,259	15,669
Non-interest income:
Service fees	1,049	724	1,731	1,380
Net gains on sale of loans	23	129	53	245
Net increase from BOLI	326	220	546	443
Gain on sale of investment securities available for sale, net	(15)	78	99	1,967
Net gain (loss) on sale of OREO	(225)	(232)	(226)	(240)
Bargain purchase gain	5,955	-	5,955	-
Other	618	84	751	336
Total non-interest income	7,731	1,003	8,909	4,131
Non-interest expense:
Salaries and employee benefits	4,997	3,389	8,840	6,987
Occupancy expenses, net	671	463	1,220	959
Equipment expenses	336	261	584	483
Federal insurance premiums	285	208	471	416
Data processing	449	303	743	576
Loan related expenses	261	253	500	478
Advertising	257	251	434	449
Telecommunications	342	298	612	567
Professional services	315	132	494	392
Merger related expenses	1,700	-	1,966	-
OREO expenses	449	164	1,351	416
Other operating	1,289	780	2,046	1,515
Total non-interest expense	11,351	6,502	19,261	13,238
Income before income taxes	6,273	3,285	7,907	6,562
Income tax expense	132	1,253	745	2,502
Net income	$6,141	$2,032	$7,162	$4,060

Earnings per share (see Note 13):
Basic	$0.46	$0.19	$0.60	$0.37
Diluted	$0.45	$0.19	$0.59	$0.37

Weighted average number of shares outstanding:
Basic	13,360,255	10,955,918	12,043,108	10,978,897
Diluted	13,516,172	11,097,564	12,171,283	11,114,150

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,
	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$6,273	$132	$6,141	$3,285	$1,253	$2,032
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	(1,873)	(748)	(1,125)	1,327	531	796
Amortization of previously unrealized loss on AFS securities transferred to HTM	(2)	(1)	(1)	71	28	43
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	15	6	9	(78)	(31)	(47)
Unrealized holding gains (losses) arising during the period on interest rate swap	326	130	196	(279)	(111)	(168)
Total other comprehensive income (loss)	(1,534)	(613)	(921)	1,041	417	624

Total comprehensive income	$4,739	$(481)	$5,220	$4,326	$1,670	$2,656

	For the six months ended June 30,
	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$7,907	$745	$7,162	$6,562	$2,502	$4,060
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	(536)	(214)	(322)	4,781	1,911	2,870
Amortization of previously unrealized loss on AFS securities transferred to HTM	103	41	62	106	42	64
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(99)	(40)	(59)	(1,967)	(786)	(1,181)
Unrealized holding gains (losses) arising during the period on interest rate swap	(30)	(12)	(18)	(279)	(111)	(168)
Total other comprehensive income (loss)	(562)	(225)	(337)	2,641	1,056	1,585

Total comprehensive income	$7,345	$520	$6,825	$9,203	$3,558	$5,645

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2014 and six months ended June 30, 2015

(unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)

Balance, December 31, 2013	$133	$128,193	$(12,035)	$(8,102)	$(2,951)	$35,189	$140,427
Net income	-	-	-	-	-	6,784	6,784
Other comprehensive income	-	-	-	-	1,468	-	1,468
Stock option compensation expense	-	448	-	-	-	-	448
Restricted stock compensation expense	-	23	-	-	-	-	23
Exercise of stock options	-	(40)	173	-	-	-	133
Cash dividends declared on common stock ($0.24 per share)	-	-	-	-	-	(2,622)	(2,622)
Common stock repurchased - 602,389 shares	-	-	(6,215)	-	-	-	(6,215)
ESOP shares earned	-	6	-	426	-	-	432
Balance, December 31, 2014	133	128,630	(18,077)	(7,676)	(1,483)	39,351	140,878
Net income	-	-	-	-	-	7,162	7,162
Other comprehensive income (loss)	-	-	-	-	(337)	-	(337)
Acquisition of Colonial Financial	28	27,138	(1,079)	-	-	-	26,087
Stock option compensation expense	-	225	-	-	-	-	225
Restricted stock compensation expense	-	33	-	-	-	-	33
Exercise of stock options	-	(24)	97	-	-	-	73
Issuance of restricted stock	-	(528)	528	-	-	-	-
Cash dividends declared on common stock ($0.12 per share)	-	-	-	-	-	(1,535)	(1,535)
ESOP shares earned	-	(15)	-	213	-	-	198
Balance, June 30, 2015	$161	$155,459	$(18,531)	$(7,463)	$(1,820)	$44,978	$172,784

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$7,162	$4,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,213	2,327
Net gains on the sale of loans	(53)	(245)
Net loss on the sale of other real estate owned	226	240
Write-down of other real estate owned	1,143	99
Net gains on sale of investment securities	(99)	(1,967)
Increase in cash surrender value of BOLI	(546)	(443)
Proceeds from loan sales	345	2,241
Depreciation and amortization	1,736	1,235
ESOP and stock-based compensation expense	456	470
Deferred income taxes	(5,812)	(4)
Bargain purchase gain	(5,955)	-
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(134)	(118)
Other assets	6,111	(298)
Accrued interest payable	(17)	22
Other liabilities	95	(2,741)
Net cash (used in) provided by operating activities	6,871	4,878
Cash flows from investing activities
Proceeds from sales of AFS securities	88,263	4,759
Proceeds from calls of investments held to maturity	570	-
Proceeds from calls, maturities, and principal repayments of AFS securities	23,566	11,489
Purchases of AFS securities	(9,974)	(16,723)
Purchases of HTM securities	-	(1,177)
Redemption (Purchase) of Federal Home Loan Bank stock	1,706	627
Proceeds from sale of other real estate owned	2,238	2,787
Proceeds from bank owned life insurance	-	761
(Increase) decrease in interest-bearing time deposits	636	(356)
(Increase) decrease in loans, net	(5,592)	(5,024)
Proceeds from sales of loans held for sale	8,503	5,323
Purchases of premises and equipment	(696)	(276)
Purchase of loans	(88,442)	-
Cash acquired, net of cash paid for Colonial acquisition	27,847	-
Net cash (used in) provided by investing activities	48,625	2,190
Cash flows from financing activities
Net increase (decrease) in deposits	(24,663)	14,826
Increase in advances from borrowers for taxes and insurance	212	44
Repayments of long-term borrowings	-	-
Increase (decrease) in short-term borrowings	(27,600)	(26,900)
Increase (decrease) in long-term borrowings	(10,000)	11,000
Purchase of Treasury stock	-	(4,464)
Proceeds from exercise of shares from stock options	73	35
Dividends paid on common stock	(1,535)	(1,433)
Net cash provided by (used in) financing activities	(63,513)	(6,892)
Net increase (decrease) in cash and cash equivalents	(8,017)	176
Cash and cash equivalents at beginning of year	31,472	24,861
Cash and cash equivalents at end of period	$23,455	$25,037
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$2,930	$2,450
Income taxes, net of refunds	$15	$-
Supplementary disclosure of non-cash investing activities:
AFS investment security sales that will settle after quarter-end	$-	$1,710
AFS investment security purchase commitments that settled during the period	$-	$(4,189)
Transfers between loans and loans held for sale, net	$441	$4,550
Transfers from loans to other real estate owned	$752	$115

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

Cape Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank.

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products. Following its April 1, 2015 acquisition of Colonial Financial Services, Inc. (“Colonial”). and Colonial Bank FSB (“Colonial Bank”), Vineland, New Jersey, Cape Bank operates through its twenty-one full service offices located throughout Atlantic, Cape May, Cumberland and Gloucester counties in New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey, one drive-up teller/ATM operation in Atlantic County, three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). On March 31, 2015, the Bank entered into an agreement to purchase Sun National Bank’s branch located in Hammonton, New Jersey. The branch purchase, subject to the satisfaction of customary closing conditions is expected to be completed in August 2015.

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended June 30, 2015 and 2014, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $1.6 million as of June 30, 2015, and $659,000 as of December 31, 2014 are included in these balances.

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

On April 1, 2015, the Bank transferred $441,000, net of $728,000 in write-downs, from loans to loans held for sale.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At June 30, 2015, TDRs totaled $4.4 million, of which $3.8 million were accruing TDRs and $645,000 were non-accruing TDRs. This compares to $5.7 million of TDRs at December 31, 2014, of which $4.9 million were accruing TDRs and $819,000 were non-accruing TDRs. (See Note 4 – Loans Receivable).

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2015 will be performed in the fourth quarter. In the interim, the Company will continue to evaluate goodwill on a quarterly basis utilizing the methodology required for an annual goodwill assessment. There was no goodwill associated with the acquisition of Colonial. The Company recorded a $5.955 million bargain purchase gain on the acquisition of Colonial.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 5 to 13 years. The acquisition of Colonial resulted in an additional core deposit intangible totaling $798,000 which will be amortized over ten years.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of June 30, 2015, 222,138 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

Stock Benefit Plan: The Company has an Equity Incentive Plan (the “Stock Benefit Plan”) under which incentive and non-qualified stock options, stock appreciation rights (“SARs”) and restricted stock awards (“RSAs”) may be granted periodically to certain employees and directors. The fair value of the restricted stock is the market value of the stock on the date of grant. Under the fair value method of accounting for stock options, the fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. This amount is amortized as salaries and employee benefits expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which, if changed, can significantly affect fair value estimates.

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

Treasury Stock: Stock held in the treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. As shares of treasury stock are reissued to satisfy stock option exercises, the shares are issued using the average cost basis of the shares in the treasury at the time of issuance. At June 30, 2015, 1,919,259 shares were held in the treasury at an average price of $9.66 per share.

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

NOTE 3 – ACQUISITION

On September 10, 2014, the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with Colonial Financial Services, Inc. The Agreement provided that, upon the terms and subject to the conditions set forth therein, Colonial would merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Thereafter, Colonial Bank, FSB a wholly-owned subsidiary of Colonial, would merge with and into Cape Bank, with Cape Bank continuing as the surviving Bank. Under the Agreement, each shareholder of Colonial, subject to potential adjustments at closing, was entitled to elect to receive either $14.50 per share in cash or 1.412 shares of Cape Bancorp’s common stock, subject to 50% of the shares being exchanged for stock and 50% for cash.

On April 1, 2015, the Company announced that it had successfully completed its acquisition of Colonial and Colonial Bank. At closing, two members of the Colonial Board of Directors, Gregory J. Facemyer and Hugh J. McCaffrey were added to the Boards of Directors of Cape and Cape Bank.

The assets acquired and liabilities assumed have been accounted for under the purchase method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of April 1, 2015 based on management’s best estimate using the information available as of the acquisition date. The application of purchase accounting resulted in a bargain purchase gain of $5.955 million and a core deposit intangible of $798,000. As of April 1, 2015, Colonial had total assets with a carrying value of approximately $569.8 million, including gross loans with a carrying value of approximately $273.8 million, and total deposits with a carrying value of approximately $502.0 million. The bargain purchase gain primarily results from the interest rate fair value adjustment applied to Colonial’s lower yielding asset base and the write-up of the Colonial premises acquired to fair market value.

The table below summarizes the amounts recognized as of the merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value as of April 1, 2015:

	Colonial 04/01/15 Book Value	Fair Value Adjustments		Colonial 04/01/15 Fair Value Acquisition
	(in thousands)

Cash paid for acquisition				$28,028
Value of stock issued				26,087
Total Purchase Price				$54,115

Cash and cash equivalents	$55,875	$-		$55,875
Investment securities	210,883	-		210,883
Restricted stock	503	-		503
Loans	258,756	(4,949)	(a)	253,807
Loans held for sale	12,872	(3,771)		9,101
Bank owned life insurance	15,134	-		15,134
Premises and equipment	7,292	1,724	(b)	9,016
Accrued interest receivable	1,390	(23)		1,367
Core deposit and other intangibles	-	798	(c)	798
Other real estate owned	2,177	(895)	(d)	1,282
Deferred taxes	3,443	2,295	(e)	5,738
Other assets	1,508	-		1,508
Deposits	(502,047)	(769)	(f)	(502,816)
Accrued interest payable	(12)	-		(12)
Advances for taxes and insurance	(1,079)	-		(1,079)
Other liabilities	(907)	(129)		(1,036)
Total identifiable net assets	$65,789	$(5,719)		$60,070

Bargain purchase gain				$(5,955)

The following provides an explanation of certain fair value adjustments presented in the above table:

a) Represents the elimination of Colonial’s allowance for loan losses, deferred fees, deferred costs and an adjustment of the amortized cost of loans to estimated fair value, which includes an interest rate mark and credit mark.

b) Represents an adjustment to reflect the fair value of land and buildings.

c) Represents intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.

d) Represents the fair value adjustment for other real estate owned.

e) Consist primarily of adjustments in net deferred tax assets resulting from the fair value adjustments related to acquired assets, liabilities assumed and identifiable intangibles recorded.

f) Represents fair value adjustment on time deposits as the weighted average interest rates of time deposits assumed exceeded the costs of similar funding available in the market at the time of the acquisition.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Colonial were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loan were derived from the eventual sale of the collateral. These values were discounted using marked derived rate of returns, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Colonial’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on April 1, 2015.

The acquired loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of April 1, 2015 was comprised of collateral dependent loans with deteriorated credit quality as follows:

ASC 310-30
Loans
(in thousands)
Contractual principal and accrued interest at acquisition	$8,262
Principal not expected to be collected (non-accretable discount)	5,726
Expected cash flows at acquisition	2,536
Interest component of expected cash flows (accretable discount)	(163)
Fair value of acquired loans	$2,373

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum of the years method of amortization.

The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

Direct acquisition and integration costs of the merger were expensed as incurred and totaled $2.0 million for the six months ended June 30, 2015. These items were recorded as merger-related expenses on the consolidated statements of income.

The following table presents selected unaudited pro forma financial information reflecting the merger assuming it was completed as of January 1, 2015 and January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and fully diluted earnings per share were calculated using the Company’sactual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of the Company for the 2014 period presented and in 2015 until the date of the merger, at which time Colonial’s results of operations were included in the Company’s financial statements.

The unaudited pro forma information, for the six months ended June 30, 2015 and 2014, set forth below reflects the adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion discounts. The unaudited pro forma information give effect to the merger as if it occurred on January 1, 2015 with respect to the pro forma information for the six months ended June 30, 2015 and on January 1, 2014 with respect to the pro forma information for the six months ended June 30, 2014. In the table below, merger-related expenses of $2.0 million were excluded from pro forma non-interest expenses for the six months ended June 30, 2015. Income taxes were also adjusted to exclude income tax benefits of $263,000 related to the non-tax deductible merger expenses for the six months ended June 30, 2015. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings.

	Pro Forma Selected Financial Data
	For the six months ended June 30,
	2015	2014
	(in thousands, except per share amounts)

Net interest income after loan loss provision	$22,517	$21,237
Non-interest income:
Gain (loss) on sale of securities	$155	$2,463
All other non-interest income	$3,229	$2,966
Non-interest expense	$20,781	$19,740
Net income	$3,783	$4,646

Pro forma earnings per share:
Basic	$0.31	$0.39
Diluted	$0.31	$0.38

The Company has determined that it is impractical to report amounts of revenue and earnings of Cape Bancorp since the acquisition date, April 1, 2015. The back-office systems conversions of the combined entity took place on May 9, 2015. Accordingly, reliable and separate complete revenue and earnings information are no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost saves that cannot be objectively made. The Company is still in the process of evaluating the final purchase accounting allocation specifically pertaining to deferred tax assets conforming with Section 382.  Any adjustment resulting from the evaluation is not expected to be material.  In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from the date of acquisition to complete this assessment.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$57,136	$49	$(334)	$56,851
Municipal bonds	9,896	2	(61)	9,837
Corporate bonds	25,694	36	(33)	25,697
Total debt securities	$92,726	$87	$(428)	$92,385

Equity securities
CRA Qualified and Asset Mgmt Funds	$8,891	$-	$(254)	$8,637
Total equity securities	$8,891	$-	$(254)	$8,637

Mortgage-backed securities
SBA Loan Pools	$10,153	$2	$-	$10,155
GNMA pass-through certificates	7,104	9	(7)	7,106
FHLMC pass-through certificates	14,484	4	(80)	14,408
FNMA pass-through certificates	32,415	17	(246)	32,186
Collateralized mortgage obligations	94,261	73	(1,177)	93,157
Total mortgage-backed securities	$158,417	$105	$(1,510)	$157,012
Total securities available-for-sale	$260,034	$192	$(2,192)	$258,034

Investment securities held-to-maturity
Debt securities
U.S. Government and agency obligations	$5,964	$-	$(75)	$5,889
Municipal bonds	9,468	96	(64)	9,500
Total securities held-to-maturity	$15,432	$96	$(139)	$15,389

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$39,978	$16	$(560)	$39,434
Municipal bonds	8,288	46	(17)	8,317
Corporate bonds	23,836	15	(73)	23,778
Total debt securities	$72,102	$77	$(650)	$71,529

Equity securities
CRA Qualified and Asset Mgmt Funds	$5,000	$-	$(183)	$4,817
Total equity securities	$5,000	$-	$(183)	$4,817

Mortgage-backed securities
GNMA pass-through certificates	$2,103	$113	$-	$2,216
FHLMC pass-through certificates	3,464	7	(13)	3,458
FNMA pass-through certificates	9,729	33	(16)	9,746
Collateralized mortgage obligations	56,757	62	(797)	56,022
Total mortgage-backed securities	$72,053	$215	$(826)	$71,442
Total securities available-for-sale	$149,155	$292	$(1,659)	$147,788

Investment securities held-to-maturity
Debt securities
U.S. Government and agency obligations	$7,859	$-	$(261)	$7,598
Municipal bonds	10,065	139	(56)	10,148
Total securities held-to-maturity	$17,924	$139	$(317)	$17,746

Proceeds from sales of securities available for sale were $78.6 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively. Gross gains of $141,000 and gross losses of $156,000 were realized on security sales during the three months ended June 30, 2015 and gross gains of $78,000 were realized on security sales during the three months ended June 30, 2014. Proceeds from security calls, maturities, and return of principal were $11.1 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively. Proceeds from sales of securities available for sale were $88.3 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. Gross gains of $255,000 and gross losses of $156,000 were realized on security sales during the six months ended June 30, 2015. Gross gains of $2.0 million were realized on security sales during the six months ended June 30, 2014. Proceeds from security calls, maturities, and return of principal were $23.6 million and $11.5 million for the six months ended June 30, 2015 and 2014, respectively.

Securities having a fair value of approximately $25.1 million and $79.9 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, Federal Home Loan Bank and other borrowings. The Bank did not hold any trading securities during the six months ended June 30, 2015 or during the twelve months ended December 31, 2014.

On March 3, 2014, $7.6 million of agency debt securities were transferred from available-for-sale (“AFS”) to held-to-maturity (“HTM”) at fair value which the Bank has the ability and positive intent to hold to maturity. Additionally, the Bank expects to recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity. Each transfer was done at fair value and any previously unrealized gain or loss will be amortized or accreted to investment securities in the consolidated statements of operation. The unrealized holding gain or loss at March 3, 2014 related to this transfer, will continue to be reported in a separate component of shareholders’ equity and will be amortized or accreted over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization or accretion of any premium or discount, and will result in no net effect to the investment yield. These securities had gross unrealized losses at the time of transfer of $377,000 of which $276,000 was in a loss position for less than 12 months. There were no securities transferred from AFS to HTM during the six month period ending June 30, 2015.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$44,928	$(308)	$7,898	$(101)	$52,826	$(409)
Municipal bonds	11,579	(105)	1,271	(20)	12,850	(125)
Corporate bonds	11,593	(33)	-	-	11,593	(33)
CRA Qualified and Asset Mgmt Mutual Funds	888	(3)	7,749	(251)	8,637	(254)
Mortgage-backed securities	102,399	(1,021)	16,697	(489)	119,096	(1,510)

Total temporarily impaired investment securities	$171,387	$(1,470)	$33,615	$(861)	$205,002	$(2,331)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$8,958	$(42)	$34,214	$(779)	$43,172	$(821)
Municipal bonds	3,098	(17)	3,824	(56)	6,922	(73)
Corporate bonds	17,730	(73)	-	-	17,730	(73)
CRA Qualified and Asset Mgmt Mutual Funds	-	-	4,817	(183)	4,817	(183)
Mortgage-backed securities	15,903	(53)	39,571	(773)	55,474	(826)

Total temporarily impaired investment securities	$45,689	$(185)	$82,426	$(1,791)	$128,115	$(1,976)

Management evaluates investment securities to determine if they are OTTI on at least a quarterly basis. The evaluation process applied to each security includes, but is not limited to, the following factors: whether the security is performing according to its contractual terms, determining if there has been an adverse change in the expected cash flows for investments within the scope of FASB Accounting Standards Codification (ASC) Topic 325, “Investments Other”, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or would more likely than not be required to sell an impaired debt security before a recovery of its amortized cost basis, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield and/or a temporary interest shortfall, and a review of the underlying issuers. Additionally, and consistent with FDIC regulations, management, prior to acquiring and periodically thereafter, evaluates various factors of corporate and municipal securities that may include but is not limited to the following; evaluate that the risk of default is low and consistent with bonds of similar quality, evaluate the capacity to pay, understand applicable market demographics/economics and understand current levels and trends in operating margins, operating efficiency, profitability, return on assets and return on equity.

At June 30, 2015, the Company’s investment securities portfolio consisted of 319 securities, 183 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the six months ended June 30, 2015.

On February 27, 2014, the Company sold its remaining portion of CDOs having a zero book balance which resulted in a pre-tax gain of $1.9 million.

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at June 30, 2015, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year or less	$303	$303	$-	$-
Due after one year but within five years	67,109	66,965	2,451	2,445
Due after five years but within ten years	25,314	25,117	12,173	12,122
Due after ten years	-	-	808	822
Equity securities	8,891	8,637
Mortgage-backed securities	158,417	157,012	-	-
Total investment securities	$260,034	$258,034	$15,432	$15,389

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at June 30, 2015 and June 30, 2014:

For the three months ended June 30,
	2015	2014
Beginning balance of cumulative credit losses on CDO securities	$-	$-
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	-	-
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$-

	For the six months ended June 30,
	2015	2014
Beginning balance of cumulative credit losses on CDO securities	$-	$(14,501)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	-	14,501
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$-

NOTE 5 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Commercial secured by real estate	$583,359	$422,194
Commercial term loans	37,023	25,366
Construction	24,601	19,399
Other commercial	60,799	33,314
Residential mortgage	348,315	234,561
Home equity loans and lines of credit	68,298	44,312
Other consumer loans	1,133	769
Loans receivable, gross	1,123,528	779,915

Less:
Allowance for loan losses	10,313	9,387
Deferred loan fees	(1,377)	239
Loans receivable, net	$1,114,592	$770,289

Purchase Credit Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
	(in thousands)
Commercial secured by real estate	$478	$-
Commercial term loans	-	-
Construction	281	-
Other commercial	-	-
Residential mortgage	-	-
Home equity loans and lines of credit	-	-
Other consumer loans	-	-
Total carrying amount	$759	$-

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the six months ended June 30, 2015. There were no purchased impaired loans in the 2014 period. The table above excludes three loans that were purchase credit impaired at April 1, 2015 that subsequently paid off or were moved to other real estate owned.

The accretable yield, or income expected to be collected, on the purchased impaired loans above is as follows at June 30, 2015:

For the three and six months ended
June 30, 2015
(in thousands)
Accretable yield, beginning balance	$-
Acquisition of impaired loans	163
Accretion of income	(52)
Reclassifications from non-accretable difference	-
Disposals	-
Accretable yield, end of period	$111

The following table summarizes activity related to the allowance for loan losses by category for the three months ended June 30, 2015:

	At or for the three months ended June 30, 2015
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total

Balance at beginning of period	$5,819	$402	$147	$601	$1,549	$289	$7	$350	$9,164
Charge-offs	(177)	-	-	-	(89)	(88)	(18)	-	(372)
Write-downs on loans transferred to HFS	(728)	-	-	-	-	-	-	-	(728)
Recoveries	19	-	-	7	-	4	6	-	36
Provision for loan losses	1,669	134	61	398	189	95	17	(350)	2,213
Balance at end of period	$6,602	$536	$208	$1,006	$1,649	$300	$12	$-	$10,313

Impairment evaluation
Allowance for loan losses
Individually evaluated	$283	$-	$-	$-	$239	$9	$-	$-	$531
Collectively evaluated	6,319	536	208	1,006	1,410	291	12	-	9,782
PCI loans	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$6,602	$536	$208	$1,006	$1,649	$300	$12	$-	$10,313
Loans
Individually evaluated	$8,577	$-	$-	$303	$4,339	$509	$-	$-	$13,728
Collectively evaluated	574,304	37,023	24,320	60,496	343,976	67,789	1,133	-	1,109,041
PCI loans	478	-	281	-	-	-	-	-	759
Total loans	$583,359	$37,023	$24,601	$60,799	$348,315	$68,298	$1,133	$-	$1,123,528

(1) includes commercial lines of credit

On April 1, 2015, the Bank transferred $441,000, net of $728,000 in write-downs, from loans to loans held for sale.

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

The following table summarizes activity related to the allowance for loan losses by category for the six months ended June 30, 2015:

	At or for the six months ended June 30, 2015
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387
Charge-offs	(347)	-	-	-	(143)	(111)	(24)	-	(625)
Write-downs on loans transferred to HFS	(728)	-	-	-	-	-	-	-	(728)
Recoveries	38	-	-	7	-	7	14	-	66
Provision for loan losses	1,968	(61)	70	217	242	116	11	(350)	2,213
Balance at end of period	$6,602	$536	$208	$1,006	$1,649	$300	$12	$-	$10,313

Impairment evaluation
Allowance for loan losses
Individually evaluated	$283	$-	$-	$-	$239	$9	$-	$-	$531
Collectively evaluated	6,319	536	208	1,006	1,410	291	12	-	9,782
PCI loans	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$6,602	$536	$208	$1,006	$1,649	$300	$12	$-	$10,313
Loans
Individually evaluated	$8,577	$-	$-	$303	$4,339	$509	$-	$-	$13,728
Collectively evaluated	574,304	37,023	24,320	60,496	343,976	67,789	1,133	-	1,109,041
PCI loans	478	-	281	-	-	-	-	-	759
Total loans	$583,359	$37,023	$24,601	$60,799	$348,315	$68,298	$1,133	$-	$1,123,528

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2014:

	At or for the Year ended December 31, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Charge-offs	(1,276)	-	-	-	(107)	(100)	(63)	-	(1,546)
Write-downs on loans transferred to HFS	-	(825)	-	(965)	-	-	-	-	(1,790)
Recoveries	299	-	-	-	50	3	27	-	379
Provision for loan losses	94	1,002	(89)	1,147	742	225	43	(150)	3,014
Balance at end of period	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387

Impairment evaluation
Allowance for loan losses
Individually evaluated	$271	$-	$-	$-	$26	$-	$-	$-	$297
Collectively evaluated	5,400	597	138	782	1,524	288	11	350	9,090
Total allowance for loan losses	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387
Loans
Individually evaluated	$10,447	$-	$-	$303	$2,301	$400	$-	$-	$13,451
Collectively evaluated	411,747	25,366	19,399	33,011	232,260	43,912	769	-	766,464
Total loans	$422,194	$25,366	$19,399	$33,314	$234,561	$44,312	$769	$-	$779,915

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

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the six months ended June 30, 2014:

	At or for the six months ended June 30, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Charge-offs	(276)	-	-	-	(11)	(86)	(44)	-	(417)
Write-downs on loans transferred to HFS	-	(825)	-	(965)	-	-	-	-	(1,790)
Recoveries	262	-	-	-	-	1	17	-	280
Provision for loan losses	418	748	(109)	1,048	142	99	31	(50)	2,327
Balance at end of period	$6,958	$343	$118	$683	$996	$174	$8	$450	$9,730

Impairment evaluation
Allowance for loan losses
Individually evaluated	$128	$-	$-	$-	$27	$-	$-	$-	$155
Collectively evaluated	6,830	343	118	683	969	174	8	450	9,575
Total allowance for loan losses	$6,958	$343	$118	$683	$996	$174	$8	$450	$9,730
Loans
Individually evaluated	$8,866	$-	$-	$303	$2,141	$575	$-	$-	$11,885
Collectively evaluated	416,670	19,175	19,993	38,169	237,122	42,642	724	-	774,495
Total loans	$425,536	$19,175	$19,993	$38,472	$239,263	$43,217	$724	$-	$786,380

(1) includes commercial lines of credit

Impaired loans at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Non-accrual loans (1)	$9,139	$7,857
Loans delinquent greater than 90 days and still accruing	502	401
Troubled debt restructured loans	3,782	4,855
Loans less than 90 days and still accruing	305	338
PCI loans (2)	759	-
Total impaired loans	$14,487	$13,451

(1)	Non-accrual loans in the table above include TDRs totaling $645,000 at June 30, 2015 and $819,000 at December 31, 2014.
(2)	All PCI loans are non-accrual.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$12,335	$11,714	$10,632	$11,256
Interest income recognized during impairment	$76	$105	$131	$163
Cash basis interest income recognized	$-	$-	$-	$-

At June 30, 2015, non-performing loans had a principal balance of $10.4 million compared to $8.3 million at December 31, 2014. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $502,000 at June 30, 2015 and $401,000 at December 31, 2014.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	June 30, 2015			December 31, 2014
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$291	$2,617	$2,908	$733	$3,471	$4,204
Residential mortgage	354	1,165	1,519	86	1,384	1,470
Total TDRs	$645	$3,782	$4,427	$819	$4,855	$5,674

The following table presents new TDRs for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	$-	-	$-	$-
Residential mortgage	1	76	76	2	779	779
Total TDRs	1	$76	$76	2	$779	$779

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	2	$2,490	$2,490	1	$2,178	$2,170
Residential mortgage	1	76	76	2	779	779
Total TDRs	3	$2,566	$2,566	3	$2,957	$2,949

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the six months ended June 30, 2015 and during the year ended December 31, 2014:

	For the six months ended June 30, 2015
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490
Residential mortgage	-	-	-	-	1	76	-	-	-	-	1	76
Total accruing TDRs	-	$-	-	$-	1	$76	2	$2,490	-	$-	3	$2,566

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490
Residential mortgage	-	-	-	-	1	76	-	-	-	-	1	76
Total TDRs	-	$-	-	$-	1	$76	2	$2,490	-	$-	3	$2,566

	Year ended December 31, 2014
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	3	$1,197	-	$-	1	$45	1	$2,170	-	$-	5	$3,412
Residential mortgage	-	-	-	-	2	779	-	-	1	200	3	979
Total accruing TDRs	3	$1,197	-	$-	3	$824	1	$2,170	1	$200	8	$4,391

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	1	87	1	87
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	1	$87	1	$87

Total TDRs:
Commercial secured by real estate	3	$1,197	-	$-	1	$45	1	$2,170	-	$-	5	$3,412
Residential mortgage	-	-	-	-	2	779	-	-	2	287	4	1,066
Total TDRs	3	$1,197	-	$-	3	$824	1	$2,170	2	$287	9	$4,478

The following table presents TDRs that defaulted within the six months ended June 30, 2015 and 2014, where the loan had been modified within twelve months:

	For the six months ended June 30, 2015		For the six months ended June 30, 2014
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	-	$-
Residential mortgage	2	273	-	-
Total	2	$273	-	$-

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at June 30, 2015 and December 31, 2014 was an impairment reserve for TDRs in the amount of $188,000 and $192,000, respectively. At June 30, 2015, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at June 30, 2015:

June 30, 2015 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$3,776	$4,481	$283	$3,496	$68
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	923	1,010	239	458	3
Home equity loans and lines of credit	86	88	9	29	-
Other consumer loans	-	-	-	-	-
PCI	-	-	-	-	-
Impaired loans with a related allowance	$4,785	$5,579	$531	$3,983	$71

Impaired loans with no related allowance
Commercial secured by real estate	$4,801	$6,240	$-	$3,365	$12
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	621	-
Residential mortgage	3,416	3,568	-	2,123	42
Home equity loans and lines of credit	423	465	-	274	6
Other consumer loans	-	-	-	-	-
PCI	759	3,209	-	266	-
Impaired loans with no related allowance	$9,702	$13,858	$-	$6,649	$60

Total impaired loans
Commercial secured by real estate	$8,577	$10,721	$283	$6,861	$80
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	621	-
Residential mortgage	4,339	4,578	239	2,581	45
Home equity loans and lines of credit	509	553	9	303	6
Other consumer loans	-	-	-	-	-
PCI	759	3,209	-	266	-
Total impaired loans	$14,487	$19,437	$531	$10,632	$131

(1)	excludes HFS non-accruing loans of $441,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2014:

December 31, 2014	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$4,432	$4,938	$271	$3,679	$160
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	193	193	26	198	7
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$4,625	$5,131	$297	$3,877	$167

Impaired loans with no related allowance
Commercial secured by real estate	$6,015	$7,781	$-	$4,682	$64
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,108	2,233	-	1,644	86
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$8,826	$10,897	$-	$6,983	$154

Total impaired loans
Commercial secured by real estate	$10,447	$12,719	$271	$8,361	$224
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,301	2,426	26	1,842	93
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Total impaired loans	$13,451	$16,028	$297	$10,860	$321

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at June 30, 2015:

June 30, 2015	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual (1)	PCI Loans (2)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$572	$40	$-	$612	$5,654	$478	$576,615	$583,359
Commercial term loans	-	-	-	-	-	-	37,023	37,023
Construction	-	-	-	-	-	281	24,320	24,601
Other commercial	337	-	-	337	303	-	60,159	60,799
Residential mortgage	513	756	312	1,581	2,863	-	343,871	348,315
Home equity loans and lines of credit	504	72	190	766	319	-	67,213	68,298
Other consumer loans	4	-	-	4	-	-	1,129	1,133
Total	$1,930	$868	$502	$3,300	$9,139	$759	$1,110,330	$1,123,528

(1)	excludes HFS non-accruing loans of $441,000.

(2)	All PCI loans are non-accrual

The following table presents loans by past due status at December 31, 2014:

December 31, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual	PCI Loans	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$769	$402	$-	$1,171	$6,638	$-	$414,385	$422,194
Commercial term loans	-	-	-	-	-	-	25,366	25,366
Construction	-	-	-	-	-	-	19,399	19,399
Other commercial	-	-	-	-	303	-	33,011	33,314
Residential mortgage	2,047	253	171	2,471	745	-	231,345	234,561
Home equity loans and lines of credit	244	182	230	656	171	-	43,485	44,312
Other consumer loans	-	-	-	-	-	-	769	769
Total	$3,060	$837	$401	$4,298	$7,857	$-	$767,760	$779,915

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at June 30, 2015 and December 31, 2014 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at June 30, 2015 and December 31, 2014 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
June 30, 2015	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	PCI Loans	Total
	(in thousands)
Commercial secured by real estate	$565,297	$6,561	$1,202	$3,677	$490	$5,654	$478	$583,359
Commercial term loans	35,878	1,145	-	-	-	-	-	37,023
Construction	24,320	-	-	-	-	-	281	24,601
Other commercial	57,691	2,735	70	-	-	303	-	60,799
	$683,186	$10,441	$1,272	$3,677	$490	$5,957	$759	$705,782

	Risk Ratings
December 31, 2014	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	PCI Loans	Total
	(in thousands)
Commercial secured by real estate	$406,006	$5,021	$2,142	$1,055	$1,332	$6,638	$-	$422,194
Commercial term loans	25,211	155	-	-	-	-	-	25,366
Construction	19,399	-	-	-	-	-	-	19,399
Other commercial	31,972	1,039	-	-	-	303	-	33,314
	$482,588	$6,215	$2,142	$1,055	$1,332	$6,941	$-	$500,273

NOTE 6 – FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015			Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$-	$56,851	$-	$-	$39,434	$-
Municipal bonds	-	9,837	-	-	8,317	-
Corporate bonds	-	25,697	-	-	23,778	-
CRA Qualified and Asset Mgmt Funds	8,637	-	-	4,817	-	-
Mortgage-backed securities	-	157,012	-	-	71,442	-
Total securities available for sale	$8,637	$249,397	$-	$4,817	$142,971	$-
Interest rate swaps	-	(859)	-	-	(829)	-
Total measured on a recurring basis	$8,637	$248,538	$-	$4,817	$142,142	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
CDO Securities Available for Sale
	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Beginning balance	$-	$-	$-	$-
Accretion of discount	-	-	-	-
Increase in fair value of CDO investments sold		-		(1,889)
Reduction in Accumulated OTTI on sale	-	-	-	-
Realized gain (loss) on sale/redemption	-	-	-	1,889
Unrealized holding gain (loss)	-	-	-	-
Other-than-temporary impairment included in earnings	-	-	-	-
Ending balance	$-	$-	$-	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015			Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$2,010	$-	$-	$3,761
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other commercial	-	-	60	-	-	60
Residential mortgage	-	-	1,294	-	-	176
Home equity loans	-	-	296	-	-	212
PCI loans	-	-	759	-	-	-
Total impaired loans	$-	$-	$4,419	$-	$-	$4,209
Other real estate owned:
Commercial	$-	$863	$1,265	$-	$100	$4,127
Residential mortgage	-	199	192	-	6	1,046
Total other real estate owned	$-	$1,062	$1,457	$-	$106	$5,173
Loans held for sale	$-	$441	$-	$-	$-	$-
Assets held for sale	$-	$80	$-	$-	$-	$-

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

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

Fair valued impaired loans with allocated allowance for loan losses at June 30, 2015, had a carrying amount of $4.4 million, which is made up of the outstanding balance of $4.8 million, net of a valuation allowance of $342,000. These balances do not include $3.7 million of impaired loans that are measured using the discounted cash flow method and are not collateral dependent.

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

	At June 30, 2015
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$23,455	$10,298	$13,157	$-
Interest-bearing time deposits	$8,902	$-	$8,920	$-
Loans held for sale	$441	$-	$441	$-
Loans receivable, net of allowance	$1,114,592	$-	$-	$1,119,142
Investment securities AFS	$258,034	$8,637	$249,397	$-
Investment securities HTM	$15,432	$-	$15,389	$-
FHLB Stock	$5,850	n/a	n/a	n/a
Accrued interest receivable	$4,697	$-	$879	$3,818

Liabilities
Savings deposits	$169,313	$-	$169,313	$-
Checking and money market deposits	$780,936	$153,651	$627,285	$-
Certificates of deposit	$324,833	$-	$324,474	$-
Borrowings	$99,252	$-	$101,480	$-
Accrued interest payable	$115	$-	$115	$-

	At December 31, 2014
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$31,472	$6,785	$24,687	$-
Interest-bearing time deposits	$9,538	$-	$9,522	$-
Loans receivable, net of allowance	$770,289	$-	$-	$773,636
Investment securities AFS	$147,788	$4,817	$142,971	$-
Investment securities HTM	$17,924	$-	$17,746	$-
FHLB Stock	$7,053	n/a	n/a	n/a
Accrued interest receivable	$3,196	$-	$639	$2,557

Liabilities
Savings deposits	$91,948	$-	$91,948	$-
Checking and money market deposits	$460,177	$86,268	$373,909	$-
Certificates of deposit	$244,931	$-	$245,301	$-
Borrowings	$136,342	$-	$139,463	$-
Accrued interest payable	$120	$-	$120	$-

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

NOTE 7 – OTHER REAL ESTATE OWNED

At June 30, 2015, other real estate owned (OREO) totaled $3.7 million and consisted of fifteen residential properties (including five building lots) and fourteen commercial properties. Included in the $3.7 million were three residential properties and five commercial properties that were acquired in the April 1, 2015 acquisition of Colonial Bank. The aggregate carrying values of the Colonial properties were $185,000 and $1.0 million, respectively, at June 30, 2015 and December 31, 2014. At December 31, 2014, OREO totaled $5.3 million and consisted of nine residential properties (including five building lots) and ten commercial properties.

For the three months ended June 30, 2015, the Company added ten residential properties and eight commercial properties to OREO with aggregate carrying values of $411,000 and $1.5 million respectively. Of these totals, four residential properties and six commercial properties were former Colonial properties with aggregate carrying values of $228,000 and $1.1 million, respectively. During the second quarter of 2015, the Company sold four residential and four commercial OREO properties with an aggregate carrying value of $2.5 million. Included in these sales were one residential and one commercial OREO property that were former Colonial properties. These two sales had an aggregate carrying value of $142,000.

Net expenses applicable to OREO were $449,000 for the three month period ending June 30, 2015, which included OREO valuation write-downs of $344,000, taxes and insurance totaling $76,000, and $29,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $225,000 for the three months ended June 30, 2015. For the three months ended June 30, 2014, net expenses applicable to OREO totaled $164,000 which included OREO valuation write-downs totaling $9,000, taxes and insurance totaling $74,000, and $81,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $232,000 for the three months ended June 30, 2014.

For the six months ended June 30, 2015, net expenses applicable to OREO were $1.4 million which included OREO valuation write-downs of $1.1 million, taxes and insurance totaling $149,000, and $59,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $226,000 for the six months ended June 30, 2015. For the six months ended June 30, 2014, net expenses applicable to OREO totaled $416,000 which included OREO valuation write-downs totaling $99,000, taxes and insurance totaling $156,000, and $161,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $240,000 for the six months ended June 30, 2014.

As of the date of this filing, the Company has agreements of sale for four additional OREO properties with an aggregate carrying value totaling $1.1 million, although there can be no assurance that these sales will be completed. In addition, during the third quarter of 2015 through the date of this filing, the Company sold one residential OREO property with a carrying value of $199,000. The Company recorded a net gain of $11,000 related to this third quarter 2015 sale.

NOTE 8 – DEPOSITS

Deposits are as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Savings accounts	$169,313	$91,948
Interest-bearing checking and money market deposits (1)	627,285	373,909
Non-interest bearing checking	153,651	86,268
Certificates of deposit $250,000 or less	279,604	194,641
Certificates of deposit more than $250,000	45,229	50,290
Total deposits	$1,275,082	$797,056

(1)	Includes municipal deposit accounts totaling $250.5 million, or 19.6% of total deposits at June 30, 2015 and $96.2 million, or 12.1% of total deposits at December 31, 2014.

NOTE 9 – BORROWINGS

The Bank’s FHLB borrowings totaled $89.3 million and $126.4 million at June 30, 2015 and December 31, 2014, respectively, and repurchase agreements totaled $10.0 million for both periods.

NOTE 10 – DERIVATIVES AND HEDGING ACTIVITIES

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Bank’s variable rate borrowings. The interest rate swap on the variable rate borrowing was designated as a cash flow hedge and was a negotiated over the counter contract. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For the three months ended June 30, 2015 there was an unrealized holding gain on the interest rate swap of $326,000 and an unrealized loss of $30,000 for the six months ended June 30, 2015. There was no reclassification from other comprehensive to interest income nor the ineffective portion through non-interest income for the three and six months ended June 30, 2015. The contract was entered into by the Bank with a counterparty, and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.

The Bank is exposed to credit-related losses in the event of non-performance by the counterparties to the agreements. The Bank controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. The Bank only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during and at period end.

At June 30, 2015, the Bank had a forecasted interest rate swap agreement to receive from the counterparty at 1 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.368% on a notional amount of $19.0 million. The effective date of the transaction is May 17, 2017 and the maturity date is May 17, 2023. Beginning May 17, 2014, for the first three years, no cash flows will be exchanged and for the following seven years the Bank will pay a fixed interest rate of 3.368% and the counterparty will pay the Bank 1 month LIBOR. The hedging strategy converts the LIBOR based floating interest on a certain FHLB advance to a fixed interest rate, thereby protecting the Bank from floating interest rate variability. The following table presents information regarding our derivative financial instrument at June 30, 2015 and December 31, 2014.

	At June 30, 2015		At December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)		(in thousands)
Derivatives
Interest rate swap	$19,000	$(859)	$19,000	$(829)

NOTE 11 – INCOME TAXES

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended June 30, 2015 was $132,000 compared to $1.3 million for the three months ended June 30, 2014 and was $745,000 for the six months ended June 30, 2015 compared to $2.5 million for the six month period ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was 2.11% compared to 38.13% for the three months ended June 30, 2014. For the six month period ended June 30, 2015 the effective tax rate was 9.42% compared to 38.13% for the six month period ended June 30, 2014. The lower effective tax rate for the three and six month periods ended June 30, 2015 reflects the significant increase in nontaxable income attributable to the $5.955 million bargain purchase gain associated with the Colonial Financial Services Inc. acquisition.

For more information about our income taxes, read Note 12, “Income Taxes,” in our 2014 Annual Report to Shareholders.

NOTE 12 – STOCK BENEFIT PLAN

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

During the first six months of 2015, the Company issued 42,500 incentive stock options to certain employees at a grant price ranging from $9.15 per share to $9.54 per share. During the first six months of 2014, the Company issued 10,000 incentive stock options to certain employees at a grant price of $10.67 per share. In addition, as a result of the acquisition of Colonial, certain unvested options of Colonial were converted into unvested options of the Company. These unvested options have a remaining vesting period of two years, were adusted by the acquisition exchange ratio of 1.412, and total 38,661 at an grant price of $8.82 per share.

Stock option activity for the six months ended June 30, 2015 and 2014 was as follows:

	For the six months ended June 30,
	2015			2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1	696,960	$7.79		710,960	$7.64
Assumed in Colonial acquisition	38,661	$8.82		-	$-
Granted	42,500	$9.31		10,000	$10.67
Forfeited	(10,590)	$9.13		(8,000)	$7.27
Exercised	(10,000)	$7.27		(4,403)	$8.43
Outstanding at June 30 (1)	757,531	$7.91	5.7	708,557	$7.76	6.5
Exercisable at June 30	612,183	$7.56	5.1	485,344	$7.45	6.0

Aggregate Intrinsic Value at June 30	$1,162,000			$1,592,000

(1)	Expected forfeitures are immaterial.

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

	For the three months ended June 30,		For the six months ended June 30,
Assumption	2015	2014	2015	2014
Expected average risk-free interest rate	1.64%	2.02%	1.59%	2.02%
Expected average life (in years)	6.5	6.5	6.5	6.5
Expected volatility	36.38%	37.32%	36.48%	37.32%
Expected dividend yield	2.56%	2.34%	2.58%	2.34%
Weighted average per share fair value	$2.63	$3.29	$2.61	$3.29

During the first six months of 2015, the Company issued 56,000 restricted stock awards to non-employee directors at a price ranging from $8.75 per share to $9.54 per share. In addition, as a result of the acquisition of Colonial, certain unvested restricted stock awards of Colonial were converted into unvested restricted stock awards of the Company. These unvested restricted stock awards have a remaining vesting period of two years, were adjusted by the acquisition exchange ratio of 1.412, and total 9,088 at a grant price of $8.82 per share.

Restricted stock activity for the six months ended June 30, 2015 and 2014 was as follows:

	For the six months ended June 30,
	2015		2014
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	4,950	$8.44	7,425	$8.44
Assumed in Colonial acquisition	9,088	$8.82	-	$-
Granted	56,000	$9.40	-	$-
Vested	-	$-	-	$-
Forfeited	(1,275)	$8.52	-	$-
Outstanding at June 30	68,763	$9.28	7,425	$8.44

At June 30, 2015, unrecognized compensation costs on unvested stock options and restricted stock awards was $434,000 which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$110	$122	$225	$233
Restricted common stock	23	5	33	11
Total compensation expense	133	127	258	244
Tax benefit	10	2	14	4
Net income effect	$123	$125	$244	$240

As of June 30, 2015, 999,950 options were issued and 539,302 options were available for issuance. As of June 30, 2015, based on the option agreements, there were 612,183 incentive stock options exercisable.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

As of June 30, 2015, options to purchase 757,531 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 68,763 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of June 30, 2014, options to purchase 708,557 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 7,425 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three and six months ended June 30, 2015 and 2014.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except share data)		(in thousands, except share data)
Net income	$6,141	$2,032	$7,162	$4,060
Weighted average shares outstanding	13,360,255	10,955,918	12,043,108	$10,978,897
Basic earnings per share	$0.46	$0.19	$0.60	$0.37
Diluted weighted average shares outstanding	13,516,172	11,097,564	12,171,283	11,114,150
Diluted basic earnings per share	$0.45	$0.19	$0.59	$0.37

NOTE 14 – REGULATORY MATTERS

As of June 30, 2015, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum regulatory capital ratios. At June, 2015, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common Equity Tier I Capital, Tier I Risk-Based Capital and Total Risk-Based Capital were 8.96%, 12.40%, 12.40% and 13.34%, respectively, all of which exceed well capitalized status.

NOTE 15 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the three months ended June 30, 2015 and 2014:

	Balance at March 31, 2015	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended June 30, 2015	Balance at June 30, 2015
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(187)	$(1,125)	$9	$(1)	$(1,117)	$(1,304)
Net unrealized holding gain (loss) on interest rate swap	(712)	196	-	-	196	(516)

Accumulated other comprehensive income (loss) net of tax	$(899)	$(929)	$9	$(1)	$(921)	$(1,820)

	Balance at March 31, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended June 30, 2014	Balance at June 30, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,990)	$796	$(47)	$43	$792	$(1,198)
Net unrealized holding gain (loss) on interest rate swap	-	(168)	-	-	(168)	(168)

Accumulated other comprehensive income (loss) net of tax	$(1,990)	$628	$(47)	$43	$624	$(1,366)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the six months ended June 30, 2015 and 2014:

	Balance at December 31, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Six Months Ended June 30, 2015	Balance at June 30, 2015
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(985)	$(322)	$(59)	$62	$(319)	$(1,304)
Net unrealized holding gain (loss) on interest rate swap	(498)	(18)	-	-	(18)	(516)

Accumulated other comprehensive income (loss) net of tax	$(1,483)	$(340)	$(59)	$62	$(337)	$(1,820)

	Balance at December 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Six Months Ended June 30, 2014	Balance at June 30, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(2,951)	$1,736	$(47)	$64	$1,753	$(1,198)
Net unrealized holding gain (loss) on interest rate swap	-	(168)	-	-	(168)	(168)

Accumulated other comprehensive income (loss) net of tax	$(2,951)	$1,568	$(47)	$64	$1,585	$(1,366)

The following represents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		Affected Line Item in Statements of Income
	2015	2014
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain (loss) on securities sales	$(15)	$78	Gain (loss) on sale of investment securities, net
Income tax expense	6	(31)	Income taxes
Total reclassifications net of tax	$(9)	$47

	For the six months ended June 30,		Affected Line Item in Statements of Income
	2015	2014
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$99	$78	Gain (loss) on sale of investment securities, net
Income tax expense	(40)	(31)	Income taxes
Total reclassifications net of tax	$59	$47

NOTE 16 – OTHER EVENTS

On March 31, 2015, the Company announced that Cape Bank entered into a definitive agreement with Sun National Bank ("Sun") to acquire Sun's branch location in Hammonton, New Jersey. The purchase includes approximately $34.1 million of deposits and approximately $4.9 million of loans. Subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions, the branch purchase is expected to be completed in August of 2015. The Company received final regulatory approval on June 29, 2015.

On May 20, 2015, Cape Bank purchased approximately $86.5 million of Philadelphia metropolitan area based commercial loans and loan commitments from a financial institution. The composition of loans included commercial real estate loans, commercial and industrial loans, as well as lines of credit, which have interest rate structures that are either fixed or variable. The aggregate yield on the purchased loans is 3.90% with a weighted average maturity of 6.5 years and was purchased at a price of 102 percent of unpaid principal balance.

On July 20, 2015, the Board of Directors approved the closing of our English Creek Banking Center, a drive-up teller/ATM operation located in Egg Harbor Township, New Jersey. The branch will cease operations as of the close of business on Friday, November 6, 2015. Applicable notifications have been filed with the regulatory agencies. The Bank will continue to utilize the property for our customer call center activities.

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

At June 30, 2015, the Company had total assets of $1.555 billion compared to $1.080 billion at December 31, 2014. For the three months ended June 30, 2015 and 2014, the Company had total revenues (interest income plus non-interest income) of $21.5 million and $11.2 million, respectively. Net income for each of the three months ended June 30, 2015 totaled $6.1 million, or $0.46 per basic share and $0.45 per fully diluted share, compared to net income of $2.0 million, or $0.19 per basic and fully diluted share for the three months ended June 30, 2014.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May, Atlantic, Cumberland and Gloucester counties, New Jersey and through our MDOs. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2014 and through the first six months of 2015, non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 0.91% at June 30, 2015 from 1.25% at December 31, 2014, and 1.12% at June 30, 2014, the Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at June 30, 2015 was 16%, an improvement from 17% at December 31, 2014 and 17% at June 30, 2014, while non-performing loans as a percentage of total gross loans decreased to 0.93% at June 30, 2015 compared to 1.06% of total gross loans at December 31, 2014, and 1.01% at June 30, 2014. For the periods ended, and as of June 30, 2015 and December 31, 2014, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. At June 30, 2015, loans HFS totaled $441,000 compared to no loans held for sale at December 31, 2014. The ratio of our allowance for loan losses to total loans decreased to 0.92% at June 30, 2015, from 1.20% at December 31, 2014, while the ratio of our allowance for loan losses to non-performing loans decreased to 98.97% at June 30, 2015 from 113.67% at December 31, 2014. For the three months ended June 30, 2015, loan charge-offs and write-downs on loans transferred to HFS totaled $1.1 million compared to loan charge-offs and write-downs on loans transferred to held for sale for the second quarter of 2014 of $172,000. Of the $1.1 million of loan charge-offs and write-downs during the second quarter of 2015, none were fully reserved at December 31, 2014. Our total loan portfolio increased from $779.7 million at December 31, 2014 to $1.1 billion at June 30, 2015 primarily resulting from the Colonial acquisition and the previously disclosed commercial loan portfolio purchase. Commercial loans increased $213.5 million to $707.0 million at June 30, 2015 from $493.5 million at December 31, 2014, while mortgage loans increased $107.4 million to $348.4 million at June 30, 2015, from $241.0 million at December 31, 2014 and consumer loans increased $24.3 million to $69.5 million at June 30, 2015 from $45.1 million at December 31, 2014. At June 30, 2015, 90.5% of our loan portfolio was secured by real estate and 62.8% of our portfolio was commercial related loans. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs of our customers.

At June 30, 2015, deposits totaled $1.275 billion compared to $797.1 million at December 31, 2014, an increase of $478.0 million, or 59.97%, primarily resulting from the Colonial acquisition. At June 30, 2015, core deposits totaled $946.2 million which represented an increase of $396.1 million, or 72.01%, from the December 31, 2014 level of $550.1 million. Interest-bearing checking accounts increased $207.0 million, money market deposit accounts increased $46.3 million, and savings accounts increased $77.4 million and non-interest bearing checking accounts increased $65.4 million.. Certificates of deposit totaled $324.8 million, an increase of $79.9 million, or 32.62%, from the December 31, 2014 total of $244.9 million. We also maintain an investment portfolio.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial loans

2015 Outlook

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 10.1% and 10.5%, respectively, as of May 2015, as compared to 2014 levels of 13.1% and 16.1%, respectively. The number of residential building permits issued decreased slightly in Atlantic and Cape May Counties from May 2014 to May 2015 as did the values of those permits. Median sale prices of single-family homes sold during the twelve month periods ended May 2015 and 2014 decreased in Cape May and Gloucester Counties and increased in Atlantic and Cumberland Counties. The number of homes sold during those same periods in all four counties increased: Atlantic County 6%, Cape May County 16.2%, Cumberland County 17.9% and Gloucester County 16.4%. The number of new listings increased 8.7%, 8.4%, and 6.6% in Atlantic, Cumberland and Gloucester Counties, respectively. Cape May County decreased 1.2%.

 During 2014 and continuing through the first six months of 2015, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2015 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed on expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

During 2015, Cape Bank will focus on the following initiatives:

•	The successful integration of Colonial Bank;

•	Continuation of the Bank’s westward expansion to include further development of the metropolitan Philadelphia market;

•	Loan growth, particularly growth of the commercial loan portfolio; and

•	Core deposit growth.

Successful integration of Colonial Bank:

Successful integration of Colonial Bank into Cape Bank provides opportunities for significant financial rewards for Cape’s shareholders including both the reduction of operating expenses including the conversion of Colonial’s data processing system and reduced staffing levels.. Considerable time and resources have been committed to this endeavor and management believes it is well positioned to realize the integration goals.

Continuation of the westward expansion:

Four years ago, management began to seek business outside the traditional footprint of Atlantic and Cape May Counties. The MDO in Burlington County has successfully developed a commercial portfolio and commercial deposit base since that time. An office in the western suburbs of Philadelphia was opened two years ago and currently houses the Bank’s Commercial Real Estate lending team. Finally, in January we brought in an experienced commercial lending team to focus on the Center City Philadelphia market. The western New Jersey expansion will be further augmented by the purchase of a Sun National Bank branch in Hammonton, New Jersey, a transaction that was announced in the second quarter and is scheduled to close in August of this year. These initiatives along with the Colonial Bank purchase underscore the commitment to new markets. In light of the weakness in the gaming industry and the seasonality of the legacy markets, these steps should enhance shareholder value.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

At June 30, 2015, the Company’s total assets were $1.555 billion, an increase of $475.3 million, or 44.01%, from the December 31, 2014 level of $1.080 billion primarily resulting from the Colonial acquisition.

Cash and cash equivalents decreased $8.0 million, or 25.47%, to $23.5 million at June 30, 2015 from $31.5 million at December 31, 2014.

Interest-bearing time deposits decreased $636,000, or 6.67%, from $9.5 million at December 31, 2014 to $8.9 million at March 31, 2015. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total gross loans increased from $779.7 million at December 31, 2014 to $1.1 billion at June 30, 2015 primarily resulting from the Colonial acquisition and the previously discussed commercial loan portfolio purchase. Total net loans increased $344.3 million from $770.3 million at December 31, 2014 to $1.1 billion at June 30, 2015. Commercial loans increased $213.5 million to $707.0 million at June 30, 2015 from $493.5 million at December 31, 2014, while mortgage loans increased $107.4 million to $348.4 million at June 30, 2015 from $241.0 million at December 31, 2014 and consumer loans increased $24.3 million to $69.5 million at June 30, 2015 from $45.1 million at December 31, 2014. The allowance for loan losses increased $926,000 and totaled 0.92% of gross loans at June 30, 2015, compared to 1.20% at December 31, 2014. Excluding the Colonial loans for which there is no allowance at June 30, 2015 because of the credit mark taken on the date of acquisition, the allowance represents 1.17% of total gross loans on the remainder of the portfolio. Delinquent loans decreased $1.0 million to $10.8 million, or 1.20% of total gross loans, at June 30, 2015 from $11.8 million, or 1.51% of total gross loans at December 31, 2014. Total delinquent loans by portfolio at June 30, 2015 were $5.4 million of commercial mortgage and $639,000 commercial business loans, $3.5 million of residential mortgage loans, $962,000 of home equity loans, and $281,000 of construction loans.   At June 30, 2015, delinquent loan balances by number of days delinquent were: 31 to 59 days – $2.4 million; 60 to 89 days – $1.2 million; and 90 days and greater – $7.2 million.

At June 30, 2015, the Company had $10.4 million in non-performing loans, or 0.93% of total gross loans, an increase of $2.1 from $8.3 million, or 1.06% of total gross loans at December 31, 2014. Non-performing loans do not include loans held for sale. At June 30, 2015, there was $441,000 of non-performing loans held for sale. There were no loans held for sale at December 31, 2015.  Included in non-performing loans are troubled debt restructurings totaling $645,000 at June 30, 2015 and $819,000 at December 31, 2014. At June 30, 2015, non-performing loans by loan portfolio category were as follows: $6.1 million of commercial mortgage loans, $3.2 million of residential mortgage loans, $303,000 of commercial business loans, $510,000 of consumer loans, and $281,000 of construction loans.  Of these stated delinquencies, the Company had $502,000 of loans that were 90 days or more delinquent and still accruing (7 residential mortgage loans for $312,000 and 2 consumer loans for $190,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At June 30, 2015, commercial non-performing loans had collateral type concentrations of $3.6 million (7 loans or 54%) secured by retail stores; $1.2 million (8 loans or 18%) secured by residential, duplex and multi-family properties; $489,000 (1 loan or 7%) secured by land and building lots; $1.2 million (4 loans or 18%) secured by commercial buildings and equipment; and $205,000 (1 loan or 3%) secured by restaurant properties.  The three largest commercial non-performing loan relationships are $1.8 million, $617,000 and $577,000.

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

Total investment securities increased $107.8 million, or 65.02%, to $273.5 million at June 30, 2015 from $165.7 million at December 31, 2014 primarily resulting from the Colonial acquisition. At June 30, 2015, AFS securities totaled $258.0 million and HTM securities totaled $15.5 million. At December 31, 2014, AFS securities totaled $147.8 million and HTM securities totaled $17.9 million. During the most recent quarter, the Company sold approximately $61.2 million of securities acquired in the Colonial acquisition at a loss of approximately $19,000. The proceeds from these lower yielding investments were used for the purchase of the highter yielding commercial loan portfolio. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified $7.6 million of its AFS securities as HTM, as these securities may have been particularly susceptible to changes in fair value in the near term, as a result of market volatility. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation securities (“CDOs”) with a book value of zero, resulting in $1.9 million gain.

Other real estate owned (“OREO”) decreased $1.6 million from $5.3 million at December 31, 2014 to $3.7 million at June 30, 2015, and consisted at June 30, 2015 fourteen commercial properties and fifteen residential properties (including five building lots). Included in the $3.7 million were three residential properties and five commercial properties that were acquired in the April 1, 2015 acquisition of Colonial Bank. The aggregate carrying values of the Colonial properties were $185,000 and $1.0 million respectively. During the quarter ended June 30, 2015, the Company added ten residential properties and eight commercial properties to OREO with aggregate carrying values of $411,000 and $1.5 million, respectively. Of these totals, four residential properties and six commercial properties were former Colonial properties with aggregate carrying values of $228,000 and $1.1 million, respectively. During the current quarter, the Company sold four residential and four commercial OREO properties with an aggregate carrying value of $2.5 million. Included in these sales were one residential and one commercial OREO property that were former Colonial properties. These two sales had an aggregate carrying value of $142,000.

Total deposits increased $478.0 million, or 59.97%, from $797.1 million at December 31, 2014 to $1.275 billion at June 30, 2015, primarily resulting from the acquisition of Colonial. At June 30, 2015, core deposits totaled $946.2 million which represented an increase of $396.1 million, or 72.01%, from the December 31, 2014 level of $550.1 million. Interest-bearing checking accounts increased $207.0 million, money market deposit accounts increased $46.3 million, and savings accounts increased $77.4 million and non-interest bearing checking accounts increased $65.4 million. Certificates of deposit totaled $324.8 million, an increase of $79.9 million, or 32.62%, from the December 31, 2014 total of $244.9 million.

Borrowings decreased $37.1 million from $136.3 million at December 31, 2014 to $99.2 million at June 30, 2015.

Cape Bancorp’s total equity increased $31.9 million, or 22.65%, to $172.8 million at June 30, 2015 from $140.9 million at December 31, 2014 primarily from increases in common stock and additional paid-in capital resulting from the Colonial acquisition and an increase in retained earnings of $5.6 million (earnings less dividends declared). Tangible equity to tangible assets decreased to 9.74% at June 30, 2015 compared to 11.16% at December 31, 2014. At June 30, 2015, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common EquityTier I, Risk-Based Capital and Total Risk-Based Capital were 8.96%, 12.40%, 12.40% and 13.34%, respectively, all of which exceed well capitalized status.

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

	For the three months ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$34,419	$36	0.42%	$24,491	$24	0.39%
Investments	319,019	1,342	1.68%	183,524	854	1.86%
Loans	1,087,606	12,354	4.56%	786,294	9,291	4.74%
Total interest-earning assets	1,441,044	13,732	3.82%	994,309	10,169	4.10%
Noninterest-earning assets	142,187			104,889
Allowance for loan losses	(9,480)			(9,755)
Total assets	$1,573,751			$1,089,443

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	$434,211	291	0.27%	$212,779	96	0.18%
Savings accounts	213,324	33	0.06%	95,023	13	0.05%
Money market accounts	177,779	105	0.24%	133,474	73	0.22%
Certificates of deposit	314,064	605	0.77%	277,392	476	0.69%
Borrowings	113,342	591	2.09%	137,780	612	1.78%
Total interest-bearing liabilities	1,252,720	1,625	0.52%	856,448	1,270	0.59%
Noninterest-bearing deposits	135,229			81,419
Other liabilities	11,218			9,993
Total liabilities	1,399,167			947,860
Stockholders' equity	174,584			141,583
Total liabilities & stockholders' equity	$1,573,751			$1,089,443

Net interest income		$12,107			$8,899
Net interest spread			3.30%			3.51%
Net interest margin			3.37%			3.59%
Net interest income and margin (tax equivalent basis) (1)		$12,161	3.38%		$8,944	3.61%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.03%			116.10%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $54,000, and $45,000 for the three month period ended June 30, 2015 and 2014, respectively. The average yield on investments increased to 1.75% from 1.68% for the three month period ended June 30, 2015 and increased to 1.96% from 1.86% for the three month period ended June 30, 2014.

	For the six months ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$39,578	$72	0.37%	$23,611	$47	0.40%
Investments	242,053	2,134	1.76%	182,321	1,798	1.97%
Loans	930,278	21,197	4.59%	789,061	18,623	4.76%
Total interest-earning assets	1,211,909	23,403	3.89%	994,993	20,468	4.15%
Noninterest-earning assets	122,003			105,147
Allowance for loan losses	(9,422)			(9,558)
Total assets	$1,324,490			$1,090,582

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	$336,049	390	0.23%	$213,862	193	0.18%
Savings accounts	153,179	47	0.06%	95,375	26	0.05%
Money market accounts	155,574	189	0.24%	136,488	135	0.20%
Certificates of deposit	276,002	1,098	0.80%	271,124	908	0.68%
Borrowings	123,970	1,206	1.96%	142,337	1,210	1.71%
Total interest-bearing liabilities	1,044,774	2,930	0.57%	859,186	2,472	0.58%
Noninterest-bearing deposits	112,369			82,281
Other liabilities	8,769			7,191
Total liabilities	1,165,912			948,658
Stockholders' equity	158,578			141,924
Total liabilities & stockholders' equity	$1,324,490			$1,090,582

Net interest income		$20,473			$17,996
Net interest spread			3.32%			3.57%
Net interest margin			3.41%			3.65%
Net interest income and margin (tax equivalent basis) (1)		$20,577	3.42%		$18,087	3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.00%			115.81%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $104,000, and $91,000 for the six month period ended June 30, 2015 and 2014, respectively. The average yield on investments increased to 1.85% from 1.76% for the six month period ended June 30, 2015 and increased to 2.07% from 1.97% for the six month period ended June 30, 2014.

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

	For the three months ended June 30, 2015
	compared to June 30, 2014
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest-Earning Assets
Interest-earning deposits	$10	$2	$12
Investments	566	(78)	488
Loans	3,436	(373)	3,063
Total interest income	4,012	(449)	3,563

Interest-Bearing Liabilities
Interest-bearing demand accounts	133	62	195
Savings accounts	18	2	20
Money market accounts	26	6	32
Certificates of deposit	67	62	129
Borrowings	(118)	97	(21)
Total interest expense	126	229	355

Total net interest income	$3,886	$(678)	$3,208

	For the six months ended June 30, 2015
	compared to June 30, 2014
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest-Earning Assets
Interest-earning deposits	$29	$(4)	$25
Investments	521	(185)	336
Loans	3,237	(663)	2,574
Total interest income	3,787	(852)	2,935

Interest-Bearing Liabilities
Interest-bearing demand accounts	132	65	197
Savings accounts	18	3	21
Money market accounts	20	34	54
Certificates of deposit	16	174	190
Borrowings	(167)	163	(4)
Total interest expense	19	439	458

Total net interest income	$3,768	$(1,291)	$2,477

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and 2014

General. Net income for the three months ended June 30, 2015 was $6.1 million, or $0.46 per basic share and $0.45 per fully diluted share, compared to net income of $2.0 million, or $0.19 per basic and fully diluted share for the three months ended June 30, 2014. The increase was the result of a $3.2 million increase in net interest income, a $6.7 million increase in non-interest income and a $1.1 million reduction in income tax expense, offset by a $2.1 million increase in the loan loss provision and a $4.8 million increase in non-interest expense. The results were most significantly impacted by the acquisition of Colonial on April 1, 2015, which resulted in a $5.955 million bargain purchase gain included in non-interest income and $1.7 million in merger related expenses included in non-interest expense. The gain is excluded from taxable income. Additional increases in non-interest income and non-interest expense generally reflect the inclusion of Colonial and the consolidation of operations. For the six months ended June 30, 2015, net income totaled $7.2 million, or $0.60 per basic share and $0.59 per fully diluted share. The increase was the result of a $2.5 million increase in net interest income, a $4.8 million increase in non-interest income, a $1.8 million reduction in income tax expense, and a $114,000 reduction in the loan loss provision, offset by a $6.0 million increase in non-interest expense which included $2.0 million in merger related expenses.

Details of the changes in the various components of net income are further discussed below.

Interest Income. Interest income increased $3.6 million, or 35.03%, to $13.7 million for the three months ended June 30, 2015, from $10.2 million for the three months ended June 30, 2014. The increase consists of a $3.1 increase in interest income on loans and a $500,000 increase in interest income on investment securities. Average loan balances for the three month period ended June 30, 2015 increased $301.3 million, or 38.32%, to $1.088 million from $786.3 million for the three month period ended June 30, 2014. The average yield on the loan portfolio declined 18 basis points to 4.56% for the three months ended June 30, 2015 from 4.74% for the three months ended June 30, 2014. The increase in the average loan balance reflects the addition of approximately $260.0 million resulting from the Colonial acquisition and approximately $43.7 million from the commercial loan portfolio purchase. The average balance of the investment portfolio for the three month period ended June 30, 2015 increased $135.5 million, or 73.83%, to $319.9 million from $183.5 million for the three month period ended June 30, 2014 primarily resulting from the addition of the Colonial portfolio less securities sold to fund the loan purchase. The average yield on the investment portfolio declined 18 basis points to 1.68% for the three months ended June 30, 2015 from 1.86% for the three months ended June 30, 2014.

Interest income increased $2.9 million, or 14.33%, to $23.4 million for the six months ended June 30, 2015, from $20.5 million for the six months ended June 30, 2014. The increase consists of a $2.6 increase in interest income on loans and a $300,000 increase in interest income on investment securities. Average loan balances for the six month period ended June 30, 2015 increased $141.2 million, or 17.90%, to $930.3 million from $789.1 million for the six month period ended June 30, 2014. The average yield on the loan portfolio declined 17 basis points to 4.59% for the six months ended June 30, 2015 from 4.76% for the six months ended June 30, 2014. The increase in the average loan balance reflects the addition of approximately $130.8 million resulting from the Colonial acquisition and approximately $21.8 million from the commercial loan portfolio purchase. The average balance of the investment portfolio for the six month period ended June 30, 2015 increased $59.7 million, or 32.76%, to $242.0 million from $182.3 million for the six month period ended June 30, 2014 primarily resulting from the addition of the Colonial portfolio less securities sold to fund the loan purchase. The average yield on the investment portfolio declined 21 basis points to 1.76% for the six months ended June 30, 2015 from 1.97% for the six months ended June 30, 2014.

Interest Expense. Interest expense increased $355,000, or 27.95%, to $1.6 million for the three months ended June 30, 2015, from $1.3 million for the three months ended June 30, 2014. The increase resulted primarily from increased balances from the Colonial acquisition and higher interest rates being paid on deposits.

Average interest-bearing demand accounts increased $221.4 million, or 104.07% to $434.2 million for the three month period ended June 30, 2015 from $212.8 million for the three month period ended June 30, 2014 while the average rate paid on interest-bearing demand accounts increased 9 basis points to 0.27% for the three months ended June 30, 2015 from 0.18% for the three months ended June 30, 2014 resulting in a combined interest expense increase of $195,000. Approximately $200.7 million of the increase in average interest-bearing demand accounts was attributable to the Colonial acquisition. The average rate paid on certificates of deposit increased 8 basis points to 0.77% for the three months ended June 30, 2015 from 0.69% for the three months ended June 30, 2014 while the average balance of certificates of deposit increased $36.7 million, or 13.22%, to $314.1 million from $277.4 million for the same period, resulting in a combined interest expense increase of $129,000. The increase in average certificates of deposits results primarily from the addition of Colonial (approximately $75.0 million) partially offset by decreases in municipal and brokered certificates of deposit. The average balance of money market accounts increased $44.3 million (approximately $43.1 million attributable to the Colonial acquisition) for the three months ended June 30, 2015 compared to the same period in 2014 while the average interest rate increased 2 basis points.

The average balance of borrowings decreased $24.4 million, or 17.74%, to $113.3 million for the three months ended June 30, 2015 from $137.7 million for the three months ended June 30, 2014, and the average cost of borrowings increased 31 basis points from 1.78% for the three months ended June 30, 2014 to 2.09% for the three months ended June 30, 2015.

For the six months ended June 30, 2015, interest expense increased $458,000, or 18.53%, to $2.9 million for the six months ended June 30, 2015, from $2.5 million for the six months ended June 30, 2014. The increase resulted primarily from increased balances from the Colonial acquisition and higher interest rates being paid on deposits.

Average interest-bearing demand accounts increased $122.2 million, or 57.13% to $336.0 million for the six month period ended June 30, 2015 from $213.8 million for the six month period ended June 30, 2014 while the average rate paid on interest-bearing demand accounts increased 5 basis points to 0.23% for the six months ended June 30, 2015 from 0.18% for the six months ended June 30, 2014 resulting in a combined interest expense increase of $197,000. Approximately $100.9 million of the increase in average interest-bearing demand accounts was attributable to the Colonial acquisition. The average rate paid on certificates of deposit increased 12 basis points to 0.80% for the six months ended June 30, 2015 from 0.68% for the six months ended June 30, 2014 while the average balance of certificates of deposit increased $4.9 million, or 1.80%, to $276.0 million from $271.1 million for the same period, resulting in a combined interest expense increase of $190,000. The increase in average certificates of deposits results primarily from the addition of Colonial (approximately $45.9 million) partially offset by decreases in municipal and brokered certificates of deposit. The average balance of money market accounts increased $19.1 million (approximately $21.7 million attributable to the Colonial acquisition) for the six months ended June 30, 2015 compared to the same period in 2014 while the average interest rate increased 4 basis points resulting in a combined increase in interest expense totaling $54,000.

The average balance of borrowings decreased $18.4 million, or 12.90%, to $124.0 million for the six months ended June 30, 2015 from $142.4 million for the six months ended June 30, 2014, and the average cost of borrowings increased 25 basis points from 1.71% for the six months ended June 30, 2014 to 1.96% for the six months ended June 30, 2015.

Net Interest Income.   Net interest income increased $3.2 million to $12.1 million for the three months ended June 30, 2015 compared to $8.9 million for the three months ended June 30, 2014. The net interest margin decreased 22 basis points from 3.59% for the quarter ended June 30, 2014 to 3.37% for the quarter ended June 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.03% for the three months ended June 30, 2015, from 116.10% for the three months ended June 30, 2014. For the six months ended June 30, 2015, net interest income increased $2.5 million to $20.5 million from $18.0 million for the six months ended June 30, 2014. The net interest margin decreased 24 basis points from 3.65% for the six months ended June 30, 2014 to 3.41% for the six months ended June 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.00% for the six months ended June 30, 2015, from 115.81% for the six months ended June 30, 2014. Net interest income in both the three and six months ended June 30, 2015 was impacted by the Colonial acquisition as discussed in the interest income and interest expense section above.

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

The loan loss provision for the second quarter of 2015 totaled $2.2 million compared to $115,000 for the three months ended June 30, 2014. Loan charge-offs and write-downs on loans transferred to loans held for sale for the second quarter of 2015 totaled $1.1 million compared to loan charge-offs and write-downs on loans transferred to loans held for sale for the second quarter of 2014 of $173,000. Loan loss recoveries for the second quarter of 2015 totaled $35,000 compared to $51,000 for the second quarter of 2014. The loan loss provision totaled $2.2 million and $2.3 million for the six month periods ended June 30, 2015 and 2014, respectively. Loan charge-offs and write-downs on loans transferred to loans held for sale for the six months ended June 30, 2015 totaled $1.4 million compared to loan charge-offs and write-downs on loans transferred to loans held for sale for the six months ended June 30, 2014 of $2.2 million. Loan loss recoveries for the six months ended June 30, 2015 totaled $66,000 compared to $280,000 for the six months ended June 30, 2014. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) totaled 98.97% at June 30, 2015, a decrease from 113.67% at December 31, 2014. The amount of non-performing loans for which the full loss has been charged-off to total gross loans is 0.03%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 3.62%. The allowance for loan losses increased $926,000 or 9.86%, to $10.3 million at June 30, 2015, from $9.4 million at December 31, 2014. The ratio of our allowance for loan losses to total loans was 0.92% at June 30, 2015 compared to 1.20% of total loans at December 31, 2014. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at June 30, 2015 was an impairment reserve for TDRs in the amount of $189,000 compared to $192,000 at December 31, 2014..

Non-Interest Income. Non-interest income increased $6.7 million to $7.7 million for the three months ended June 30, 2015 from $1.0 million for the three months ended June 30, 2014 primarily resulting from the previously mentioned bargain purchase gain of $5.955 million and the inclusion of Colonial for the second quarter of 2015. Increases in service fees, other income and the net increase from BOLI resulted from the acquisition of Colonial. For the six months ended June 30, 2015, non-interest income increased $4.8 million to $8.9 million from $4.1 million for the six months ended June 30, 2015 primarily resulting from the bargain purchase gain. The six months ended June 30, 2015 included net gains on sales of investment securities of $99,000 compared to $2.0 million for the same period in 2014. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sales of loans totaled $53,000 for the six months ended June 30, 2015 compared to $245,000 for the same period in 2014, primarily resulting from a decrease of $187,000 in gains on the sale of Small Business Administration (“SBA”) loans. Other income for the six months ended June 30, 2015 and 2014 included life insurance proceeds totaling $241,000 and $195,000, respectively, from bank owned life insurance.

Non-Interest Expense. Non-interest expense increased $4.9 million, or 74.58%, to $11.4 million for the three months ended June 30, 2015 from $6.5 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, non-interest expense increased $6.1 million, or 45.50%, to $19.3 million for the six months ended June 30, 2015 from $13.2 million for the six months ended June 30, 2014. The three and six months ended June 30, 2015 included merger related expenses resulting from the Colonial acquisition of $1.7 million and $2.0 million, respectively. Increases in most categories of non-interest expense reflect increased volume from the merger and integration of Colonial operations. Salaries and employee benefits increased $1.6 million and $1.9 million for the three and six months ended June 30, 2015, respectively. OREO expenses increased $285,000 and $935,000 for the three and six months ended June 30, 2015, respectively, resulting from higher OREO write-downs in the 2015 periods.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended June 30, 2015 was $132,000 compared to $1.3 million for the three months ended June 30, 2014 and was $745,000 for the six months ended June 30, 2015 compared to $2.5 million for the six month period ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was 2.11% compared to 38.13% for the three months ended June 30, 2014. For the six month period ended June 30, 2015 the effective tax rate was 9.42% compared to 38.13% for the six month period ended June 30, 2014. The lower effective tax rate for the three and six month periods ended June 30, 2015 reflects the significant increase in nontaxable income attributable to the $6.0 million bargain purchase gain associated with the Colonial Financial Services Inc. acquisition.

For more information about our income taxes, read Note 12, “Income Taxes,” in our 2014 Annual Report to Shareholders.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $11.1 million at June 30, 2015 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of June 30, 2015, the Company’s investment portfolio consisted of AFS securities with a fair market value of $258.0 million and HTM securities at amortized cost of $15.4 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $478.0 million, or 59.97%, during the first six months of 2015 and comprised 92.24% of total liabilities at June 30, 2015, as compared to 84.88% at December 31, 2014. The increase in deposits primarily resulted from the Colonial acquisition.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2015, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total risk based capital, Common Equity Tier I (CET I) risk based capital, and Tier I risk based capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of June 30, 2015, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk based, CET I risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of June 30, 2015.

On April 27, 2015, the Company declared a cash dividend of $0.06 per common share to shareholders of record as of the close of business May 11, 2015. The dividend was paid on May 26, 2015. On July 20, 2015, pending regulatory approval, the Company declared an increase in the quarterly cash dividend from $0.06 per common share to $0.10 per common share to shareholders of record as of the close of business August 3, 2015 to be paid on, or about, August 17, 2015. The Company received regulatory approval on July 24, 2015.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
June 30, 2015
Risk based capital ratios:
Tier I risk based capital	$138,442	12.40%	$66,988	6.00%	$89,317	8.00%
CET I risk-based capital	$138,442	12.40%	$50,241	4.50%	$72,570	6.50%
Total risk based capital	$148,997	13.34%	$89,354	8.00%	$111,692	10.00%
Tier I leverage ratio	$138,442	8.96%	$61,530	4.00%	$76,912	5.00%

December 31, 2014
Risk based capital ratios:
Tier I risk based capital	$104,519	13.34%	$31,340	4.00%	$47,010	6.00%
Total risk based capital	$113,995	14.55%	$62,678	8.00%	$78,347	10.00%
Tier I leverage ratio	$104,519	9.94%	$42,060	4.00%	$52,575	5.00%

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

Securities that are in a loss position for 12 months or longer are reviewed to determine if there is other-than-temporary impairment (OTTI). If the market value of the security is equal to or greater than 90% of the book value, no action will be taken. If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value and document the findings. At June 30, 2015, there were no securities to be evaluated.

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

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. The effective tax rate for the three months ended June 30, 2015 was 2.11% compared to 38.13% for the three months ended June 30, 2014. For the six month period ended June 30, 2015 the effective tax rate was 9.42% compared to 38.13% for the six month period ended June 30, 2014. The lower effective tax rate for the three and six month periods ended June 30, 2015 reflects the significant increase in nontaxable income attributable to the $5.955 million bargain purchase gain associated with the Colonial Financial Services Inc. acquisition.

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

The table below sets forth, as of June 30, 2015, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$204,632	$(24,804)	-10.81%	$46,027	$(3,087)	-6.29%
+100	$220,491	$(8,945)	-3.90%	$47,659	$(1,455)	-2.96%
0	$229,436			$49,114
-100	$205,340	$(24,096)	-10.50%	$49,468	$354	0.72%
-200	$175,521	$(53,915)	-23.50%	$49,219	$105	0.21%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interes-earning assets and interest-bearing liabilities.

The table above indicates that at June 30, 2015, in the event of a 100 basis point increase in interest rates, we would experience a $1.5 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $354,000 increase in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of September 10, 2014 by and between Cape Bancorp, Inc. and Colonial Financial Services, Inc. (1)

3.1	Articles of Incorporation of Cape Bancorp, Inc. (2)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (3)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (2)

10.1	Form of Employee Stock Ownership Plan (2)

10.2	Employment Agreement for Michael D. Devlin (6)

10.3	Change in Control Agreement for Guy Hackney (4)

10.4	Change in Control Agreement for James McGowan, Jr. (4)

10.5	Change in Control Agreement for Michele Pollack (4)

10.6	Change in Control Agreement for Charles L. Pinto (5)

10.7	Form of Director Retirement Plan (2)

10.8	2008 Equity Incentive Plan (7)

10.9	Change in Control Agreement for Edward J. Geletka (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Cape Bancorp, Inc.’s Quarterly Report on From 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Income for the Three and Six Months Ended June 30, 2015 and June 30, 2014 (unaudited), (iii) the Consolidated Statements of Comprehensive Income Three and Six Months Ended June 30 2015 and June 30, 2014 (unaudited), (iv) the Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2015 (unaudited) and Year Ended December 31, 2014, (v) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and June 30, 2014 (unaudited), and (vi) related Notes to Consolidated Financial Statements (unaudited).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-33934) filed with the Securities and Exchange Commissions on September 11, 2014.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.
Date: August 10, 2015	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer
Date: August 10, 2015	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer