Form 10-Q
period 2015-09-30
Cape Bancorp, Inc.
filed 2015-11-05
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015 there were 13,555,547 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash & due from financial institutions	$10,482	$6,785
Interest-bearing bank balances	14,612	24,687
Cash and cash equivalents	25,094	31,472
Interest-bearing time deposits	8,162	9,538
Investment securities available for sale, at fair value	260,898	147,788
Investment securities held to maturity, at amortized cost (fair value of $15,238 and $17,746, respectively)	15,112	17,924
Loans, net of allowance of $10,012 and $9,387, respectively	1,115,338	770,289
Loans held for sale	428	-
Accrued interest receivable	4,620	3,196
Premises and equipment, net	28,767	19,672
Other real estate owned	3,949	5,279
Federal Home Loan Bank (FHLB) stock, at cost	5,612	7,053
Deferred income taxes	15,459	10,062
Bank owned life insurance (BOLI)	46,907	31,305
Goodwill	23,940	22,575
Intangible assets, net	1,099	330
Assets held for sale	440	-
Other assets	7,416	3,411
Total assets	$1,563,241	$1,079,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$1,120,524	$710,788
Noninterest-bearing deposits	168,816	86,268
Federal funds purchased and repurchase agreements	9,968	9,956
Federal Home Loan Bank borrowings	84,247	126,386
Advances from borrowers for taxes and insurance	1,862	711
Accrued interest payable	131	120
Other liabilities	8,043	4,787
Total liabilities	1,393,591	939,016

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 16,073,709 at September 30, 2015 and 13,344,776 shares at December 31, 2014; outstanding 13,625,150 shares at September 30, 2015 and 11,475,396 shares at December 31, 2014	161	133
Additional paid-in capital	155,523	128,630
Treasury stock at cost: 2,448,559 shares at September 30, 2015 and 1,869,380 shares December 31, 2014	(24,394)	(18,077)
Unearned ESOP shares	(7,357)	(7,676)
Accumulated other comprehensive loss, net	(940)	(1,483)
Retained earnings	46,657	39,351
Total stockholders' equity	169,650	140,878
Total liabilities & stockholders' equity	$1,563,241	$1,079,894

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$12,579	$9,241	$33,776	$27,864
Interest and dividends on investments
Taxable	528	403	1,521	1,207
Tax-exempt	84	94	288	272
Interest on mortgage-backed securities	583	410	1,591	1,273
Total interest income	13,774	10,148	37,176	30,616
Interest expense:
Interest on deposits	971	734	2,695	1,996
Interest on borrowings	583	625	1,789	1,835
Total interest expense	1,554	1,359	4,484	3,831
Net interest income before provision for loan losses	12,220	8,789	32,692	26,785
Provision for loan losses	462	153	2,675	2,480
Net interest income after provision for loan losses	11,758	8,636	30,017	24,305
Non-interest income:
Service fees	1,323	760	3,054	2,140
Net gains on sale of loans	8	179	61	424
Net increase from BOLI	334	222	880	665
Gain on sale of investment securities available for sale, net	17	133	116	2,100
Net gain (loss) on sale of OREO	(106)	(34)	(332)	(274)
Bargain purchase gain	791	-	6,746	-
Other	(39)	61	712	397
Total non-interest income	2,328	1,321	11,237	5,452
Non-interest expense:
Salaries and employee benefits	4,931	3,635	13,771	10,622
Occupancy expenses, net	743	487	1,963	1,446
Equipment expenses	375	267	959	750
Federal insurance premiums	232	176	703	592
Data processing	414	209	1,157	785
Loan related expenses	399	331	899	809
Marketing expense	196	188	630	637
Telecommunications	379	291	991	858
Professional services	296	152	790	544
Colonial merger related expenses	-	386	1,966	386
OREO expenses	342	195	1,693	611
Other operating	1,270	888	3,316	2,403
Total non-interest expense	9,577	7,205	28,838	20,443
Income before income taxes	4,509	2,752	12,416	9,314
Income tax expense	1,414	1,049	2,159	3,551
Net income	$3,095	$1,703	$10,257	$5,763

Earnings per share (see Note 13):
Basic	$0.23	$0.16	$0.83	$0.53
Diluted	$0.23	$0.15	$0.81	$0.52

Weighted average number of shares outstanding:
Basic	13,190,178	10,765,209	12,428,847	10,957,768
Diluted	13,433,314	10,889,781	12,596,524	11,089,421

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

CAPE BANCORP AND SUBSIDIARIES

	For the three months ended September 30,
	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$4,509	$1,414	$3,095	$2,752	$1,049	$1,703
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	2,025	809	1,216	(466)	(187)	(279)
Amortization of previously unrealized loss on AFS securities transferred to HTM	15	6	9	29	12	17
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(16)	(6)	(10)	(133)	(53)	(80)
Unrealized holding gains (losses) arising during the period on interest rate swap	(558)	(223)	(335)	(85)	(34)	(51)
Total other comprehensive income (loss)	1,466	586	880	(655)	(262)	(393)

Total comprehensive income	$5,975	$2,000	$3,975	$2,097	$787	$1,310

	For the nine months ended September 30,
	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
Net income	$12,416	$2,159	$10,257	$9,314	$3,551	$5,763
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	1,490	595	895	2,425	969	1,456
Increase in fair value of AFS securities sold	-	-	-	1,889	754	1,135
Amortization of previously unrealized loss on AFS securities transferred to HTM	118	47	71	135	54	81
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(116)	(46)	(70)	(2,100)	(839)	(1,261)
Unrealized holding gains (losses) arising during the period on interest rate swap	(588)	(235)	(353)	(364)	(145)	(219)
Total other comprehensive income (loss)	904	361	543	1,985	793	1,192

Total comprehensive income	$13,320	$2,520	$10,800	$11,299	$4,344	$6,955

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2014 and nine months ended September 30, 2015

(unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)

Balance, December 31, 2013	$133	$128,193	$(12,035)	$(8,102)	$(2,951)	$35,189	$140,427
Net income	-	-	-	-	-	6,784	6,784
Other comprehensive income	-	-	-	-	1,468	-	1,468
Stock option compensation expense	-	448	-	-	-	-	448
Restricted stock compensation expense	-	23	-	-	-	-	23
Exercise of stock options	-	(40)	173	-	-	-	133
Cash dividends declared on common stock ($0.24 per share)	-	-	-	-	-	(2,622)	(2,622)
Common stock repurchased - 602,389 shares	-	-	(6,215)	-	-	-	(6,215)
ESOP shares earned	-	6	-	426	-	-	432
Balance, December 31, 2014	133	128,630	(18,077)	(7,676)	(1,483)	39,351	140,878
Net income	-	-	-	-	-	10,257	10,257
Other comprehensive income (loss)	-	-	-	-	543	-	543
Acquisition of Colonial Financial	28	27,138	(1,079)	-	-	-	26,087
Stock option compensation expense	-	268	-	-	-	-	268
Restricted stock compensation expense	-	65	-	-	-	-	65
Issuance of stock for stock options	-	(43)	178	-	-	-	135
Issuance of restricted stock	-	(528)	528	-	-	-	-
Cash dividends declared on common stock ($0.22 per share)	-	-	-	-	-	(2,951)	(2,951)
Common stock repurchased - 537,660 shares	-	-	(5,944)	-	-	-	(5,944)
ESOP shares earned	-	(7)	-	319	-	-	312
Balance, September 30, 2015	$161	$155,523	$(24,394)	$(7,357)	$(940)	$46,657	$169,650

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$10,257	$5,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,675	2,480
Net gains on the sale of loans	(61)	(424)
Net loss on the sale of other real estate owned	332	274
Write-down of other real estate owned	1,329	121
Net gains on sale of investment securities	(116)	(2,100)
Increase in cash surrender value of BOLI	(880)	(665)
Proceeds from loan sales	345	2,241
Depreciation and amortization	2,782	1,835
ESOP and stock-based compensation expense	645	690
Deferred income taxes	(5,759)	(10)
Bargain purchase gain	(6,746)	-
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(40)	(62)
Other assets	2,696	323
Accrued interest payable	(11)	20
Other liabilities	328	(1,352)
Net cash (used in) provided by operating activities	7,776	9,134
Cash flows from investing activities
Proceeds from sales of AFS securities	88,263	8,036
Proceeds from calls of investments held to maturity	310	-
Proceeds from calls, maturities, and principal repayments of AFS securities	34,033	20,425
Purchases of AFS securities	(19,061)	(31,788)
Purchases of HTM securities	-	(1,177)
Redemption of Federal Home Loan Bank stock	1,944	874
Proceeds from sale of other real estate owned	3,017	3,201
Proceeds from bank owned life insurance	412	761
(Increase) decrease in interest-bearing time deposits	1,376	(355)
Increase in loans, net	(2,983)	(1,942)
Proceeds from sales of loans transferred from loans to loans held for sale	8,503	5,323
Purchases of premises and equipment	(957)	(477)
Purchase of loans	(88,442)	-
Cash acquired, net of cash paid for acquisitions	53,364	-
Net cash (used in) provided by investing activities	79,779	2,881
Cash flows from financing activities
Net increase (decrease) in deposits	(42,344)	2,444
Increase in advances from borrowers for taxes and insurance	71	24
Repayments of long-term borrowings	-	-
Increase (decrease) in short-term borrowings	(27,900)	(23,600)
Increase (decrease) in long-term borrowings	(15,000)	11,000
Purchase of Treasury stock	(5,944)	(6,215)
Proceeds from exercise of shares from stock option	135	131
Dividends paid on common stock	(2,951)	(2,127)
Net cash provided by (used in) financing activities	(93,933)	(18,343)
Net increase (decrease) in cash and cash equivalents	(6,378)	(6,328)
Cash and cash equivalents at beginning of year	31,472	24,861
Cash and cash equivalents at end of quarter	$25,094	$18,533
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$4,484	$2,450
Income taxes, net of refunds	$15	$-
Supplementary disclosure of non-cash investing activities:
AFS investment security purchases that will settle after quarter-end	$1,893	$-
AFS investment security purchase commitments that settled during the period	$-	$(4,189)
Transfers between loans and loans held for sale, net	$428	$4,550
Transfers from loans to other real estate owned	$2,111	$1,746
Premises and equipment transferred to assets held for sale	$440	$-

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

Cape Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank.

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products. Following its April 1, 2015 acquisition of Colonial Financial Services, Inc. (“Colonial”). and Colonial Bank FSB (“Colonial Bank”), Vineland, New Jersey, Cape Bank operates through its twenty-two full service offices (including the Sun National Bank Hammonton, New Jersey branch location purchased on August 28, 2015) located throughout Atlantic, Cape May, Cumberland and Gloucester counties in New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey, one drive-up teller/ATM operation in Atlantic County (scheduled to close on November 6, 2015), three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015).

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended September 30, 2015 and 2014, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $1.7 million as of September 30, 2015, and $659,000 as of December 31, 2014 are included in these balances.

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

On April 1, 2015. the Bank transferred $441,000, net of $728,000 in write-downs, from loans to loans held for sale.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At September 30, 2015, TDRs totaled $4.2 million, of which $3.0 million were accruing TDRs and $1.2 million were non-accruing TDRs. This compares to $5.7 million of TDRs at December 31, 2014, of which $4.9 million were accruing TDRs and $819,000 were non-accruing TDRs. (See Note 5 – Loans Receivable).

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2015 will be performed in the fourth quarter. In the interim, the Company will continue to evaluate goodwill on a quarterly basis utilizing the methodology required for an annual goodwill assessment. There was no goodwill associated with the acquisition of Colonial. The Company recorded a bargain purchase gain of $6.7 million on the acquisition of Colonial.

In August 2015, the Company recorded $1.4 million of goodwill associated with the Sun National Bank branch acquisition.

Other intangible assets consist of core deposit intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 5 to 13 years. The acquisition of Colonial and Sun resulted in an additional core deposit intangible totaling $798,000 and $77,000, respectively, both of which are being amortized over ten years.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of September 30, 2015, 222,138 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Treasury Stock: Stock held in the treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. As shares of treasury stock are reissued to satisfy stock option exercises, the shares are issued using the average cost basis of the shares in the treasury at the time of issuance. At September 30, 2015, 2,448,559 shares were held in the treasury at an average price of $9.96 per share.

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

          In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, “Revenue from Contracts with Customers”.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

NOTE 3 – ACQUISITIONS

On September 10, 2014, the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with Colonial Financial Services, Inc. The Agreement provided that, upon the terms and subject to the conditions set forth therein, Colonial would merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Thereafter, Colonial Bank, FSB, a wholly-owned subsidiary of Colonial, would merge with and into Cape Bank, with Cape Bank continuing as the surviving Bank. Under the Agreement, each shareholder of Colonial, subject to potential adjustments at closing, was entitled to elect to receive either $14.50 per share in cash or 1.412 shares of Cape Bancorp’s common stock, subject to 50% of the shares being exchanged for stock and 50% for cash.

On April 1, 2015, the Company announced that it had successfully completed its acquisition of Colonial and Colonial Bank. At closing, two members of the Colonial Board of Directors, Gregory J. Facemyer and Hugh J. McCaffrey, were added to the Boards of Directors of Cape and Cape Bank.

The assets acquired and liabilities assumed have been accounted for under the purchase method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of April 1, 2015 based on management’s best estimate using the information available as of the acquisition date. The application of purchase accounting resulted in an initial bargain purchase gain of $5.955 million and a core deposit intangible of $798,000. As of April 1, 2015, Colonial had total assets with a carrying value of approximately $569.8 million, including gross loans with a carrying value of approximately $273.8 million, and total deposits with a carrying value of approximately $502.0 million. The bargain purchase gain primarily results from the interest rate fair value adjustment applied to Colonial’s lower yielding asset base and the write-up of the Colonial premises acquired to fair market value. In the third quarter of 2015, there were adjustments to the bargain purchase gain totaling $791,000 primarily resulting from adjustments relative to collections on fully charged-off loans and purchase credit impaired loans.

The table below summarizes the amounts recognized as of the merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value as of April 1, 2015:

	Colonial 04/01/15 Book Value	Fair Value Adjustments		Colonial 04/01/15 Fair Value Acquisition
	(in thousands)

Cash paid for acquisition				$28,028
Value of stock issued				26,087
Total Purchase Price				$54,115

Cash and cash equivalents	$55,875	$-		$55,875
Investment securities	210,883	-		210,883
Restricted stock	503	-		503
Loans	258,756	(4,254)	(a)	254,502
Loans held for sale	12,872	(3,771)		9,101
Bank owned life insurance	15,134	-		15,134
Premises and equipment	7,292	1,820	(b)	9,112
Accrued interest receivable	1,390	(23)		1,367
Core deposit and other intangibles	-	798	(c)	798
Other real estate owned	2,177	(895)	(d)	1,282
Deferred taxes	3,443	2,295	(e)	5,738
Other assets	1,509	-		1,509
Deposits	(502,047)	(769)	(f)	(502,816)
Accrued interest payable	(12)	-		(12)
Advances for taxes and insurance	524	-		524
Other liabilities	(2,511)	(129)		(2,639)
Total identifiable net assets	$65,788	$(4,927)		$60,861

Bargain purchase gain				$(6,746)

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

d) Represents the fair value adjustment for other real estate owned
e) Consist primarily of adjustments in net deferred tax assets resulting from the fair value adjustments related to acquired assets, liabilities assumed and identifiable intangibles recorded.

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

Direct acquisition and integration costs of the merger were expensed as incurred and totaled $2.0 million for the nine months ended September 30, 2015. These items were recorded as merger-related expenses on the consolidated statements of income.

The following table presents selected unaudited pro forma financial information reflecting the merger assuming it was completed as of January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and fully diluted earnings per share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of the Company for the 2014 period presented and in 2015 until the date of the merger, at which time Colonial’s results of operations were included in the Company’s financial statements.

The unaudited pro forma information, for the nine months ended September 30, 2015 and 2014, set forth below reflects the adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion discounts. The unaudited pro forma information give effect to the merger as if it occurred on January 1, 2014 with respect to the pro forma information for the nine months ended September 30, 2015 and 2014. In the table below, merger-related expenses of $2.0 million were excluded from pro forma non-interest expenses for the nine months ended September 30, 2015. Income taxes were also adjusted to exclude income tax benefits of $263,000 related to the non-tax deductible merger expenses for the nine months ended September 30, 2015. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings.

	Pro Forma Selected Financial Data
	For the nine months ended September 30,
	2015	2014
	(in thousands, except per share amounts)

Net interest income after loan loss provision	$33,855	$32,839
Non-interest income:
Gain (loss) on sale of securities	$172	$2,600
All other non-interest income	$4,749	$4,557
Non-interest expense	$30,322	$30,588
Net income	$5,703	$6,564

Pro forma earnings per share:
Basic	$0.46	$0.53
Diluted	$0.45	$0.52

The Company has determined that it is impractical to report amounts of revenue and earnings of Cape Bancorp since the acquisition date, April 1, 2015. The back-office systems conversions of the combined entity took place on May 9, 2015. Accordingly, reliable and separate complete revenue and earnings information are no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost saves that cannot be objectively made. The Company is still in the process of evaluating the final purchase accounting allocation with respect to deferred taxes.  Any additional adjustments resulting from the evaluation are not expected to be material.  In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from the date of acquisition to complete this assessment.

Branch Acquisition

On August 28, 2015, the Company completed its acquisition of the Sun Bank Hammonton branch office located in Hammonton, New Jersey. Under the terms of the Purchase and Assumption Agreement dated March 30, 2015, the Company paid a deposit premium of $1.4 million, equal to 4.00% of the average daily deposits for the 31 calendar day period immediately prior to the acquisition date. In addition, the Company acquired approximately $4.8 million in loans and $354,000 in premises and equipment.

The branch acquisition was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Management continues to evaluate fair value adjustments related to premises and core deposit intangible assets acquired.

The following table presents the assets acquired and liabilities assumed as of August 28, 2015 and their initial fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

Fair Value of Assets and Liabilities Acquired

	8/28/2015	Fair Value		8/28/2015
	Book Value	Adjustment		Fair Value
	(in thousands)
Assets Acquired
Cash and cash equivalents	$25,517	$-		$25,517
Loans	4,801	(67)	(1)	4,734
Accrued interest	16	-		16
Premises, furniture, fixtures & equipment	354	-		354
Core deposit intangible	-	77	(2)	77
Total assets acquired	$30,688	$10		$30,698

Liabilities Assumed
Deposits	32,039	12	(3)	32,051
Accrued interest on deposits	10	-		10
Other liabilities	2	-		2
Total liabilities assumed	$32,051	$12		$32,063

Goodwill				$1,365

(1) Represents fair value adjustment for loan acquired including an interest rate and credit fair value adjustments.
(2) Represents intangible assets recorded to reflect the fair value of core depositsintangible assets.
(3) Represents fair value adjustment on time deposits.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$57,149	$263	$(10)	$57,402
Municipal bonds	12,665	62	(8)	12,719
Corporate bonds	32,862	120	(35)	32,947
Total debt securities	$102,676	$445	$(53)	$103,068

Equity securities
CRA Qualified and Asset Mgmt Funds	$8,891	$-	$(183)	$8,708
Total equity securities	$8,891	$-	$(183)	$8,708

Mortgage-backed securities
SBA Loan Pools	$10,069	$26	$-	$10,095
GNMA pass-through certificates	6,283	19	(15)	6,287
FHLMC pass-through certificates	13,459	6	(26)	13,439
FNMA pass-through certificates	30,028	59	(102)	29,985
Collateralized mortgage obligations	89,482	302	(468)	89,316
Total mortgage-backed securities	$149,321	$412	$(611)	$149,122
Total securities available-for-sale	$260,888	$857	$(847)	$260,898

Investment securities held-to-maturity
Debt securities
U.S. Government and agency obligations	$5,966	$28	$(20)	$5,974
Municipal bonds	9,146	132	(14)	9,264
Total securities held-to-maturity	$15,112	$160	$(34)	$15,238

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

Proceeds from sales of securities available for sale were $0 and $3.3 million for the three months ended September 30, 2015 and 2014, respectively. Gross gains of $17,000 were realized on security sales during the three months ended September 30, 2015 and gross gains of $133,000 were realized on security sales during the three months ended September 30, 2014. There were no gross losses in either of the three month periods. Proceeds from security calls, maturities, and return of principal were $10.2 million and $8.9 million for the three months ended September 30, 2015 and 2014, respectively. Proceeds from sales of securities available for sale were $88.3 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively. Gross gains of $271,000 and gross losses of $155,000 were realized on security sales during the nine months ended September 30, 2015. Gross gains of $2.1 million were realized on security sales during the nine months ended September 30, 2014. Proceeds from security calls, maturities, and return of principal were $34.3 million and $20.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Securities having a fair value of approximately $26.0 million and $79.9 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, Federal Home Loan Bank and other borrowings. The Bank did not hold any trading securities during the nine months ended September 30, 2015 or during the twelve months ended December 31, 2014.

On March 3, 2014, $7.6 million of agency debt securities were transferred from available-for-sale (“AFS”) to held-to-maturity (“HTM”) at fair value which the Bank has the ability and positive intent to hold to maturity. Additionally, the Bank expects to recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity. Each transfer was done at fair value and any previously unrealized gain or loss will be amortized or accreted to investment securities in the consolidated statements of operation. The unrealized holding gain or loss at March 3, 2014 related to this transfer, will continue to be reported in a separate component of shareholders’ equity and will be amortized or accreted over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization or accretion of any premium or discount, and will result in no net effect to the investment yield. These securities had gross unrealized losses at the time of transfer of $377,000 of which $276,000 was in a loss position for less than 12 months. There were no securities transferred from AFS to HTM during the nine month period ending September 30, 2015.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$12,972	$(10)	$3,980	$(20)	$16,952	$(30)
Municipal bonds	4,668	(16)	962	(6)	5,630	(22)
Corporate bonds	10,565	(21)	1,989	(14)	12,554	(35)
CRA Qualified and Asset Mgmt Mutual Funds	886	(5)	7,822	(178)	8,708	(183)
Mortgage-backed securities	64,978	(327)	16,136	(284)	81,114	(611)

Total temporarily impaired investment securities	$94,069	$(379)	$30,889	$(502)	$124,958	$(881)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$8,958	$(42)	$34,214	$(779)	$43,172	$(821)
Municipal bonds	3,098	(17)	3,824	(56)	6,922	(73)
Corporate bonds	17,730	(73)	-	-	17,730	(73)
CRA Qualified and Asset Mgmt Mutual Funds	-	-	4,817	(183)	4,817	(183)
Mortgage-backed securities	15,903	(53)	39,571	(773)	55,474	(826)

Total temporarily impaired investment securities	$45,689	$(185)	$82,426	$(1,791)	$128,115	$(1,976)

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

At September 30, 2015, the Company’s investment securities portfolio consisted of 327 securities, 146 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the nine months ended September 30, 2015.

On February 27, 2014, the Company sold its remaining portion of CDOs having a zero book balance which resulted in a pre-tax gain of $1.9 million.

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at September 30, 2015, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due within one year or less	$1,613	$1,614	$-	$-
Due after one year but within five years	79,464	79,707	3,337	3,354
Due after five years but within ten years	20,099	20,247	10,967	11,070
Due after ten years	1,500	1,500	808	814
Equity securities	8,891	8,708
Mortgage-backed securities	149,321	149,122	-	-
Total investment securities	$260,888	$260,898	$15,112	$15,238

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at September 30, 2015 and September 30, 2014:

For the three months ended September 30,
	2015	2014
Beginning balance of cumulative credit losses on CDO securities	$-	$-
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	-	-
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$-

	For the nine months ended September 30,
	2015	2014
Beginning balance of cumulative credit losses on CDO securities	$-	$(14,501)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	-	14,501
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$-

NOTE 5 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Commercial secured by real estate	$591,324	$422,194
Commercial term loans	39,945	25,366
Construction	28,347	19,399
Other commercial	55,877	33,314
Residential mortgage	335,690	234,561
Home equity loans and lines of credit	72,163	44,312
Other consumer loans	1,054	769
Loans receivable, gross	1,124,400	779,915

Less:
Allowance for loan losses	10,012	9,387
Deferred loan fees	(950)	239
Loans receivable, net	$1,115,338	$770,289

Purchase Credit Impaired Loans

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
(in thousands)
Commercial secured by real estate	$451	$-
Commercial term loans	-	-
Construction	-	-
Other commercial	-	-
Residential mortgage	-	-
Home equity loans and lines of credit	-	-
Other consumer loans	-	-
Total carrying amount	$451	$-

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the nine months ended September 30, 2015. There were no purchased impaired loans in the 2014 period. The table above excludes three loans that were purchase credit impaired at April 1, 2015 that subsequently paid off or were moved to other real estate owned.

The accretable yield, or income expected to be collected, on the purchased impaired loans above is as follows at September 30, 2015:

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Accretable yield, beginning balance	$111	$-
Acquisition of impaired loans	-	163
Accretion of income	(16)	(68)
Reclassifications from non-accretable difference	-	-
Disposals	-	-
Accretable yield, end of period	$95	$95

The following table summarizes activity related to the allowance for loan losses by category for the three months ended September 30, 2015:

	At or for the three months ended September 30, 2015
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,602	$536	$208	$1,006	$1,649	$300	$12	$-	$10,313
Charge-offs	(224)	-	-	-	(600)	-	(15)	-	(839)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	27	-	-	1	6	39	3	-	76
Provision for loan losses	(90)	88	70	(90)	482	(10)	12	-	462
Balance at end of period	$6,315	$624	$278	$917	$1,537	$329	$12	$-	$10,012

Impairment evaluation
Allowance for loan losses
Individually evaluated	$156	$-	$-	$-	$55	$-	$-	$-	$211
Collectively evaluated	6,159	624	278	917	1,482	329	12	-	9,801
PCI loans	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$6,315	$624	$278	$917	$1,537	$329	$12	$-	$10,012
Loans
Individually evaluated	$7,854	$-	$-	$-	$4,021	$425	$-	$-	$12,300
Collectively evaluated	583,019	39,945	28,347	55,877	331,669	71,738	1,054	-	1,111,649
PCI loans	451	-	-	-	-	-	-	-	451
Total loans	$591,324	$39,945	$28,347	$55,877	$335,690	$72,163	$1,054	$-	$1,124,400
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

The following table summarizes activity related to the allowance for loan losses by category for the nine months ended September 30, 2015:

	At or for the nine months ended September 30, 2015
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387
Charge-offs	(570)	-	-	-	(743)	(111)	(39)	-	(1,463)
Write-downs on loans transferred to HFS	(728)	-	-	-	-	-	-	-	(728)
Recoveries	64	-	-	8	5	47	17	-	141
Provision for loan losses	1,878	27	140	127	725	105	23	(350)	2,675
Balance at end of period	$6,315	$624	$278	$917	$1,537	$329	$12	$-	$10,012

Impairment evaluation
Allowance for loan losses
Individually evaluated	$156	$-	$-	$-	$55	$-	$-	$-	$211
Collectively evaluated	6,159	624	278	917	1,482	329	12	-	9,801
PCI loans	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$6,315	$624	$278	$917	$1,537	$329	$12	$-	$10,012
Loans
Individually evaluated	$7,854	$-	$-	$-	$4,021	$425	$-	$-	$12,300
Collectively evaluated	583,019	39,945	28,347	55,877	331,669	71,738	1,054	-	1,111,649
PCI loans	451	-	-	-	-	-	-	-	451
Total loans	$591,324	$39,945	$28,347	$55,877	$335,690	$72,163	$1,054	$-	$1,124,400
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
(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the three months ended September 30, 2014:

	At or for the three months ended September 30, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of period	$6,958	$343	$118	$683	$996	$174	$8	$450	$9,730
Charge-offs	(85)	-	-	-	-	(5)	(13)	-	(103)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	14	-	-	-	-	-	5	-	19
Provision for loan losses	(180)	23	5	60	184	48	13	—	153
Balance at end of period	$6,707	$366	$123	$743	$1,180	$217	$13	$450	$9,799

Impairment evaluation
Allowance for loan losses
Individually evaluated	$169	$-	$-	$-	$27	$-	$-	$-	$196
Collectively evaluated	6,538	366	123	743	1,153	217	13	450	9,603
Total allowance for loan losses	$6,707	$366	$123	$743	$1,180	$217	$13	$450	$9,799
Loans
Individually evaluated	$9,903	$-	$-	$303	$2,085	$547	$-	$-	$12,838
Collectively evaluated	417,184	19,346	18,614	39,196	230,911	43,550	911	-	769,712
Total loans	$427,087	$19,346	$18,614	$39,499	$232,996	$44,097	$911	$-	$782,550
(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the nine months ended September 30, 2014:

	At or for the nine months ended September 30, 2014
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$6,554	$420	$227	$600	$865	$160	$4	$500	$9,330
Charge-offs	(360)	-	-	-	(11)	(92)	(57)	-	(520)
Write-downs on loans transferred to HFS	-	(825)	-	(965)	-	-	-	-	(1,790)
Recoveries	276	-	-	-	-	1	22	-	299
Provision for loan losses	237	771	(104)	1,108	326	148	44	(50)	2,480
Balance at end of period	$6,707	$366	$123	$743	$1,180	$217	$13	$450	$9,799

Impairment evaluation
Allowance for loan losses
Individually evaluated	$169	$-	$-	$-	$27	$-	$-	$-	$196
Collectively evaluated	6,538	366	123	743	1,153	217	13	450	9,603
Total allowance for loan losses	$6,707	$366	$123	$743	$1,180	$217	$13	$450	$9,799
Loans
Individually evaluated	$9,903	$-	$-	$303	$2,085	$547	$-	$-	$12,838
Collectively evaluated	417,184	19,346	18,614	39,196	230,911	43,550	911	-	769,712
Total loans	$427,087	$19,346	$18,614	$39,499	$232,996	$44,097	$911	$-	$782,550

(1) includes commercial lines of credit

Impaired loans at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Non-accrual loans (1)	$8,827	$7,857
Loans delinquent greater than 90 days and still accruing	168	401
Troubled debt restructured loans	3,021	4,855
Loans less than 90 days and still accruing	284	338
PCI loans (2)	451	-
Total impaired loans	$12,751	$13,451

(1)	Non-accrual loans in the table above include TDRs totaling $1.2 million at September 30, 2015 and $819,000 at December 31, 2014.
(2)	All PCI loans are non-accrual.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Average recorded investment of impaired loans	$12,745	$11,794	$9,848	$11,121
Interest income recognized during impairment	$58	$86	$152	$244
Cash basis interest income recognized	$-	$-	$-	$-

At September 30, 2015, non-performing loans had a principal balance of $9.4 million compared to $8.3 million at December 31, 2014. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $168,000 at September 30, 2015 and $401,000 at December 31, 2014.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	September 30, 2015			December 31, 2014
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$319	$2,559	$2,878	$733	$3,471	$4,204
Residential mortgage	844	462	1,306	86	1,384	1,470
Total TDRs	$1,163	$3,021	$4,184	$819	$4,855	$5,674

The following table presents new TDRs for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	$-	3	$1,199	$1,197
Residential mortgage	-	-	-	2	287	287
Total TDRs	-	$-	$-	5	$1,486	$1,484

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	2	$2,490	$2,490	4	$3,377	$3,367
Residential mortgage	1	76	76	4	1,066	1,066
Total TDRs	3	$2,566	$2,566	8	$4,443	$4,433

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the nine months ended September 30, 2015 and during the year ended December 31, 2014:

	For the nine months ended September 30, 2015
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

The following table presents TDRs that defaulted within the nine months ended September 30, 2015 and 2014, where the loan had been modified within twelve months:

	For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	1	$40	-	$-
Residential mortgage	2	273	-	-
Total	3	$313	-	$-

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at September 30, 2015 and December 31, 2014 was an impairment reserve for TDRs in the amount of $181,000 and $192,000, respectively. At September 30, 2015, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at September 30, 2015:

September 30, 2015 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,559	$2,559	$156	$2,380	$111
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	481	568	55	321	6
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
PCI	-	-	-	-	-
Impaired loans with a related allowance	$3,040	$3,127	$211	$2,701	$117

Impaired loans with no related allowance
Commercial secured by real estate	$5,295	$6,486	$-	$4,145	$17
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	3,540	4,058	-	2,478	17
Home equity loans and lines of credit	425	464	-	300	1
Other consumer loans	-	-	-	-	-
PCI	451	2,116	-	224	-
Impaired loans with no related allowance	$9,711	$13,124	$-	$7,147	$35

Total impaired loans
Commercial secured by real estate	$7,854	$9,045	$156	$6,525	$128
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	4,021	4,626	55	2,799	23
Home equity loans and lines of credit	425	464	-	300	1
Other consumer loans	-	-	-	-	-
PCI	451	2,116	-	224	-
Total impaired loans	$12,751	$16,251	$211	$9,848	$152

(1)	excludes HFS non-accruing loans of $428,000.
(2)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2014:

December 31, 2014 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$4,432	$4,938	$271	$3,679	$160
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	193	193	26	198	7
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$4,625	$5,131	$297	$3,877	$167

Impaired loans with no related allowance
Commercial secured by real estate	$6,015	$7,781	$-	$4,682	$64
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,108	2,233	-	1,644	86
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$8,826	$10,897	$-	$6,983	$154

Total impaired loans
Commercial secured by real estate	$10,447	$12,719	$271	$8,361	$224
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,301	2,426	26	1,842	93
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Total impaired loans	$13,451	$16,028	$297	$10,860	$321

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at September 30, 2015:

September 30, 2015	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual (1)	PCI Loans (2)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$743	$-	$-	$743	$5,012	$451	$585,118	$591,324
Commercial term loans	-	-	-	-	-	-	39,945	39,945
Construction	-	-	-	-	-	-	28,347	28,347
Other commercial	-	-	-	-	-	-	55,877	55,877
Residential mortgage	1,534	262	147	1,943	3,411	-	330,336	335,690
Home equity loans and lines of credit	400	26	21	447	404	-	71,312	72,163
Other consumer loans	-	17	-	17	-	-	1,037	1,054
Total	$2,677	$305	$168	$3,150	$8,827	$451	$1,111,972	$1,124,400

(1)	excludes HFS non-accruing loans of $428,000.
(2)	All PCI loans are non-accrual

The following table presents loans by past due status at December 31, 2014:

December 31, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non- accrual	PCI Loans	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$769	$402	$-	$1,171	$6,638	$-	$414,385	$422,194
Commercial term loans	-	-	-	-	-	-	25,366	25,366
Construction	-	-	-	-	-	-	19,399	19,399
Other commercial	-	-	-	-	303	-	33,011	33,314
Residential mortgage	2,047	253	171	2,471	745	-	231,345	234,561
Home equity loans and lines of credit	244	182	230	656	171	-	43,485	44,312
Other consumer loans	-	-	-	-	-	-	769	769
Total	$3,060	$837	$401	$4,298	$7,857	$-	$767,760	$779,915

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at September 30, 2015 and December 31, 2014 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at September 30, 2015 and December 31, 2014 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
September 30, 2015	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	PCI Loans	Total
	(in thousands)
Commercial secured by real estate	$575,965	$5,859	$1,115	$1,765	$449	$5,720	$451	$591,324
Commercial term loans	39,008	937	-	-	-	-	-	39,945
Construction	28,347	-	-	-	-	-	-	28,347
Other commercial	54,022	1,855	-	-	-	-	-	55,877
	$697,342	$8,651	$1,115	$1,765	$449	$5,720	$451	$715,493

	Risk Ratings
December 31, 2014	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	PCI Loans	Total
	(in thousands)
Commercial secured by real estate	$406,006	$5,021	$2,142	$1,055	$1,332	$6,638	$-	$422,194
Commercial term loans	25,211	155	-	-	-	-	-	25,366
Construction	19,399	-	-	-	-	-	-	19,399
Other commercial	31,972	1,039	-	-	-	303	-	33,314
	$482,588	$6,215	$2,142	$1,055	$1,332	$6,941	$-	$500,273

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015			Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$-	$57,402	$-	$-	$39,434	$-
Municipal bonds	-	12,719	-	-	8,317	-
Corporate bonds	-	32,947	-	-	23,778	-
CRA Qualified and Asset Mgmt Funds	8,708	-	-	4,817	-	-
Mortgage-backed securities	-	149,122	-	-	71,442	-
Total securities available for sale	$8,708	$252,190	$-	$4,817	$142,971	$-
Interest rate swaps	-	(1,417)	-	-	(829)	-
Total measured on a recurring basis	$8,708	$250,773	$-	$4,817	$142,142	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
CDO Securities Available for Sale
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Beginning balance	$-	$-	$-	$-
Accretion of discount	-	-	-	-
Increase in fair value of CDO investments sold		-		(1,889)
Reduction in Accumulated OTTI on sale	-	-	-	-
Realized gain (loss) on sale/redemption	-	-	-	1,889
Unrealized holding gain (loss)	-	-	-	-
Other-than-temporary impairment included in earnings	-	-	-	-
Ending balance	$-	$-	$-	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015			Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$935	$-	$-	$3,761
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other commercial	-	-	-	-	-	60
Residential mortgage	-	-	1,173	-	-	176
Home equity loans	-	-	174	-	-	212
PCI loans	-	-	451	-	-	-
Total impaired loans	$-	$-	$2,733	$-	$-	$4,209
Other real estate owned:
Commercial	$-	$741	$2,374	$-	$100	$4,127
Residential mortgage	-	522	312	-	6	1,046
Total other real estate owned	$-	$1,263	$2,686	$-	$106	$5,173
Loans held for sale	$-	$428	$-	$-	$-	$-
Assets held for sale	$-	$440	$-	$-	$-	$-

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

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

Fair valued impaired loans with allocated allowance for loan losses at September 30, 2015, had a carrying amount of $2.7 million, which is made up of the outstanding balance of $2.8 million, net of a valuation allowance of $30,000. These balances do not include $3.7 million of impaired loans that are measured using the discounted cash flow method and are not collateral dependent.

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

	At September 30, 2015
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$25,094	$10,482	$14,612	$-
Interest-bearing time deposits	$8,162	$-	$8,180	$-
Loans held for sale	$428	$-	$428	$-
Loans receivable, net of allowance	$1,115,338	$-	$-	$1,117,709
Investment securities AFS	$260,898	$8,708	$252,190	$-
Investment securities HTM	$15,112	$-	$15,238	$-
FHLB Stock	$5,612	n/a	n/a	n/a
Accrued interest receivable	$4,620	$-	$853	$3,767

Liabilities
Savings deposits	$169,021	$-	$169,021	$-
Checking and money market deposits	$817,464	$168,816	$648,648	$-
Certificates of deposit	$302,855	$-	$302,628	$-
Borrowings	$94,215	$-	$100,515	$-
Accrued interest payable	$131	$-	$131	$-

	At December 31, 2014
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$31,472	$6,785	$24,687	$-
Interest-bearing time deposits	$9,538	$-	$9,522	$-
Loans receivable, net of allowance	$770,289	$-	$-	$773,636
Investment securities AFS	$147,788	$4,817	$142,971	$-
Investment securities HTM	$17,924	$-	$17,746	$-
FHLB Stock	$7,053	n/a	n/a	n/a
Accrued interest receivable	$3,196	$-	$639	$2,557

Liabilities
Savings deposits	$91,948	$-	$91,948	$-
Checking and money market deposits	$460,177	$86,268	$373,909	$-
Certificates of deposit	$244,931	$-	$245,301	$-
Borrowings	$136,342	$-	$139,463	$-
Accrued interest payable	$120	$-	$120	$-

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 7 – OTHER REAL ESTATE OWNED

At September 30, 2015, other real estate owned (OREO) totaled $3.9 million and consisted of eight residential properties (including five building lots) and fifteen commercial properties. Included in the $3.9 million are five commercial properties and one residential property that were acquired in the April 1, 2015 acquisition of Colonial Bank, with aggregate carrying values of $1.0 million and $101,000 respectively. At December 31, 2014, OREO totaled $5.3 million and consisted of nine residential properties (including five building lots) and ten commercial properties.

For the three months ended September 30, 2015, the Company added three residential properties and two commercial properties to OREO with aggregate carrying values of $724,000 and $635,000 respectively. During the current quarter, the Company sold eight residential properties and one commercial OREO property with an aggregate carrying value of $929,000. Included in these sales were two residential OREO properties that were former Colonial properties. These two sales had an aggregate carrying value of $84,000.

Net expenses applicable to OREO totaled $342,000 for the three month period ending September 30, 2015, which included OREO valuation write-downs of $186,000, taxes and insurance totaling $105,000, and $51,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $106,000 for the three months ended September 30, 2015. For the three months ended September 30, 2014, net expenses applicable to OREO totaled $195,000 which included OREO valuation write-downs totaling $21,000, taxes and insurance totaling $72,000, and $102,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $34,000 for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, net expenses applicable to OREO totaled $1.7 million which included OREO valuation write-downs of $1.3 million, taxes and insurance totaling $254,000, and $110,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $332,000 for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, net expenses applicable to OREO totaled $611,000 which included OREO valuation write-downs totaling $121,000, taxes and insurance totaling $228,000, and $262,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $274,000 for the nine months ended September 30, 2014.

As of the date of this filing, the Company has agreements of sale for six OREO properties with an aggregate carrying value totaling $1.5 million, although there can be no assurance that these sales will be completed.

NOTE 8 – DEPOSITS

Deposits are as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Savings accounts	$169,021	$91,948
Interest-bearing checking and money market deposits (1)	648,648	373,909
Non-interest bearing checking	168,816	86,268
Certificates of deposit $250,000 or less	241,936	194,641
Certificates of deposit more than $250,000	60,919	50,290
Total deposits	$1,289,340	$797,056

(1)	Includes municipal deposit accounts totaling $266.2 million, or 20.6% of total deposits at September 30, 2015 and $96.2 million, or 12.0% of total deposits at December 31, 2014.

NOTE 9 – BORROWINGS

The Bank’s FHLB borrowings totaled $84.2 million and $126.4 million at September 30, 2015 and December 31, 2014, respectively, and repurchase agreements totaled $10.0 million for both periods.

NOTE 10 – DERIVATIVES AND HEDGING ACTIVITIES

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Bank’s variable rate borrowings. The interest rate swap on the variable rate borrowing was designated as a cash flow hedge and was a negotiated over the counter contract. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For the three months ended September 30, 2015 there was an unrealized holding loss on the interest rate swap of $558,000 and an unrealized loss of $588,000 for the nine months ended September 30, 2015. There was no reclassification from other comprehensive to interest income nor the ineffective portion through non-interest income for the three and nine months ended September 30, 2015. The contract was entered into by the Bank with a counterparty, and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.

The Bank is exposed to credit-related losses in the event of non-performance by the counterparties to the agreements. The Bank controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. The Bank only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during and at period end.

At September 30, 2015, the Bank had a forecasted interest rate swap agreement to receive from the counterparty at 1 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.368% on a notional amount of $19.0 million. The effective date of the transaction is May 17, 2017 and the maturity date is May 17, 2023. Beginning May 17, 2014, for the first three years, no cash flows will be exchanged and for the following seven years the Bank will pay a fixed interest rate of 3.368% and the counterparty will pay the Bank 1 month LIBOR. The hedging strategy converts the LIBOR based floating interest on a certain FHLB advance to a fixed interest rate, thereby protecting the Bank from floating interest rate variability. The following table presents information regarding our derivative financial instrument at September 30, 2015 and December 31, 2014.

	At September 30, 2015		At December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)		(in thousands)
Derivatives
Interest rate swap	$19,000	$(1,417)	$19,000	$(829)

NOTE 11 – INCOME TAXES

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended September 30, 2015 was $1.4 million compared to $1.0 million for the three months ended September 30, 2014 and was $2.2 million for the nine months ended September 30, 2015 compared to $3.6 million for the nine month period ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was 31.36% compared to 38.12% for the three months ended September 30, 2014. For the nine month period ended September 30, 2015 the effective tax rate was 17.39% compared to 38.13% for the nine month period ended September 30, 2014. The lower effective tax rate for the three and nine month periods ended September 30, 2015 reflects the increase in nontaxable income attributable to the bargain purchase gain associated with the Colonial Financial Services Inc. acquisition.

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

During the first nine months of 2015, the Company issued 102,500 incentive stock options to certain employees at a grant price ranging from $9.15 per share to $9.90 per share. During the first nine months of 2014, the Company issued 20,000 incentive stock options to certain employees at a grant price ranging from $10.13 per share to $10.67 per share. In addition, as a result of the acquisition of Colonial, certain unvested options of Colonial were converted into unvested options of the Company. These unvested options have a remaining vesting period of two years, were adusted by the acquisition exchange ratio of 1.412, and total 38,661 at an grant price of $8.82 per share.

Stock option activity for the nine months ended September 30, 2015 and 2014 was as follows:

	For the nine months ended September 30,
	2015			2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1	696,960	$7.79		710,960	$7.64
Assumed in Colonial acquisition	38,661	$8.82		-	$-
Granted	102,500	$9.66		20,000	$10.40
Forfeited	(10,590)	$9.13		(16,000)	$7.27
Exercised	(18,360)	$7.32		(18,000)	$7.40
Outstanding at September 30 (1)	809,171	$8.07	5.8	696,960	$7.81	6.2
Exercisable at September 30	622,897	$7.63	4.9	488,258	$7.54	5.8

Aggregate Intrinsic Value at September 30	$2,979,000			$921,600

(1)	Expected forfeitures are immaterial.

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

	For the three months ended September 30,		For the nine months ended September 30,
Assumption	2015	2014	2015	2014
Expected average risk-free interest rate	1.92%	1.95%	1.78%	1.99%
Expected average life (in years)	6.5	6.5	6.5	6.5
Expected volatility	35.50%	36.64%	35.91%	36.98%
Expected dividend yield	3.64%	2.47%	3.20%	2.41%
Weighted average per share fair value	$2.40	$2.95	$2.49	$3.08

During the first nine months of 2015, the Company issued 56,000 restricted stock awards to non-employee directors at a price ranging from $8.75 per share to $9.54 per share. In addition, as a result of the acquisition of Colonial, certain unvested restricted stock awards of Colonial were converted into unvested restricted stock awards of the Company. These unvested restricted stock awards have a remaining vesting period of two years, were adjusted by the acquisition exchange ratio of 1.412, and total 9,088 at a grant price of $8.82 per share.

Restricted stock activity for the nine months ended September 30, 2015 and 2014 was as follows:

	For the nine months ended September 30,
	2015		2014
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1	4,950	$8.44	7,425	$8.44
Assumed in Colonial acquisition	9,088	$8.82	-	$-
Granted	56,000	$9.40	-	$-
Vested	-	$-	(2,475)	$8.13
Forfeited	(1,275)	$8.52	-	$-
Outstanding at September 30	68,763	$9.28	4,950	$8.59

At September 30, 2015, unrecognized compensation costs on unvested stock options and restricted stock awards was $578,000 which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Compensation expense:
Common stock options	$43	$110	$268	$343
Restricted common stock	32	5	65	16
Total compensation expense	75	115	333	359
Tax benefit	11	3	25	7
Net income effect	$64	$112	$308	$352

As of September 30, 2015, 1,059,950 options were issued and 479,302 options were available for issuance. As of September 30, 2015, based on the option agreements, there were 622,897 incentive stock options exercisable.

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

There were no anti-dilutive restricted shares or stock options for the three and nine month periods ended September 30, 2015 and September 30, 2014.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except share data)		(in thousands, except share data)
Net income	$3,095	$1,703	$10,257	$5,763
Weighted average shares outstanding	13,190,178	10,765,209	12,428,847	$10,957,768
Basic earnings per share	$0.23	$0.16	$0.83	$0.53
Diluted weighted average shares outstanding	13,433,314	10,889,781	12,596,524	11,089,421
Diluted basic earnings per share	$0.23	$0.15	$0.81	$0.52

NOTE 14 – REGULATORY MATTERS

As of September 30, 2015, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum regulatory capital ratios. At September 30, 2015, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common Equity Tier I Capital, Tier I Risk-Based Capital and Total Risk-Based Capital were 8.87%, 11.92%, 11.92% and 12.82%, respectively, all of which exceed well capitalized status.

NOTE 15 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the three months ended September 30, 2015 and 2014:

	Balance at June 30, 2015	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended September 30, 2015	Balance at September 30, 2015
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,304)	$1,216	$(10)	$9	$1,215	$(89)
Net unrealized holding gain (loss) on interest rate swap	(516)	(335)	-	-	(335)	(851)

Accumulated other comprehensive income (loss) net of tax	$(1,820)	$881	$(10)	$9	$880	$(940)

	Balance at June 30, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended September 30, 2014	Balance at September 30, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,198)	$(279)	$(80)	$17	$(342)	$(1,540)
Net unrealized holding gain (loss) on interest rate swap	(168)	(51)	-	-	(51)	(219)

Accumulated other comprehensive income (loss) net of tax	$(1,366)	$(330)	$(80)	$17	$(393)	$(1,759)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the nine months ended September 30, 2015 and 2014:

	Balance at December 31, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Nine Months Ended September 30, 2015	Balance at September 30, 2015
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(985)	$895	$(70)	$71	$896	$(89)
Net unrealized holding gain (loss) on interest rate swap	(498)	(353)	-	-	(353)	(851)

Accumulated other comprehensive income (loss) net of tax	$(1,483)	$542	$(70)	$71	$543	$(940)

	Balance at December 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Nine Months Ended September 30, 2014	Balance at June 30, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(2,951)	$1,456	$(126)	$81	$1,411	$(1,540)
Increase in fair value of AFS securities sold		1,135	$(1,135)		-	-
Net unrealized holding gain (loss) on interest rate swap	-	(219)	-	-	(219)	(219)

Accumulated other comprehensive income (loss) net of tax	$(2,951)	$2,372	$(1,261)	$81	$1,192	$(1,759)

The following represents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		Affected Line Item in Statements of Income
	2015	2014
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain (loss) on securities sales	$16	$133	Gain (loss) on sale of investment securities, net
Income tax expense	(6)	(53)	Income taxes
Total reclassifications net of tax	$10	$80

	For the nine months ended September 30,		Affected Line Item in Statements of Income
	2015	2014
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$116	$2,100	Gain (loss) on sale of investment securities, net
Income tax expense	(46)	(839)	Income taxes
Total reclassifications net of tax	$70	$1,261

NOTE 16 – OTHER EVENT

On July 20, 2015, the Board of Directors approved the closing of our English Creek Banking Center, a drive-up teller/ATM operation located in Egg Harbor Township, New Jersey. The branch will cease operations as of the close of business on Friday, November 6, 2015. Applicable notifications have been filed with the regulatory agencies. The Bank will continue to utilize the location for its customer call center activities.

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

Cape Bank is a New Jersey chartered savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from twenty-two full service branch offices located in Atlantic, Cape May, Cumberland and Gloucester counties, New Jersey, including our main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, one drive-up teller/ATM operation in Atlantic County (scheduled to close on November 6, 2015), our three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, home equity loans and lines of credit (“HELOC”) and construction loans. Effective December 31, 2013, the Company exited the residential mortgage loan origination business which will allow for more resources to be focused on commercial lending. Our retail and business banking deposit products include checking accounts, money market accounts, savings accounts, and certificates of deposit with terms ranging from 30 days to 84 months.

At September 30, 2015, the Company had total assets of $1.563 billion compared to $1.080 billion at December 31, 2014. For the three months ended September 30, 2015 and 2014, the Company had total revenues (interest income plus non-interest income) of $16.1 million and $11.5 million, respectively. Net income for the three months ended September 30, 2015 totaled $3.1 million, or $0.23 per basic and fully diluted share, compared to net income of $1.7 million, or $0.16 per basic share and $0.15 per fully diluted share for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, the Company had total revenues (interest income plus non-interest income) of $48.4 million and $36.1 million, respectively. Net income for the nine months ended September 30, 2015 totaled $10.3 million, or $0.83 per basic share and $0.81 per fully diluted share, compared to net income of $5.8 million, or $0.53 per basic share and $0.52 per fully diluted share for the nine months ended September 30, 2014.

We offer banking services to individuals and businesses predominantly located in our primary market area of Cape May, Atlantic, Cumberland and Gloucester counties, New Jersey and through our MDOs. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2014 and through the first nine months of 2015, non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 0.86% at September 30, 2015 from 1.25% at December 31, 2014, and 1.20% at September 30, 2014, the Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at September 30, 2015 was 12%, an improvement from 17% at December 31, 2014 and 16% at September 30, 2014, while non-performing loans as a percentage of total gross loans decreased to 0.84% at September 30, 2015 compared to 1.06% of total gross loans at December 31, 2014, and 0.99% at September 30, 2014. For the periods ended, and as of September 30, 2015 and December 31, 2014, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. At September 30, 2015, loans HFS totaled $428,000 compared to no loans held for sale at December 31, 2014. The ratio of our allowance for loan losses to total loans decreased to 0.89% at September 30, 2015, from 1.20% at December 31, 2014. Excluding the Colonial and Sun branch loans, for which there was a credit mark taken on the dates of acquisition, the allowance represents 1.12% on the remainder of the portfolio at September 30, 2015. The ratio of our allowance for loan losses to non-performing loans decreased to 105.99% at September 30, 2015 from 113.67% at December 31, 2014. For the three months ended September 30, 2015, loan charge-offs totaled $839,000 compared to loan charge-offs for the third quarter of 2014 of $103,000. Of the $839,000 of loan charge-offs during the third quarter of 2015, none were fully reserved at December 31, 2014. Our total loan portfolio increased from $779.7 million at December 31, 2014 to $1.1 billion at September 30, 2015 primarily resulting from the Colonial acquisition and the previously disclosed commercial loan portfolio purchase. Commercial loans increased $223.0 million to $716.5 million at September 30, 2015 from $493.5 million at December 31, 2014, while mortgage loans increased $94.5 million to $335.5 million at September 30, 2015, from $241.0 million at December 31, 2014 and consumer loans increased $28.1 million to $73.2 million at September 30, 2015 from $45.1 million at December 31, 2014. At September 30, 2015, 90.9% of our loan portfolio was secured by real estate and 63.6% of our portfolio was commercial related loans. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs of our customers.

At September 30, 2015, deposits totaled $1.289 billion compared to $797.1 million at December 31, 2014, an increase of $492.3 million, or 61.76%, primarily resulting from the Colonial and Sun branch acquisitions. At September 30, 2015, core deposits totaled $983.6 million which represented an increase of $433.5 million, or 78.80%, from the December 31, 2014 level of $550.1 million. Interest-bearing checking accounts increased $222.6 million, money market deposit accounts increased $52.1 million, savings accounts increased $77.1 million and non-interest bearing checking accounts increased $82.5 million.. Certificates of deposit totaled $302.9 million, an increase of $58.0 million, or 23.65%, from the December 31, 2014 total of $244.9 million. We also maintain an investment portfolio.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial loans.

2015 Outlook

 During 2014 and continuing through the first nine months of 2015, Cape Bank was able to make significant strides in reducing non-performing assets and classified items. Many troubled credits finally made their way through the slow foreclosure process, permitting the Bank to take title and sell the collateral. This helped reduce non-earning assets and the costs relating to problem loans. Management intends to continue these efforts for the remainder of 2015 with the goal of reducing classified items to levels that would fall more within industry norms.

Management believes that more effort needs to be placed on expense control. In this regard, if management is successful in reducing troubled credits as planned, there will be a corresponding reduction in the costs related to these loans as they work through the foreclosure process.

During the remainder of 2015, Cape Bank will continue to focus on the following initiatives:

•	Continuation of the Bank’s westward expansion to include further development of the metropolitan Philadelphia market;

•	Loan growth, particularly growth of the commercial loan portfolio; and

•	Core deposit growth.

Continuation of the westward expansion:

Four years ago, management began to seek business outside the traditional footprint of Atlantic and Cape May Counties. The MDO in Burlington County has successfully developed a commercial portfolio and commercial deposit base since that time. An office in the western suburbs of Philadelphia was opened two years ago and currently houses the Bank’s Commercial Real Estate lending team. Finally, in January we brought in an experienced commercial lending team to focus on the Center City Philadelphia market. The western New Jersey expansion was further augmented by the purchase of a Sun National bank branch office in Hammonton, New Jersey, a transaction that was announced in the second quarter of 2015 and closed on August 28, 2015.These initiatives, along with the Colonial Bank purchase, underscore the commitment to new markets. In light of the weakness in the gaming industry and the seasonality of the legacy markets, these steps should enhance shareholder value.

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

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 8.1% and 6.3%, respectively, as of August 2015, as compared to 2014 levels of 9.3% and 6.3%, respectively. The number of residential building permits issued increased slightly in Atlantic and Cape May Counties from August 2014 to August 2015 as did the values of those permits. Median sale prices of single-family homes sold during the twelve month periods ended August 2015 and 2014 decreased in Gloucester County and increased in Atlantic, Cape May, and Cumberland Counties. The number of homes sold during those same periods in all four counties increased: Atlantic County 18.1%, Cape May County 19.2%, Cumberland County 11.1% and Gloucester County 35.8%. The number of new listings increased 9.5% in Gloucester County, but decreased 7.8%, 1.2% and 1.4% in Atlantic, Cape May, and Cumberland Counties, respectively.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

At September 30, 2015, the Company’s total assets were $1.563 billion, an increase of $483.3 million, or 44.76%, from the December 31, 2014 level of $1.080 billion primarily resulting from the Colonial acquisition.

Cash and cash equivalents decreased $6.4 million, or 20.27%, to $25.1 million at September 30, 2015 from $31.5 million at December 31, 2014.

Interest-bearing time deposits decreased $1.4 million, or 14.43%, from $9.5 million at December 31, 2014 to $8.1 million at September 30, 2015. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total gross loans increased from $779.7 million at December 31, 2014 to $1.125 billion at September 30, 2015 primarily resulting from the Colonial acquisition and the previously discussed commercial loan portfolio purchase. Total net loans increased $345.0 million from $770.3 million at December 31, 2014 to $1.115 billion at September 30, 2015. Commercial loans increased $223.0 million to $716.5 million at September 30, 2015 from $493.5 million at December 31, 2014, while mortgage loans increased $94.5 million to $335.5 million at September 30, 2015 from $241.0 million at December 31, 2014 and consumer loans increased $28.1 million to $73.2 million at September 30, 2015 from $45.1 million at December 31, 2014. The allowance for loan losses increased $625,000 and totaled 0.89% of gross loans at September 30, 2015, compared to 1.20% at December 31, 2014. Excluding the Colonial and Sun branch loans for which there is no allowance at September 30, 2015 because of the fair value mark taken on the dates of acquisition, the allowance represents 1.12% of total gross loans on the remainder of the portfolio. Delinquent loans decreased $1.8 million to $10.0 million, or 0.89% of total gross loans, at September 30, 2015 from $11.8 million, or 1.51% of total gross loans at December 31, 2014. Total delinquent loans by portfolio at September 30, 2015 were $4.7 million of commercial mortgage, $4.5 million of residential mortgage loans, and $868,000 of home equity loans.   At September 30, 2015, delinquent loan balances by number of days delinquent were: 31 to 59 days – $3.1 million; 60 to 89 days – $305,000; and 90 days and greater – $6.6 million.

At September 30, 2015, the Company had $9.4 million in non-performing loans, or 0.84% of total gross loans, an increase of $1.1 million from $8.3 million, or 1.06% of total gross loans at December 31, 2014. Non-performing loans do not include loans held for sale. At September 30, 2015, there were $428,000 of non-performing loans held for sale. There were no loans held for sale at December 31, 2014.  Included in non-performing loans are troubled debt restructurings totaling $1.2 million at September 30, 2015 and $819,000 at December 31, 2014. At September 30, 2015, non-performing loans by loan portfolio category were as follows: $5.5 million of commercial mortgage loans, $3.5 million of residential mortgage loans, and $425,000 of consumer loans. Of these stated delinquencies, the Company had $168,000 of loans that were 90 days or more delinquent and still accruing (4 residential mortgage loans for $147,000 and 2 consumer loans for $21,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At September 30, 2015, commercial non-performing loans had collateral type concentrations of $3.3 million (8 loans or 60%) secured by retail stores; $469,000 (4 loans or 8%) secured by residential, duplex and multi-family properties; $579,000 (2 loans or 11%) secured by land and building lots; and $1.1 million (4 loans or 21%) secured by commercial buildings and equipment. The three largest commercial non-performing loan relationships are $1.8 million, $587,000 and $564,000.

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

Total investment securities increased $110.3 million, or 66.6%, to $276.0 million at September 30, 2015 from $165.7 million at December 31, 2014, primarily resulting from the Colonial acquisition. At September 30, 2015, AFS securities totaled $260.9 million and HTM securities totaled $15.1 million. At December 31, 2014, AFS securities totaled $147.8 million and HTM securities totaled $17.9 million. During the second quarter, the Company sold approximately $61.2 million of securities acquired in the Colonial acquisition at a loss of approximately $19,000. The proceeds from these lower yielding investments were used for the purchase of the higher yielding commercial loan portfolio. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified $7.6 million of its AFS securities to HTM, as these securities may have been particularly susceptible to changes in fair value in the near term, as a result of market volatility. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation securities (“CDOs”) with a book value of zero, resulting in a $1.9 million gain.

Other real estate owned (“OREO”) decreased $1.4 million from $5.3 million at December 31, 2014 to $3.9 million at September 30, 2015, and consisted at September 30, 2015 of fifteen commercial properties and eight residential properties (including five building lots). Included in the $3.9 million were five commercial properties and one residential property that were acquired in the April 1, 2015 acquisition of Colonial Bank, with aggregate carrying values of $1.0 million and $101,000, respectively. During the quarter ended September 30, 2015, the Company added three residential properties and two commercial properties to OREO with aggregate carrying values of $724,000 and $635,000, respectively. During the current quarter, the Company sold eight residential OREO properties and one commercial OREO property with an aggregate carrying value of $929,000. Included in these sales were two former Colonial residential OREO properties with an aggregate carrying value of $84,000.

Total deposits increased $492.3 million, or 61.76%, from $797.1 million at December 31, 2014 to $1.289 billion at September 30, 2015, primarily resulting from the acquisitions of Colonial and Sun branch. At September 30, 2015, core deposits totaled $983.6 million which represented an increase of $433.5 million, or 78.80%, from the December 31, 2014 level of $550.1 million. Interest-bearing checking accounts increased $222.6 million, money market deposit accounts increased $52.1 million, and savings accounts increased $7714 million and non-interest bearing checking accounts increased $82.5 million. Certificates of deposit totaled $302.9 million, an increase of $58.0 million, or 23.65%, from the December 31, 2014 total of $244.9 million.

Borrowings decreased $42.1 million from $136.3 million at December 31, 2014 to $94.2 million at September 30, 2015.

Cape Bancorp’s total equity increased $28.8 million, or 20.42%, to $169.7 million at September 30, 2015 from $140.9 million at December 31, 2014 primarily from increases in common stock and additional paid-in capital resulting from the Colonial acquisition and a net increase in retained earnings of $7.3 million (net incomes less dividends declared). Tangible equity to tangible assets decreased to 9.40% at September 30, 2015 compared to 11.16% at December 31, 2014. At September 30, 2015, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common Equity Tier I, Risk-Based Capital and Total Risk-Based Capital were 8.87%, 11.92%, 11.92% and 12.82%, respectively, all of which exceed well capitalized status.

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

	For the three months ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$28,522	$32	0.45%	$20,901	$25	0.47%
Investments	281,747	1,164	1.65%	184,982	882	1.91%
Loans	1,127,011	12,578	4.43%	779,791	9,241	4.70%
Total interest-earning assets	1,437,280	13,774	3.80%	985,674	10,148	4.08%
Noninterest-earning assets	139,566			104,641
Allowance for loan losses	(10,195)			(9,700)
Total assets	$1,566,651			$1,080,615

Liabilities and Stockholders' Equity
Interest-bearing checking accounts	$468,359	249	0.21%	$221,987	102	0.18%
Savings accounts	169,170	37	0.09%	93,982	13	0.05%
Money market accounts	183,534	120	0.26%	134,872	103	0.30%
Certificates of deposit	294,996	564	0.76%	263,282	516	0.78%
Borrowings	106,835	584	2.17%	124,962	625	1.98%
Total interest-bearing liabilities	1,222,894	1,554	0.50%	839,085	1,359	0.64%
Noninterest-bearing deposits	162,752			92,628
Other liabilities	8,617			8,088
Total liabilities	1,394,263			939,801
Stockholders' equity	172,388			140,814
Total liabilities & stockholders' equity	$1,566,651			$1,080,615

Net interest income		$12,220			$8,789
Net interest spread			3.30%			3.44%
Net interest margin			3.37%			3.54%
Net interest income and margin (tax equivalent basis) (1)		$12,263	3.38%		$8,837	3.56%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.53%			117.47%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $43,000, and $48,000 for the three month period ended September 30, 2015 and 2014, respectively. The average yield on investments increased to 1.71% from 1.65% for the three month period ended September 30, 2015 and increased to 2.01% from 1.91% for the three month period ended September 30, 2014.

	For the nine months ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$35,852	$105	0.39%	$22,698	$73	0.43%
Investments	255,430	3,295	1.72%	183,217	2,679	1.95%
Loans	996,576	33,776	4.53%	785,937	27,864	4.74%
Total interest-earning assets	1,287,858	37,176	3.86%	991,852	30,616	4.13%
Noninterest-earning assets	127,967			104,982
Allowance for loan losses	(9,683)			(9,606)
Total assets	$1,406,142			$1,087,228

Liabilities and Stockholders' Equity
Interest-bearing checking accounts	$380,637	640	0.22%	$216,600	295	0.18%
Savings accounts	158,568	84	0.07%	94,905	40	0.06%
Money market accounts	164,996	309	0.25%	135,943	238	0.23%
Certificates of deposit	282,404	1,662	0.79%	268,482	1,423	0.71%
Borrowings	118,195	1,789	2.02%	136,482	1,835	1.80%
Total interest-bearing liabilities	1,104,800	4,484	0.54%	852,412	3,831	0.60%
Noninterest-bearing deposits	129,348			85,767
Other liabilities	8,718			7,493
Total liabilities	1,242,866			945,672
Stockholders' equity	163,276			141,556
Total liabilities & stockholders' equity	$1,406,142			$1,087,228

Net interest income		$32,692			$26,785
Net interest spread			3.32%			3.53%
Net interest margin			3.39%			3.61%
Net interest income and margin (tax equivalent basis) (1)		$32,838	3.41%		$26,923	3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.57%			116.36%

 (1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $146,000, and $138,000 for the nine month period ended September 30, 2015 and 2014, respectively. The average yield on investments increased to 1.80% from 1.72% for the nine month period ended September 30, 2015 and increased to 2.05% from 1.95% for the nine month period ended September 30, 2014.

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

	For the three months ended September 30, 2015
	compared to September 30, 2014
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest-Earning Assets
Interest-earning deposits	$9	$(2)	$7
Investments	404	(122)	282
Loans	3,903	(566)	3,337
Total interest income	4,316	(690)	3,626

Interest-Bearing Liabilities
Interest-bearing demand accounts	129	18	147
Savings accounts	13	11	24
Money market accounts	33	(16)	17
Certificates of deposit	61	(13)	48
Borrowings	(96)	55	(41)
Total interest expense	140	55	195

Total net interest income	$4,176	$(745)	$3,431

	For the Nine months ended September 30, 2015
	compared to September 30, 2014
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest-Earning Assets
Interest-earning deposits	$40	$(8)	$32
Investments	932	(316)	616
Loans	7,185	(1,273)	5,912
Total interest income	8,157	(1,597)	6,560

Interest-Bearing Liabilities
Interest-bearing demand accounts	263	82	345
Savings accounts	32	12	44
Money market accounts	54	17	71
Certificates of deposit	76	163	239
Borrowings	(262)	216	(46)
Total interest expense	163	490	653

Total net interest income	$7,994	$(2,087)	$5,907

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014

General. Net income for the three months ended September 30, 2015 was $3.1 million, or $0.23 per basic and fully diluted share, compared to net income of $1.7 million, or $0.16 per basic share and $0.15 per fully diluted share for the three months ended September 30, 2014. The increase was the result of a $3.4 million increase in net interest income, a $1.0 million increase in non-interest income, offset by a $2.4 million increase in non-interest expense, a $309,000 increase in the loan loss provision, and a $365,000 increase in income tax expense. For the nine months ended September 30, 2015, net income totaled $10.3 million, or $0.83. per basic share and $0.81 per fully diluted share. The increase was the result of a $5.9 million increase in net interest income, a $5.8 million increase in non-interest income, a $1.4 million reduction in income tax expense, offset by a $195,000 increase in the loan loss provision and a $8.4 million increase in non-interest expense which included $1.6 million in merger related expenses. The results were most significantly impacted by the acquisition of Colonial on April 1, 2015, which resulted in a $6.7 million bargain purchase gain included in non-interest income and $2.0 million in merger related expenses included in non-interest expense. The gain is excluded from taxable income. Additional increases in non-interest income and non-interest expense generally reflect the inclusion of Colonial and the consolidation of operations.

Details of the changes in the various components of net income are further discussed below.

Interest Income. Interest income increased $3.6 million, or 35.73%, to $13.8 million for the three months ended September 30, 2015, from $10.1 million for the three months ended September 30, 2014. The increase consists of a $3.3 increase in interest income on loans and a $288,000 increase in interest income on investment securities. Average loan balances for the three month period ended September 30, 2015 increased $347.2 million, or 44.53%, to $1.127 billion from $779.8 million for the three month period ended September 30, 2014. The average yield on the loan portfolio declined 27 basis points to 4.43% for the three months ended September 30, 2015 from 4.70% for the three months ended September 30, 2014. The increase in the average loan balance reflects the addition of approximately $245.0 million of average loan balances resulting from the Colonial acquisition and Sun branch purchase, and approximately $78.8 million of average loan balances from the commercial loan portfolio purchase. The average balance of the investment portfolio for the three month period ended September 30, 2015 increased $96.7 million, or 52.31%, to $281.7 million from $185.0 million for the three month period ended September 30, 2014 primarily resulting from the addition of the Colonial portfolio less securities sold to fund the loan purchase. The average yield on the investment portfolio declined 26 basis points to 1.65% for the three months ended September 30, 2015 from 1.91% for the three months ended September 30, 2014.

Interest income increased $6.6 million, or 21.43%, to $37.2 million for the nine months ended September 30, 2015, from $30.6 million for the nine months ended September 30, 2014. The increase consists of a $5.9 increase in interest income on loans and a $648,000 increase in interest income on investment securities. Average loan balances for the nine month period ended September 30, 2015 increased $210.6 million, or 26.80%, to $996.6 million from $785.9 million for the nine month period ended September 30, 2014. The average yield on the loan portfolio declined 21 basis points to 4.53% for the nine months ended September 30, 2015 from 4.74% for the nine months ended September 30, 2014. The increase in the average loan balance reflects the addition of approximately $184.2 million of average loan balances resulting from the Colonial acquisition and Sun branch purchase, and approximately $78.9 million of average loan balances from the commercial loan portfolio purchase. The average balance of the investment portfolio for the nine month period ended September 30, 2015 increased $72.2 million, or 39.41%, to $255.4 million from $183.2 million for the nine month period ended September 30, 2014 primarily resulting from the addition of the Colonial portfolio less securities sold to fund the loan purchase. The average yield on the investment portfolio declined 23 basis points to 1.72% for the nine months ended September 30, 2015 from 1.95% for the nine months ended September 30, 2014.

Interest Expense. Interest expense increased $195,000, or 14.35%, to $1.6 million for the three months ended September 30, 2015, from $1.4 million for the three months ended September 30, 2014. The increase resulted primarily from increased balances from the Colonial acquisition and Sun branch purchase, and higher interest rates paid on interest-bearing checking accounts.

Average interest-bearing checking accounts increased $246.4 million, or 110.98% to $468.4 million for the three month period ended September 30, 2015 from $222.0 million for the three month period ended September 30, 2014 while the average rate paid on interest-bearing checking accounts increased 3 basis points to 0.21% for the three months ended September 30, 2015 from 0.18% for the three months ended September 30, 2014, resulting in a combined interest expense increase of $147,000. Approximately $241.2 million of the increase in average interest-bearing checking accounts was attributable to the Colonial acquisition and Sun branch purchase. The average rate paid on certificates of deposit decreased 2 basis points to 0.76% for the three months ended September 30, 2015 from 0.78% for the three months ended September 30, 2014 while the average balance of certificates of deposit increased $31.7 million, or 12.05%, to $295.0 million from $263.3 million for the same period, resulting in a combined interest expense increase of $48,000. The increase in average certificates of deposits results primarily from the addition of the Colonial acquisition and Sun branch purchase (approximately $94.1 million) partially offset by decreases in municipal certificates of deposit. The average balance of money market accounts increased $48.7 million (approximately $46.3 million attributable to the Colonial acquisition and Sun branch purchase) for the three months ended September 30, 2015 compared to the same period in 2014 while the average interest rate decreased 4 basis points.

The average balance of borrowings decreased $18.1 million, or 14.51%, to $106.8 million for the three months ended September 30, 2015 from $124.9 million for the three months ended September 30, 2014, and the average cost of borrowings increased 18 basis points from 1.98% for the three months ended September 30, 2014 to 2.17% for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, interest expense increased $653,000, or 17.05%, to $4.5 million for the nine months ended September 30, 2015, from $3.8 million for the nine months ended September 30, 2014. The increase resulted primarily from increased balances from the Colonial acquisition and Sun branch purchase, and higher interest rates being paid on deposits.

Interest-bearing checking accounts increased $164.0 million, or 75.73% to $380.6 million for the nine month period ended September 30, 2015 from $216.6 million for the nine month period ended September 30, 2014 while the average rate paid on interest-bearing demand accounts increased 4 basis points to 0.22% for the nine months ended September 30, 2015 from 0.18% for the nine months ended September 30, 2014 resulting in a combined interest expense increase of $345,000. Approximately $148.2 million of the increase in average interest-bearing checking accounts was attributable to the Colonial acquisition and Sun branch purchase. The average rate paid on certificates of deposit increased 8 basis points to 0.79% for the nine months ended September 30, 2015 from 0.71% for the nine months ended September 30, 2014 while the average balance of certificates of deposit increased $13.9 million, or 5.19%, to $282.4 million from $268.5 million for the same period, resulting in a combined interest expense increase of $239,000. The increase in average certificates of deposits results primarily from the addition of Colonial and Sun balances (approximately $62.1 million) partially offset by decreases in municipal and brokered certificates of deposit. The average balance of money market accounts increased $29.1 million (approximately $30.0 million attributable to the Colonial acquisition and Sun branch purchase) for the nine months ended September 30, 2015 compared to the same period in 2014 while the average interest rate increased 2 basis points resulting in a combined increase in interest expense totaling $71,000.

The average balance of borrowings decreased $18.3 million, or 13.40%, to $118.2 million for the nine months ended September 30, 2015 from $136.5 million for the nine months ended September 30, 2014, and the average cost of borrowings increased 23 basis points from 1.80% for the nine months ended September 30, 2014 to 2.02% for the nine months ended September 30, 2015.

Net Interest Income.   Net interest income increased $3.4 million to $12.2 million for the three months ended September 30, 2015 compared to $8.8 million for the three months ended September 30, 2014. The net interest margin decreased 16 basis points from 3.54% for the quarter ended September 30, 2014 to 3.37% for the quarter ended September 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 117.53% for the three months ended September 30, 2015, from 117.47% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net interest income increased $5.9 million to $32.7 million from $26.8 million for the nine months ended September 30, 2014. The net interest margin decreased 22 basis points from 3.61% for the nine months ended September 30, 2014 to 3.39% for the nine months ended September 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.57% for the nine months ended September 30, 2015, from 116.36% for the nine months ended September 30, 2014. Net interest income in both the three and nine months ended September 30, 2015 was impacted by the Colonial acquisition and the Sun branch purchase, as discussed in the interest income and interest expense sections above.

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

The loan loss provision for the third quarter of 2015 totaled $462,000 compared to $153,000 for the three months ended September 30, 2014. Loan charge-offs for the third quarter of 2015 totaled $839,000 compared to loan charge-offs for the third quarter of 2014 of $103,000. Loan loss recoveries for the third quarter of 2015 totaled $75,000 compared to $19,000 for the third quarter of 2014. The loan loss provision totaled $2.7 million and $2.5 million for the nine month periods ended September 30, 2015 and 2014, respectively. Loan charge-offs and write-downs on loans transferred to loans held for sale for the nine months ended September 30, 2015 totaled $2.2 million compared to loan charge-offs and write-downs on loans transferred to loans held for sale for the nine months ended September 30, 2014 of $2.3 million. Loan loss recoveries for the nine months ended September 30, 2015 totaled $140,000 compared to $299,000 for the nine months ended September 30, 2014. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) totaled 105.99% at September 30, 2015, a decrease from 113.67% at December 31, 2014. The amount of non-performing loans for which the full loss has been charged-off to total gross loans is 0.07%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 8.36%. The allowance for loan losses increased $625,000 or 6.66%, to $10.0 million at September 30, 2015, from $9.4 million at December 31, 2014. The ratio of our allowance for loan losses to total loans was 0.89% at September 30, 2015 compared to 1.20% of total loans at December 31, 2014. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at September 30, 2015 was an impairment reserve for TDRs in the amount of $181,000 compared to $192,000 at December 31, 2014.

Non-Interest Income. Non-interest income increased $1.0 million to $2.3 million for the three months ended September 30, 2015 from $1.3 million for the three months ended September 30, 2014 primarily resulting from the previously mentioned additional bargain purchase gain of $791,000 and increases in deposit fee income resulting from the inclusion of Colonial in the 2015 period. In addition to increases in deposit service fee income resulting from the Colonial acquisition, total service fee income was enhanced by increases in commercial loan fee income resulting from significant prepayment penalties. For the three months ended September 30, 2015 and 2014, total service fee income was $1.3 million and $760,000, respectively. For the nine months ended September 30, 2015, non-interest income increased $5.8 million to $11.2 million from $5.4 million for the nine months ended September 30, 2014 primarily resulting from the $6.7 million bargain purchase gain. Total service fee income was $3.1 million for the nine months ended September 30, 2015 compared to $2.1 million for the nine months ended September 30, 2014. The increase resulted from the inclusion of Colonial in the 2015 period and significant prepayment penalties on commercial loans. The nine months ended September 30, 2015 included net gains on sales of investment securities of $116,000 compared to $2.1 million for the same period in 2014. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sales of loans totaled $61,000 for the nine months ended September 30, 2015 compared to $424,000 for the same period in 2014, primarily resulting from a decrease of $359,000 in gains on the sale of Small Business Administration (“SBA”) loans. Other income for the nine months ended September 30, 2015 and 2014 included life insurance proceeds totaling $241,000 and $195,000, respectively, from bank owned life insurance.

Non-Interest Expense. Non-interest expense increased $2.4 million, or 32.92%, to $9.6 million for the three months ended September 30, 2015 from $7.2 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, non-interest expense increased $8.4 million, or 41.07%, to $28.8 million for the nine months ended September 30, 2015 from $20.4 million for the nine months ended September 30, 2014. The nine months ended September 30, 2015 and 2014 included merger related expenses resulting from the Colonial acquisition of $2.0 million and $386,000, respectively. Increases in most categories of non-interest expense reflect increased volume from the merger and integration of Colonial’s operations. Salaries and employee benefits increased $1.3 million and $3.1 million for the three and nine months ended September 30, 2015, respectively. OREO expenses increased $147,000 and $1.1 million for the three and nine months ended September 30, 2015, respectively, resulting from higher OREO write-downs in the 2015 periods. The increase in professional services for both periods resulted primarily from fees associated with the Hammonton branch acquisition, which totaled approximately $145,000.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended September 30, 2015 was $1.4 million compared to $1.0 million for the three months ended September 30, 2014 and was $2.2 million for the nine months ended September 30, 2015 compared to $3.6 million for the nine month period ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was 31.36% compared to 38.12% for the three months ended September 30, 2014. For the nine months ended September 30, 2015 the effective tax rate was 17.39% compared to 38.13% for the nine months ended September 30, 2014. The lower effective tax rate for the three and nine month periods ended September 30, 2015 reflects the increase in nontaxable income attributable to the $6.7 million bargain purchase gain associated with the Colonial Financial Services Inc. acquisition.

For more information about our income taxes, read Note 12, “Income Taxes,” in our 2014 Annual Report to Shareholders.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $34.3 million at September 30, 2015 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of September 30, 2015, the Company’s investment portfolio consisted of AFS securities with a fair market value of $260.9 million and HTM securities at amortized cost of $15.2 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $492.3 million, or 61.76%, during the first nine months of 2015 and comprised 92.52% of total liabilities at September 30, 2015, as compared to 84.88% at December 31, 2014. The increase in deposits primarily resulted from the Colonial and Sun transactions.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2015, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of September 30, 2015, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk based, CET I risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of September 30, 2015.

On October 19, 2015 the Company declared a cash dividend of $0.10 per common share to shareholders of record as of the close of business on November 2, 2015 to be paid on, or about, November 17, 2015.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(dollars in thousands)
September 30, 2015
Risk based capital ratios:
Tier I risk based capital	$136,690	11.92%	$68,804	6.00%	$91,738	8.00%
CET I risk-based capital	$136,690	11.92%	$51,603	4.50%	$74,537	6.50%
Total risk based capital	$146,944	12.82%	$91,697	8.00%	$114,621	10.00%
Tier I leverage ratio	$136,690	8.87%	$61,641	4.00%	$77,052	5.00%

December 31, 2014
Risk based capital ratios:
Tier I risk based capital	$104,519	13.34%	$31,340	4.00%	$47,010	6.00%
Total risk based capital	$113,995	14.55%	$62,678	8.00%	$78,347	10.00%
Tier I leverage ratio	$104,519	9.94%	$42,060	4.00%	$52,575	5.00%

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

Management reviews securities which are in a loss position for twelve months or longer, to determine if there is other-than-temporary impairment (OTTI). If the market value of the security is equal to or greater than 90% of the book value, no action will be taken. If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value, and document its findings. At September 30, 2015, there were no securities to be evaluated.

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

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. The effective tax rate for the three months ended September 30, 2015 was 31.36% compared to 38.12% for the three months ended September 30, 2014. For the nine month period ended September 30, 2015 the effective tax rate was 17.39% compared to 38.13% for the nine month period ended September 30, 2014. The lower effective tax rate for the three and nine month periods ended September 30, 2015 reflects the increase in nontaxable income attributable to the $6.7 million bargain purchase gain associated with the Colonial acquisition.

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

The table below sets forth, as of September 30, 2015, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$194,341	$(20,458)	-9.52%	$44,575	$(2,702)	-5.72%
+100	$208,514	$(6,285)	-2.93%	$46,016	$(1,261)	-2.67%
0	$214,799			$47,277
-100	$187,691	$(27,108)	-12.62%	$47,546	$269	0.57%
-200	$160,684	$(54,115)	-25.19%	$47,367	$90	0.19%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interes-earning assets and interest-bearing liabilities.

The table above indicates that at September 30, 2015, in the event of a 100 basis point increase in interest rates, we would experience a $1.3 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $269,000 increase in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

(c)

On July 20, 2015, the Company announced that the Board of Directors, pending regulatory approval, authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 707,841 shares of the Company’s issued and outsdtanding shares. During the third quarter of 2015, the Company repurchased a total of 537,660 shares of its common stock pursuant to the stock repurchase plan.

PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Numberof Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	-	$-	-	707,841
August 1, 2015 - August 31, 2015	54,501	$10.92	54,501	653,340
September 1, 2015 - September 30, 2015	483,159	$11.07	537,660	170,181
Total	537,660	$11.06	537,660

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

101

The following materials from Cape Bancorp, Inc.’s Quarterly Report on From 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2015 and September 30, 2014 (unaudited), (iii) the Consolidated Statements of Comprehensive Income Three and Nine Months Ended September 30 2015 and September 30, 2014 (unaudited), (iv) the Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2015 (unaudited) and Year Ended December 31, 2014, (v) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and September 30, 2014 (unaudited), and (vi) related Notes to Consolidated Financial Statements (unaudited).

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

CAPE BANCORP, INC.
Date: November 4, 2015	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer
Date: November 4, 2015	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer