Form 10-K
period 2015-12-31
Cape Bancorp, Inc.
filed 2016-03-15
CIK 1411303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

As of March 15, 2016 there were 13,540,875 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, was $126,647,000.

DOCUMENTS INCORPORATED BY REFERENCE

1. None.

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

On September 10, 2014, the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with Colonial Financial Services, Inc. (“Colonial”). The Agreement provided that, upon the terms and subject to the conditions set forth therein, Colonial would merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Thereafter, Colonial Bank, FSB, a wholly-owned subsidiary of Colonial, would merge with and into Cape Bank, with Cape Bank continuing as the surviving Bank. On April 1, 2015, the Company announced that it had successfully completed its acquisition of Colonial and Colonial Bank. At closing, two members of the Colonial Board of Directors, Gregory J. Facemyer and Hugh J. McCaffrey, were added to the Boards of Directors of Cape and Cape Bank.

At December 31, 2015, the Company had total assets of $1.602 billion compared to $1.080 billion at December 31, 2014. For the years ended December 31, 2015 and 2014, the Company had total revenues (interest income plus non-interest income) of $63.6 million and $47.3 million, respectively. Net income for the year ended December 31, 2015 totaled $12.2 million, or $0.97 per common share and $0.96 per fully diluted share, compared to $6.8 million, or $0.62 per common share and $0.61 per fully diluted share, for the year ended December 31, 2014. At December 31, 2015, the Company had total deposits of $1.313 billion and total stockholders’ equity of $168.4 million, compared to total deposits of $797.1 million and total stockholders’ equity of $140.9 million at December 31, 2014.

On January 5, 2016, the Company entered into a definitive agreement and plan of merger with OceanFirst Financial Corp. (“OceanFirst”) pursuant to which Cape Bancorp will merge with and into OceanFirst and Cape Bank will merge with and into OceanFirst Bank. The transaction is expected to close in the summer of 2016, subject to approval by the shareholders of each company, receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

Cape Bank

General

Cape Bank is a New Jersey chartered stock savings bank originally founded in 1923. We are a community bank focused on providing deposit and loan products to retail customers and to small and mid-sized businesses from our twenty-two full service branch offices (including the Hammonton, New Jersey branch location purchased on August 28, 2015 from Sun National Bank) located throughout Atlantic, Cape May, Cumberland and Gloucester counties in New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey, three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). We attract deposits from the general public and use those funds to originate a variety of loans, including commercial mortgages, commercial business loans, home equity loans and lines of credit (“HELOC”) and construction loans. Effective December 31, 2013, the Company exited the residential mortgage loan origination business which allowed for more resources to be focused on commercial lending. Our retail and business banking deposit products include checking accounts, money market accounts, savings accounts, and certificates of deposit with terms ranging from 30 days to 84 months. At December 31, 2015, 90.5% of our loan portfolio was secured by real estate and 66.2% of our portfolio was commercial related loans. We also maintain an investment portfolio.

We offer banking services to individuals and businesses predominantly located in our primary market area of Atlantic, Cape May, Cumberland and Gloucester counties in New Jersey and through our MDOs. Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2015, non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets decreased to 0.61% at December 31, 2015 from 1.25% at December 31, 2014, the Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at December 31, 2015 was 10%, an improvement from 17% at December 31, 2014, while non-performing loans as a percentage of total gross loans decreased to 0.57% at December 31, 2015 from 1.06% of total gross loans at December 31, 2014 as gross loans increased $394.4 million from December 31, 2014 levels due in large part to the Colonial acquisition. Loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. There were no HFS loans for the periods ended December 31, 2015 and December 31, 2014. The ratio of our allowance for loan losses to total gross loans decreased to 0.85% at December 31, 2015, from 1.20% at December 31, 2014, while the ratio of our allowance for loan losses to non-performing loans increased to 148.70% at December 31, 2015 from 113.67% at December 31, 2014. For the year ended December 31, 2015, loan charge-offs and write-downs on loans transferred to HFS totaled $2.4 million compared to loan charge-offs and write-downs on loans transferred to HFS of $3.3 million for the year ended December 31, 2014. Our total loan portfolio increased $394.4 million to $1.174 billion at December 31, 2015 from $779.9 million at December 31, 2014 primarily resulting from the Colonial acquisition and previously disclosed commercial loan portfolio purchase. Total net loans increased $394.8 million from $770.3 million at December 31, 2014 to $1.165 billion at December 31, 2015. Commercial loans increased $283.2 million to $776.9 million at December 31, 2015 from $493.7 million at December 31, 2014, while residential mortgage loans increased $90.5 million to $325.1 million at December 31, 2015 from $234.6 million at December 31, 2014 and consumer loans increased $27.2 million to $72.3 million at December 31, 2015 from $45.1 million at December 31, 2014. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs. Total deposits increased $516.3 million from $797.1 million at December 31, 2014 to $1.313 billion at December 31, 2015 primarily resulting from the Colonial and Sun branch acquisitions. Interest-bearing checking accounts increased $249.7 million, money market deposit accounts increased $69.9 million, savings accounts increased $75.8 million and non-interest bearing checking accounts increased $72.5 million. Certificates of deposit totaled $293.4 million, an increase of $48.5 million, or 19.80%, from the December 31, 2014 total of $244.9 million.

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

Market Area

Our primary market area consists of Atlantic, Cape May, Cumberland and Gloucester counties in New Jersey which includes communities along the barrier islands of the southern New Jersey shore and the mainland areas. While the economies along the New Jersey shore are more seasonal in nature, the mainland areas are comprised of year-round communities. The economy of our market area is impacted by the gaming industry, a variety of service businesses, vacation-related businesses concentrated along the coastal areas and, to a lesser degree, commercial fishing. In addition, nearby Atlantic City is a major tourist destination, centered around its large gaming industry, and is an important regional economic hub.

Our market area has been affected by the recession and the modest recovery. Unemployment in Atlantic and Cape May County was 7.3% and 12.3%, respectively, as of December 2015, as compared to 2014 levels of 11.3% and 12.7%, respectively. At December 31, 2015, the unemployment rate was 4.6% and 7.3% for Gloucester and Cumberland Counties, respectively. The national average unemployment rate at December 31, 2015 was 4.8%. The number of residential building permits issued increased significantly in Atlantic County and modestly in Cape May County from December 2014 to December 2015, as did the value of those permits. Median sale prices of single-family homes sold during the twelve month period ended December 2015 as compared to the twelve month period ended December 2014, declined in Atlantic, Cape May, Cumberland and Gloucester Counties. The number of homes sold during those same periods increased in Atlantic (40.1%), Cape May (2.9%), and Gloucester (7.0%) counties, but declined slightly in Cumberland County (-4.5%). The number of new listings increased in Atlantic (19.6%), Gloucester County (1.8%), and Cumberland (25.7%), but declined in Cape May County (-9.9%).

The gaming industry is a significant economic force in our market and has already suffered a serious decline in revenues due to the economy and increased regional competition. The Atlantic City casino industry has experienced mixed results through the first three quarters of 2015.

Industry Total Revenue and Combined Sales declined by 11.6% for the nine month period ended September 30, 2015 compared to the same period in 2014. However, Current Operators’ Total Revenue and Combined Sales increased by 2.6% for the nine month period ended September 30, 2015 compared to the same period in 2014.

All of the remaining eight casino hotels reported increases in gross operating profit for the nine months ended September 30, 2015 compared to the same period in 2014, with increases ranging from 41% to 182%.

Occupancy rates in the casino hotels increased to 83.0% for the nine months ended September 30, 2015 compared to 81.5% for the same period ended September 30, 2014.

Gaming employment declined slightly year over year, December 2014 to December 2015, decreasing by 1,202 positions or 4.8%.

Competition from neighboring states continues to have a significant impact on Atlantic City casinos. Pennsylvania now has 12 operating casinos, while Delaware has three and concerns exist within New Jersey that casinos may be permitted to operate outside of Atlantic City, or more specifically, within the sports complex area located in northern New Jersey. Investment within Atlantic City during 2015 has been limited to Caesar’s Entertainment Corporation’s Harrah’s Waterfront Conference Center and the purchase of the Revel by a Florida based real estate developer. Recent developments have included the potential for the State of New Jersey taking a significant role in the operating of the City of Atlantic City as it manages through significant financial challenges.

Notwithstanding the recession, the year-round residency has remained relatively unchanged in our market area from 2010 to 2015. Median household income for the four counties that make up Cape’s market were as follows for 2015: Atlantic County $53,452, Cape May County $61,414, Cumberland County $45,449 and Gloucester County $73,904. For the State of New Jersey, median household income during 2015 was $72,173.

Competition

We face significant competition in attracting deposits and originating loans. Our most direct competition for deposits historically has come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than Cape Bank and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 11.6% of the deposits in Cape May County, which was the 4th largest market share out of the 12 financial institutions with offices in Cape May County, and we held approximately 8.5% of the deposits in Atlantic County, which was the 5th largest market share of the 16 financial institutions with offices in Atlantic County. In Cumberland County, we held approximately 18.3% of the deposits, which was the largest market share of the 12 financial institutions in Cumberland County, and we held approximately 1.5% of the deposits in Gloucester County, which ranked 14th of the 24 financial institutions with offices in Gloucester County.

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

Lending Activities

We currently offer a variety of loans, including commercial mortgages, commercial loans, home equity loans and lines of credit, and construction loans. Our commercial mortgage loan portfolio at December 31, 2015, comprised 52.8% of our total loan portfolio, which was greater than any other loan category.

Loans are presented in Management’s Discussion and analysis according to type of loan utilized for management reporting purposes, whereas certain disclosures within Note 5 – Loans Receivable are presented in accordance with FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated. The increases in all loan categories from December 31, 2014 to December 31, 2015 primarily result from the Colonial acquisition.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(dollars in thousands)
Real estate loans:
Commercial mortgage	$619,902	52.8%	$423,214	54.3%	$419,554	53.0%	$383,650	53.0%	$374,252	51.4%
Residential mortgage	325,087	27.7%	234,561	30.1%	250,698	31.8%	235,921	32.6%	252,513	34.6%
Construction	43,105	3.6%	19,399	2.5%	10,852	1.4%	1,765	0.2%	12,378	1.7%
Home equity loans and lines of credit	71,320	6.1%	44,312	5.6%	43,468	5.5%	45,258	6.2%	47,237	6.5%
Commercial business loans	113,898	9.7%	57,660	7.4%	64,250	8.2%	56,589	7.8%	41,827	5.7%
Other consumer loans	984	0.1%	769	0.1%	977	0.1%	1,317	0.2%	1,023	0.1%
Total loans	$1,174,296	100.0%	$779,915	100.0%	$789,799	100.0%	$724,500	100.0%	$729,230	100.0%

Less:
Allowance for loan losses	9,989		9,387		9,330		9,852		12,653
Deferred loan fees, net	(737)		239		342		252		236
Total loans, net	$1,165,044		$770,289		$780,127		$714,396		$716,341

Loan Portfolio Maturities and Yields. The following tables summarize the scheduled maturities of our loan portfolio at December 31, 2015 and December 31, 2014. Demand loans, loans having no stated repayment schedule at maturity and overdraft loans are reported as being due in one year or less. Maturities are based on final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization. The year-over-year increase in all loan categories primarily results from the Colonial acquisition.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
At December 31, 2015	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2016	$28,525	5.18%	$691	5.02%	$20,027	3.71%	$509	5.89%
2017	58,969	4.73%	461	5.47%	10,485	3.48%	952	5.00%
2018	71,090	4.16%	2,081	4.93%	12,510	3.17%	1,893	5.09%
2019 to 2020	133,211	4.26%	2,469	5.05%	83	3.08%	4,810	6.17%
2021 to 2025	149,037	4.26%	23,646	4.66%	-	0.00%	20,228	4.50%
2026 to 2030	46,111	4.73%	52,024	4.07%	-	0.00%	30,679	3.52%
2031 to 2033	33,147	5.23%	19,422	4.78%	-	0.00%	3,968	3.66%
2034 to 2036	25,066	5.25%	26,539	5.53%	-	0.00%	6,828	3.73%
2037 to 2038	28,823	5.15%	29,737	5.19%	-	0.00%	57	5.50%
2039 to 2040	41,242	4.72%	21,339	4.57%	-	0.00%	19	3.50%
2041 to 2043	2,866	4.75%	116,650	3.94%	-	0.00%	1,162	3.63%
2044 and beyond	1,398	4.25%	30,028	4.37%	-	0.00%	215	5.09%
Total	$619,485	4.54%	$325,087	4.41%	$43,105	3.50%	$71,320	4.09%

	Commercial Business Loans		Other Consumer Loans (1)		PCI Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2016	$47,123	4.01%	$304	6.99%	$389	2.94%	$97,568	4.31%
2017	3,731	4.42%	105	8.38%	-	0.00%	74,703	4.55%
2018	5,341	4.12%	39	5.11%	-	0.00%	92,954	4.06%
2019 to 2020	16,382	4.04%	4	4.74%	-	0.00%	156,959	4.31%
2021 to 2025	29,612	3.20%	16	7.18%	28	10.25%	222,567	4.18%
2026 to 2030	6,585	3.18%	516	12.91%	-	0.00%	135,915	4.16%
2031 to 2033	1,777	3.78%	-	0.00%	-	0.00%	58,314	4.93%
2034 to 2036	369	5.57%	-	0.00%	-	0.00%	58,802	5.20%
2037 to 2038	-	0.00%	-	0.00%	-	0.00%	58,617	5.17%
2039 to 2040	2,978	3.95%	-	0.00%	-	0.00%	65,578	4.64%
2041 to 2043	-	0.00%	-	0.00%	-	0.00%	120,678	3.96%
2044 and beyond	-	0.00%	-	0.00%	-	0.00%	31,641	4.37%
Total	$113,898	3.77%	$984	10.16%	$417	3.43%	$1,174,296	4.37%

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Home Equity Loans and Lines of Credit
At December 31, 2014	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2015	$9,886	5.83%	$887	4.84%	$17,710	3.50%	$344	3.29%
2016	11,001	5.68%	190	6.12%	1,689	3.56%	263	5.04%
2017	54,124	4.75%	927	5.72%	-	0.00%	765	4.62%
2018 to 2019	91,360	4.65%	3,629	4.71%	-	0.00%	3,023	4.38%
2020 to 2024	91,277	4.54%	14,592	4.63%	-	0.00%	13,351	4.98%
2025 to 2029	30,867	5.71%	32,299	4.03%	-	0.00%	23,677	3.77%
2030 to 2032	29,304	5.84%	5,760	4.79%	-	0.00%	851	4.26%
2033 to 2035	41,388	5.49%	20,753	4.58%	-	0.00%	1,851	4.47%
2036 to 2037	11,025	5.88%	6,399	5.22%	-	0.00%	-	0.00%
2038 to 2039	39,957	5.64%	22,964	4.86%	-	0.00%	-	0.00%
2040 to 2042	10,110	4.77%	67,128	4.44%	-	0.00%	-	0.00%
2043 and beyond	2,915	4.75%	59,033	3.86%	-	0.00%	187	5.50%
Total	$423,214	5.06%	$234,561	4.34%	$19,399	3.51%	$44,312	4.24%

	Commercial Business Loans		Other Consumer Loans (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due During the Years Ending December 31,
2015	$33,586	3.91%	$343	0.12%	$62,756	4.09%
2016	1,635	5.57%	-	0.00%	14,778	5.42%
2017	4,422	5.18%	-	0.00%	60,238	4.79%
2018 to 2019	7,187	4.71%	-	0.00%	105,199	4.65%
2020 to 2024	4,723	3.68%	-	0.00%	123,943	4.57%
2025 to 2029	5,792	2.86%	426	3.52%	93,061	4.45%
2030 to 2032	140	4.17%	-	0.00%	36,055	5.63%
2033 to 2035	175	7.25%	-	0.00%	64,167	5.17%
2036 to 2037	-	0.00%	-	0.00%	17,424	5.64%
2038 to 2039	-	0.00%	-	0.00%	62,921	5.36%
2040 to 2042	-	0.00%	-	0.00%	77,238	4.48%
2043 and beyond	-	0.00%	-	0.00%	62,135	3.91%
Total	$57,660	4.04%	$769	2.00%	$779,915	4.68%

(1)      Includes overdrawn DDA accounts.

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2015 and December 31, 2014 that are contractually due within one year and after one year.

	At December 31, 2015
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$1,831	$41,109	$42,940	$26,694	$549,851	$576,545	$619,485
Residential mortgage	669	289,043	289,712	22	35,353	35,375	325,087
Construction	6,297	83	6,380	13,730	22,995	36,725	43,105
Home equity loans and lines of credit	399	33,709	34,108	110	37,102	37,212	71,320
Commercial business loans	1,589	48,970	50,559	45,534	17,805	63,339	113,898
Other consumer loans	98	164	262	206	516	722	984
PCI loans	389	28	417	-	-	-	417
Total	$11,272	$413,106	$424,378	$86,296	$663,622	$749,918	$1,174,296

	At December 31, 2014
	Fixed Rate			Adjustable Rate
	Due Within	Due After		Due Within	Due After		Total
	One Year	One Year	Total	One Year	One Year	Total	Loans
	(in thousands)
Real estate loans:
Commercial mortgage	$2,963	$25,510	$28,473	$6,923	$387,818	$394,741	$423,214
Residential mortgage	877	199,554	200,431	10	34,120	34,130	234,561
Construction	7,649	-	7,649	10,061	1,689	11,750	19,399
Home equity loans and lines of credit	44	15,025	15,069	300	28,943	29,243	44,312
Commercial business loans	3,823	18,519	22,342	29,763	5,555	35,318	57,660
Other consumer loans	340	-	340	3	426	429	769
Total	$15,696	$258,608	$274,304	$47,060	$458,551	$505,611	$779,915

The following table sets forth fixed and adjustable rate loans at December 31, 2015 and at December 31, 2014 as a percentage of the total loan portfolio.

	Percentage of Total Loan Portfolio
	At December 31, 2015
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$42,940	3.7%	$576,545	49.1%	$619,485
Residential mortgage	289,712	24.7%	35,375	3.0%	325,087
Construction	6,380	0.5%	36,725	3.1%	43,105
Home equity loans and lines of credit	34,108	2.9%	37,212	3.2%	71,320
Commercial business loans	50,559	4.3%	63,339	5.4%	113,898
Other consumer loans	262	0.0%	722	0.1%	984
PCI loans	417	0.0%	-	0.0%	417
Total	$424,378	36.1%	$749,918	63.9%	$1,174,296

	Percentage of Total Loan Portfolio
	At December 31, 2014
	(dollars in thousands)
		Percent		Percent
	Fixed	of Total	Adjustable	of Total
	Rate	Loans	Rate	Loans	Total
Real estate loans:
Commercial mortgage	$28,473	3.7%	$394,741	50.6%	$423,214
Residential mortgage	200,431	25.7%	34,130	4.4%	234,561
Construction	7,649	1.0%	11,750	1.5%	19,399
Home equity loans and lines of credit	15,069	1.9%	29,243	3.7%	44,312
Commercial business loans	22,342	2.9%	35,318	4.5%	57,660
Other consumer loans	340	0.0%	429	0.1%	769
Total	$274,304	35.2%	$505,611	64.8%	$779,915

The Bank’s fixed rate loans increased as a percentage of total loans to 36.1% at December 31, 2015 from 35.2% at December 31, 2014. During the past two years, while market interest rates fell to historically low levels, we were able to maintain a net interest margin of 3.39% and 3.58% for 2015 and 2014, respectively. This decrease in the net interest margin during 2015 resulted from a decrease of 26 basis points in the yield on interest-earning assets partially offset by an 8 basis point decrease in the cost of interest-bearing liabilities. Based on our interest rate risk modeling, when market interest rates rise our net interest income will be negatively affected based on the assumptions used in our analysis located in the section within this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

The following table sets forth fixed and adjustable rate loans at December 31, 2015 maturing within ten years, twenty years and over twenty years as a percentage of the total loan portfolio.

	Fixed Rate at December 31, 2015
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$25,983	2.2%	$4,602	0.4%	$12,355	1.1%	$42,940
Residential mortgage	28,709	2.5%	83,304	7.1%	177,699	15.1%	289,712
Construction	6,380	0.5%	-	0.0%	-	0.0%	6,380
Home equity loans and lines of credit	15,963	1.4%	18,020	1.5%	125	0.0%	34,108
Commercial business loans	44,832	3.8%	5,727	0.5%	-	0.0%	50,559
Other consumer loans	262	0.0%	-	0.0%	-	0.0%	262
PCI loans	417	0.0%	-	0.0%	-	0.0%	417
Total loans	$122,546	10.4%	$111,653	9.5%	$190,179	16.2%	$424,378

	Adjustable Rate at December 31, 2015
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$414,849	35.3%	$96,777	8.2%	$64,919	5.6%	$576,545
Residential mortgage	639	0.1%	6,018	0.5%	28,718	2.4%	35,375
Construction	36,725	3.1%	-	0.0%	-	0.0%	36,725
Home equity loans and lines of credit	12,429	1.1%	23,044	2.0%	1,739	0.1%	37,212
Commercial business loans	57,357	4.9%	3,004	0.2%	2,978	0.3%	63,339
Other consumer loans	206	0.0%	516	0.1%	-	0.0%	722
PCI loans	-	0.0%	-	0.0%	-	0.0%	-
Total loans	$522,205	44.5%	$129,359	11.0%	$98,354	8.4%	$749,918

	Total Loans at December 31, 2015
	(dollars in thousands)
		Percent	Ten to	Percent	Over	Percent
	Within	of Total	Twenty	of Total	Twenty	of Total
	Ten Years	Loans	Years	Loans	Years	Loans	Total
Real estate loans:
Commercial mortgage	$440,832	37.5%	$101,379	8.6%	$77,274	6.7%	$619,485
Residential mortgage	29,348	2.6%	89,322	7.6%	206,417	17.5%	325,087
Construction	43,105	3.6%	-	0.0%	-	0.0%	43,105
Home equity loans and lines of credit	28,392	2.5%	41,064	3.5%	1,864	0.1%	71,320
Commercial business loans	102,189	8.7%	8,731	0.7%	2,978	0.3%	113,898
Other consumer loans	468	0.0%	516	0.1%	-	0.0%	984
PCI loans	417	0.0%	-	0.0%	-	0.0%	417
Total loans	$644,751	54.9%	$241,012	20.5%	$288,533	24.6%	$1,174,296

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

      Fixed rate long-term loans present interest rate risk to the Bank and may constrain net income in a rising interest rate environment. The magnitude of this long-term risk associated with fixed rate long-term loans is factored into our Management of Market Risk analysis provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.” The Bank’s Cumulative Gap Analysis with assumptions results in the Bank being liability sensitive through 5 years.

The following table indicates our commercial loan portfolio concentrations sorted by the North American Industry Classification System (NAICS) code as of December 31, 2015.

Commercial Loan Concentrations
December 31, 2015

Real Estate and Rental and Leasing	47.7%
Accommodation and Food Services	12.9%
Retail Trade	8.0%
Health Care and Social Assistance	6.5%
Construction	5.1%
Professional, Scientific, Technical and Information Services	3.7%
Arts, Entertainment and Recreation	2.9%
Other Services	2.7%
Administrative, Educational and Support Services	2.5%
Wholesale Trade	2.3%
Manufacturing	2.2%
Agriculture, Forestry, Fishing and Hunting	1.7%
Transportation and Warehousing	1.2%
Finance and Insurance	0.6%
100.0%

Commercial Mortgage Loans. At December 31, 2015, commercial mortgage loans totaled $619.9 million, or 52.8%, of our total loan portfolio, which was greater than any other loan category, including one-to-four family residential mortgage loans. Commercial mortgage loans totaled $423.2 million, or 54.3%, of the total loan portfolio at December 31, 2014.

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

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and cash flow. Repayments of loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than residential mortgage loans. See “Risk Factors—Our Emphasis on Commercial Real Estate and Commercial Business Loans May Continue to Expose the Bank to Increased Lending Risks.” To monitor cash flows on income-producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls where applicable. In reaching a decision whether to make a commercial mortgage loan, we consider and review a cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property.

An environmental report from a third party is obtained on all commercial real estate loans up to $1 million. Loans in excess of $1 million may require a Phase I or Phase II analysis when the possibility exists that hazardous materials may have existed on the site, or the site may have been affected by adjoining properties that handled hazardous materials. It is the practice of the Company for commercial real estate loans, to obtain appraisals for the collateral securing the loan at origination and when the loan has become 90 days delinquent or if information is obtained indicating insufficient cash flow to support the loan. For these collateral dependent loans an FASB ASC Topic No. 310 Receivables analysis is performed and any resulting collateral shortfall is charged-off to the allowance for loan losses. It is not the Company’s practice to test collateral value to loan balance for loans that are performing consistent with contractual terms, or are less than 90 days delinquent, as the value of collateral does not necessarily affect the repayment capacity of the borrower.

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

At December 31, 2015, 9 commercial mortgage loans totaling $1.3 million were 30 days or more delinquent and 3 of such commercial mortgage loans totaling $399,000 were more than 90 days or more delinquent. By comparison, at December 31, 2014, 16 commercial mortgage loans totaling $7.1 million were 30 days or more delinquent with 13 of such commercial mortgage loans totaling $5.9 million being more than 90 days delinquent.

One-to-Four Family Residential Mortgage Loans. At December 31, 2015, one-to-four family residential mortgage loans totaled $325.1 million, or 27.7%, of our total loan portfolio compared to $234.6 million, or 30.1%, of the total loan portfolio at December 31, 2014. This increase resulted primarily from the Colonial acquisition.

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

The following table indicates the amount and percent of residential mortgage loans that are single family and multi-family as of December 31, 2015 and 2014.

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Single Family Mortgage Loans	$308,521	94.9%	$221,156	94.3%
Multi-Family Mortgage Loans	16,566	5.1%	13,405	5.7%
Total	$325,087	100.0%	$234,561	100.0%

The following table segregates loans with original loan-to-value ratios greater than 80% and less than 80%.

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Loan to Value greater than 80% (1)	$12,004	3.7%	$5,136	2.2%
Loan to Value less than or equal to 80%	313,083	96.3%	229,425	97.8%
Total Residential Mortgage Loans	$325,087	100.0%	$234,561	100.0%

(1) All loans with an original loan-to-value greater than 80% were single family loans for both periods presented.

Commercial Business Loans. At December 31, 2015, commercial business loans totaled $113.9 million, or 9.7%, of our total loan portfolio compared to $57.7 million, or 7.4%, of the total loan portfolio at December 31, 2014.

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

Construction Loans. Construction loans totaled $43.1 million, or 3.6%, of our total loan portfolio at December 31, 2015 compared to $19.4 million, or 2.5%, of the total loan portfolio at December 31, 2014.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit totaled $71.3 million, or 6.1%, of the total loan portfolio at December 31, 2015 compared to $44.3 million, or 5.6%, of the total loan portfolio at December 31, 2014.

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

Other Consumer Loans. Other consumer loans totaled $984,000, or 0.1%, of our total loan portfolio at December 31, 2015 compared to $769,000, or 0.1%, of the total loan portfolio at December 31, 2014.

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

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources, including direct calling on commercial prospects, existing customers, advertising, and referrals from customers and walk-in traffic. From time to time, we will participate in loans originated by other banks to supplement our loan portfolio. During 2015, the Bank participated in loans originated by other banks and at December 31, 2015 the balance of these participations totaled $28.0 million. During 2014, we participated in loans originated by other banks and, at December 31, 2014, the balance of these participations totaled $5.0 million. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. Cape Bank services loans for other financial institutions, which generally consists of collecting loan payments, disbursing payments to investors and, where necessary, instituting foreclosure proceedings. A loan servicing asset of approximately $152,000 and $167,000 as of December 31, 2015 and December 31, 2014, respectively, was recorded relating to the servicing of loans for others, and is included in other assets on our balance sheet.

Loan Underwriting. The Company adheres to underwriting guidelines that provide for continuity and completeness of process and are summarized as follows: a comprehensive and thorough review of (i) the financial information of applicant(s) and any guarantor(s), including current and historical balance sheet and income data, (at least two  years), balance sheet and income projections, when appropriate, and credit checks; (ii) collateral valuation, including appraisals (based on regulatory requirements) on real estate-based loans; (iii) loan terms, pricing and covenants appropriate to risk; (iv) a review of the character and integrity of the borrower, including interviews with the proposed borrower if warranted, and (v) analysis of relevant industry data. We also review the purpose of a proposed loan which assists the Company in determining the terms of such loan, i.e. short-term notes should not be utilized to finance long-term investments or capital expenditures.

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

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures recommended by management and reviewed and approved by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the type of loan, whether the loan is secured or unsecured and the officer’s position and experience. Individuals have joint authority up to assigned levels. The Management Loan Committee (“MLC”) approves loans for borrowing relationships up to $5.0 million, the Directors Loan Committee (“DLC”) approves loans for borrowing relationships over $5.0 million and the Bank’s Board of Directors approves loans for borrowing relationships over $12.0 million if there are no policy exceptions, or $10.0 million if there are policy exceptions, after review and approval by the MLC and DLC. All loans extended to Regulation O defined parties are approved by the Bank’s Board of Directors.

Loans-to-One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of total capital funds. At December 31, 2015, our regulatory limit on loans-to-one borrower was $22.0 million. At that date, our largest lending relationship was $12.8 million, consisting of 3 loans and secured by commercial real estate. At December 31, 2015 these loans were performing in accordance with their terms.

Loan Commitments. The Bank issues commitments to make loans conditioned upon the occurrence of certain events. Generally, our loan commitments expire after 60 days. At December 31, 2015, the reserve for unfunded commitments totaled $89,000.

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

At December 31, 2015, non-performing loans totaled $6.7 million, or 0.57% of total gross loans compared to $8.3 million, or 1.06%, of total gross loans at December 31, 2014.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Non-accrual loans:
Real estate loans: (1)
Commercial mortgage	$2,392	$6,238	$5,230	$14,162	$16,506
Residential mortgage	3,348	745	807	2,487	2,672
Construction	-	-	-	-	4,324
Home equity and line of credit	391	171	350	413	516
Commercial business loans	-	703	498	681	1,398
Other consumer loans	-	-	-	-	-
PCI loans	417	-	-	-	-

Total non-accrual loans	6,548	7,857	6,885	17,743	25,416

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial mortgage	-	-	-	-	-
Residential mortgage	101	171	347	1,056	1,866
Construction	-	-	-	141	-
Home equity and line of credit	68	230	111	429	167
Commercial business loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Total loans 90 days and still accruing	169	401	458	1,626	2,033

Total non-performing loans	6,717	8,258	7,343	19,369	27,449

Other real estate owned	3,063	5,279	7,449	7,221	8,354

Non-accrual investment securities	-	-	-	564	393

Total non-performing assets	$9,780	$13,537	$14,792	$27,154	$36,196

Performing TDRs	$2,829	$4,855	$3,452	$3,538	$10,840

Ratios:
Non-performing loans to total loans	0.57%	1.06%	0.93%	2.67%	3.77%
Non-performing assets to total assets	0.61%	1.25%	1.35%	2.61%	3.38%

(1) December 31, 2015 includes $306,000 in commercial mortgage TDRs and $750,000 in residential mortgage TDRs.

For the years ended December 31, 2015, 2014 and 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $384,000, $368,000 and $719,000, respectively. Income recorded for such loans was $188,000, $321,000 and $290,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2015
Real estate loans:
Commercial mortgage	3	$281	2	$366	5	$647
Residential mortgage	7	932	18	2,668	25	3,600
Construction	-	-	-	-	-	-
Home equity loans and lines of credit	1	150	8	459	9	609
Commercial business loans	-	-	-	-	-	-
Other consumer loans	2	4	-	-	2	4
PCI loans	-	-	1	33	1	33
Total	13	$1,367	29	$3,526	42	$4,893

At December 31, 2014
Real estate loans:
Commercial mortgage	2	$402	13	$5,925	15	$6,327
Residential mortgage	5	253	8	830	13	1,083
Construction	-	-	-	-	-	-
Home equity loans and lines of credit	3	182	7	401	10	583
Commercial business loans	-	-	5	703	5	703
Other consumer loans	-	-	-	-	-	-
Total	10	$837	33	$7,859	43	$8,696

At December 31, 2013
Real estate loans:
Commercial mortgage	6	$1,468	10	$4,561	16	$6,029
Residential mortgage	4	589	12	1,154	16	1,743
Construction	-	-	-	-	-	-
Home equity loans and lines of credit	4	192	6	461	10	653
Commercial business loans	-	-	4	498	4	498
Other consumer loans	1	7	-	-	1	7
Total	15	$2,256	32	$6,674	47	$8,930

At December 31, 2012
Real estate loans:
Commercial mortgage	2	$633	25	$7,795	27	$8,428
Residential mortgage	4	253	26	3,543	30	3,796
Construction	-	-	1	141	1	141
Home equity loans and lines of credit	3	195	13	842	16	1,037
Commercial business loans	1	87	5	594	6	681
Other consumer loans	2	24	-	-	2	24
Total	12	$1,192	70	$12,915	82	$14,107

At December 31, 2011
Real estate loans:
Commercial mortgage	2	$1,363	34	$15,464	36	$16,827
Residential mortgage	5	673	33	4,538	38	5,211
Construction	-	-	4	4,324	4	4,324
Home equity loans and lines of credit	1	95	12	683	13	778
Commercial business loans	-	-	15	1,398	15	1,398
Other consumer loans	-	-	-	-	-	-
Total	8	$2,131	98	$26,407	106	$28,538

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

For homogeneous loan portfolios, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous portfolios at December 31, 2015 and December 31, 2014 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan portfolios at December 31, 2015 and December 31, 2014 is presented in the recorded investment in nonaccrual loans.

Our classified assets total includes $6.7 million and $8.3 million of non-performing loans at December 31, 2015 and 2014, respectively.

Other Real Estate Owned (“OREO”). Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned and is initially recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed. At December 31, 2015, the Company had $3.1 million in OREO compared to $5.3 million at December 31, 2014.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management deems appropriate to cover probable incurred losses. In determining the level to be maintained, management considers the losses inherent in our loan portfolio and changes in the type and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2015 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. The economic information located within the Market Area section of this report was considered by management and used as a factor in our analysis of determining the adequacy of our general allowance for loan losses.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Balance at beginning of year	$9,387	$9,330	$9,852	$12,653	$12,538

Charge-offs:
Real estate loans:
Commercial mortgage	(358)	(841)	(2,085)	(5,989)	(9,143)
Residential mortgage	(867)	(107)	(205)	(450)	(423)
Construction	-	-	-	(602)	(2,517)
Home equity loans and lines of credit	(111)	(100)	(109)	(171)	(393)
Commercial business loans	(287)	(435)	(106)	(245)	(3,124)
Other consumer loans	(61)	(63)	(40)	(33)	(62)
Total charge-offs	(1,684)	(1,546)	(2,545)	(7,490)	(15,662)

Recoveries:
Real estate loans:
Commercial mortgage	200	245	205	182	96
Residential mortgage	10	50	-	-	23
Construction	-	-	-	11	9
Home equity loans and lines of credit	49	3	1	5	8
Commercial business loans	61	54	19	4	59
Other consumer loans	19	27	28	26	26
Total recoveries	339	379	253	228	221

Net (charge-offs) recoveries	(1,345)	(1,167)	(2,292)	(7,262)	(15,441)

Write-downs on transfers to HFS	(728)	(1,790)	(241)	-	(4,051)
Provision for loan losses	2,675	3,014	2,011	4,461	19,607

Balance at end of year	$9,989	$9,387	$9,330	$9,852	$12,653

Ratios:
Net charge-offs to average loans outstanding	0.20%	0.38%	0.34%	0.99%	2.01%
Allowance for loan losses to non-performing loans at end of year	148.70%	113.67%	127.05%	50.86%	46.10%
Allowance for loan losses to total loans at end of year	0.85%	1.20%	1.18%	1.36%	1.74%

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

	At December 31,
	2015		2014		2013
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$6,336	63.4%	$5,859	64.8%	$6,744	76.4%
Residential mortgage	1,473	14.7%	1,550	17.2%	865	9.8%
Construction	396	4.0%	138	1.5%	227	2.6%
Home equity loans and lines of credit	327	3.3%	288	3.2%	160	1.8%
Commercial business loans	1,438	14.4%	1,191	13.2%	830	9.4%
Other consumer loans	19	0.2%	11	0.1%	4	0.0%
Total allocated allowance	9,989	100.0%	9,037	100.0%	8,830	100.0%
Unallocated	-		350		500
Total	$9,989		$9,387		$9,330

	At December 31,
	2012		2011
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial mortgage	$6,691	72.6%	$8,208	71.3%
Residential mortgage	1,300	14.1%	1,909	16.5%
Construction	58	0.6%	744	6.4%
Home equity loans and lines of credit	249	2.7%	349	3.0%
Commercial business loans	902	9.8%	312	2.7%
Other consumer loans	17	0.2%	16	0.1%
Total allocated allowance	9,217	100.0%	11,538	100.0%
Unallocated	635		1,115
Total	$9,852		$12,653

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

At December 31, 2015, our investment portfolio, excluding Federal Home Loan Bank stock, totaled $278.2 million and consisted of mortgage-backed securities (including collateralized mortgage obligations), U.S. Government and agency securities (including securities issued by U.S. Government sponsored enterprises), municipal bonds, corporate bonds, collateralized debt obligations, and equity securities. At December 31, 2015, investment securities consisted of $263.9 million classified as available-for-sale (“AFS”) and $14.3 million classified as held-to-maturity (“HTM”). Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, $7.6 million of agency securities were transferred from available-for-sale to held-to-maturity at fair value which the Bank has the ability and positive intent to hold to maturity. No comparable transfer of available-for-sale securities was made during fiscal year 2015.

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

Municipal Securities. We invest in municipal bonds issued by counties, cities, school districts and utility authorities; primarily general obligation and some revenue bonds. Our policy allows us to purchase such securities rated “A-” or higher. No more than 20% of our investment portfolio can be invested in obligations of local or municipal entities without approval of our Board of Directors. As of December 31, 2015, our municipal securities portfolio consisted of issuers within the State of New Jersey in the amount of $2.5 million and issuers within other states consisted of $23.3 million.

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

Collateralized Mortgage Obligations. Collateralized Mortgage Obligations (“CMOs”) are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. All of our CMOs are backed by U.S. Government agencies or Government sponsored enterprises.

Collateralized Debt Obligations. In December 2013, the Company sold its remaining portion of Collateralized Debt Obligations (“CDOs”) that had a book balance of greater than zero. As of December 31, 2013, the remaining 11 CDOs owned by the Bank, all of which had a book balance of zero, were backed by trust preferred securities principally issued by bank holding companies. All of the CDO securities had below investment grade credit ratings and were not at risk for further OTTI charges. During 2013, there was no additional OTTI charge to earnings. On February 27, 2014, the Company sold the remaining CDOs having a book balance of zero resulting in a pre-tax gain of $1.9 million. See Note 4—Investment Securities of the Notes to Consolidated Financial Statements for more information related to our CDO portfolio.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$55,163	$54,875	$39,978	$39,434	$53,951	$51,606
Corporate bonds	42,221	42,093	23,836	23,778	13,059	13,079
Municipal bonds	17,449	17,596	8,288	8,317	6,090	6,178
Total debt securities	$114,833	$114,564	$72,102	$71,529	$73,100	$70,863

Equity securities:
CRA Qualified and Asset Mgmt Funds	$8,891	$8,613	$5,000	$4,817	$5,000	$4,700
Total equity securities	$8,891	$8,613	$5,000	$4,817	$5,000	$4,700

Mortgage-backed securities:
SBA loan pools	$9,985	$9,929	$-	$-	$-	$-
GNMA pass-through certificates	5,819	5,804	2,103	2,216	3,424	3,554
FHLMC pass-through certificates	12,855	12,792	3,464	3,458	5,101	5,004
FNMA pass-through certificates	28,401	28,208	9,729	9,746	14,596	14,264
Collateralized mortgage obligations	85,381	84,031	56,757	56,022	60,686	58,781
Total mortgage-backed securities	$142,441	$140,764	$72,053	$71,442	$83,807	$81,603

Total securities available-for-sale	$266,165	$263,941	$149,155	$147,788	$161,907	$157,166

Investment securities held-to-maturity
Debt securities
U.S. Government and agency obligations	$5,967	$5,857	$7,859	$7,598	$-	$-
Municipal bonds	8,331	8,457	10,065	10,148	9,102	8,906
Total debt securities	$14,298	$14,314	$17,924	$17,746	$9,102	$8,906
Total securities held-to-maturity	$14,298	$14,314	$17,924	$17,746	$9,102	$8,906

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis, which as of December 31, 2015 was 1.82%.

	One Year or Less		More than One Year		More than Five Years		More than Ten Years		Total Securities
December 31, 2015	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency obligations	$-	-	$47,179	1.70%	$7,984	1.95%	$-	-	$55,163	$54,875	1.73%
Corporate bonds	4,045	1.14%	26,615	1.84%	11,561	3.64%	-	-	42,221	42,093	2.27%
Municipal bonds	413	1.53%	5,371	1.45%	11,665	1.97%	-	-	17,449	17,596	1.80%

Mortgage-backed securities:
GNMA pass-through certificates	-	-	-	-	-	-	5,819	2.21%	5,819	5,804	2.21%
FHLMC pass-through certificates	-	-	-	-	29	3.05%	12,826	2.30%	12,855	12,792	2.31%
FNMA pass-through certificates	2	5.41%	209	3.21%	88	1.56%	28,102	2.39%	28,401	28,208	2.39%
SBA pass-through certificates	-	-	-	-	-	-	9,985	1.91%	9,985	9,929	1.91%
Collateralized mortgage obligations	-	-	2,214	1.64%	1,328	1.77%	81,839	1.91%	85,381	84,031	1.90%

Total investment securities available-for-sale with stated maturities	$4,460	1.18%	$81,588	1.73%	$32,655	2.55%	$138,571	2.05%	$257,274	$255,328	2.00%

Equity securities:
CRA Qualified and Asset Mgmt Investment Funds	-	-	-	-	-	-	-	-	8,891	8,613	1.98%
Total investment securities available-for-sale	$4,460	1.18%	$81,588	1.73%	$32,655	2.55%	$138,571	2.05%	$266,165	$263,941	2.00%

Investment securities held-to-maturity
Debt securities:
Agencies	$-	-	$4,000	1.52%	$1,967	2.12%	$-	-	$5,967	$5,857	1.72%
Municipal bonds	-	-	3,719	1.86%	4,612	2.53%	-	-	8,331	8,457	2.23%
Total investment securities held-to-maturity	$-	-	$7,719	1.68%	$6,579	2.41%	$-	-	$14,298	$14,314	2.02%

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. We obtain deposits within our market area primarily by offering a broad selection of deposit accounts, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts and money market accounts, savings accounts and certificates of deposit. Included in interest-bearing demand deposits at December 31, 2015 were balances from a variety of local municipal relationships totaling $87.8 million, or 6.7%, of total deposits. At December 31, 2015, we had $32.7 million of brokered deposits, or 2.5%, of our total deposits. Included in the brokered deposits were $6.0 million of reciprocal certificates of deposits offered under the Certificate of Deposit Account Registry Service ® (“CDARS”), a program in which Cape Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the year ended December 31,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)

Non-interest bearing	$138,788	11.9%	n/a	$87,018	10.8%	n/a
Savings accounts	160,744	13.8%	0.08%	94,290	11.7%	0.06%
Interest-bearing and money market	581,829	49.9%	0.23%	357,698	44.5%	0.20%
Certificates of deposit	284,799	24.4%	0.78%	265,569	33.0%	0.74%

Total deposits	$1,166,160	100.0%	0.32%	$804,575	100.0%	0.34%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

			At December 31,
			2015	2014	2013
			(in thousands)
Interest Rate
Less than 2.00%			$262,571	$222,255	$242,589
2.00%	-	2.99%	26,208	22,049	23,941
3.00%	-	3.99%	4,599	627	2,658
4.00%	-	4.99%	-	-	-
Total			$293,378	$244,931	$269,188

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2015.

			Period to Maturity at December 31, 2015
			Less Than or Equal to a Year	More Than One to Two Years	More Than Two to Three Years	More Than Three to Four Years	More Than Four Years	Total
			(in thousands)
Interest Rate
Less than 2.00%			$180,782	$39,672	$17,511	$9,898	$14,708	$262,571
2.00%	-	2.99%	22,259	2,312	1,481	156	-	26,208
3.00%	-	3.99%	1,268	3,318	-	-	13	4,599
Total			$204,309	$45,302	$18,992	$10,054	$14,721	$293,378

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $43.4 million. The following table sets forth the maturity of these certificates as of December 31, 2015.

At December 31, 2015
(in thousands)
Maturities
Three months or less	$25,446
Over three months through six months	949
Over six months through one year	8,686
Over one year to three years	6,068
Over three years	2,253
Total	$43,402

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

Our borrowings consist of advances from the Federal Home Loan Bank of New York totaling $101.0 million at December 31, 2015. Additionally, we had $10.0 million in repurchase agreements through another party at December 31, 2015. At December 31, 2015, we had access to additional Federal Home Loan Bank advances of up to $68.4 million based on our unused qualifying collateral available to support such advances. Access to these funds in the future assumes that the Federal Home Loan Bank’s evaluation of our creditworthiness will not change. In addition, we have access to funding of $8.5 million through the discount window at the Federal Reserve Bank of Philadelphia based on qualifying collateral that has been pledged to support such borrowings. Also, at December 31, 2015, we have a $10.0 million unsecured line of credit with Atlantic Community Bankers Bank. The following table sets forth information concerning balances and interest rates on all of our borrowings at the dates and for the period indicated.

	2015
	FHLB	Repurchase	Other
	Borrowings	Agreements	Borrowings	Total
	(dollars in thousands)

Average daily balance during the year	$100,823	$9,964	$82	$110,869
Average interest rate during the year	1.89%	4.38%	0.76%	2.12%
Maximum month-end balance during the year	$180,833	$9,960	$10,000	$200,793
Weighted average interest rate at year-end	1.90%	4.15%	0.00%	2.09%

Personnel

As of December 31, 2015, we had 230 full-time employees and 47 part-time employees, or 259 full-time equivalent employees, none of whom is represented by a collective bargaining unit. This compares to 153 full-time employees and 46 part-time employees, or 178 full-time equivalent employees at December 31, 2014. We believe we have a good relationship with our employees.

SUPERVISION AND REGULATION

General

Federal law allows a state savings bank that qualifies as a “qualified thrift lender”, such as Cape Bank, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such an election results in the Company being regulated as a savings and loan holding company rather than as bank holding company, by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). At the time of its mutual-to-stock conversion, Cape Bank elected to be treated as a savings association under the applicable provisions of the HOLA. During 2015, the boards of Cape Bancorp and Cape Bank determined that changes in law and regulation no longer made the savings and loan holding company structure most advantageous. Cape Bank therefore went through the process of revoking its prior election (effective December 30, 2015) and Cape Bancorp is now regulated as a bank holding company under the Bank Holding Company Act. As a bank holding company, the Company is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the Federal Reserve Board. Cape Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

Cape Bank is a New Jersey-chartered stock savings bank, and its deposit accounts are insured up to applicable limits by the FDIC. Cape Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as its chartering authority, and by the FDIC, as the Bank’s deposit insurer and primary federal regulator. Cape Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Cape Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the New Jersey Department of Banking and Insurance (the “Department”), the FDIC, the Federal Reserve Board, the SEC or the U.S. Congress, could have a material adverse impact on Cape Bancorp, Cape Bank and our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions. The Dodd-Frank Act eliminated the Office of Thrift Supervision (the “OTS”). Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, the agency primarily responsible for the regulation and supervision of national banks. The transfer of regulatory functions took place on July 21, 2011. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, including Cape Bancorp, was transferred from the OTS to the Federal Reserve Board, which also supervises bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Cape Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the CFPB.

In addition to eliminating the OTS and creating the CFPB, the Dodd-Frank Act, among other things, changed the way that institutions are assessed for deposit insurance, required originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and established a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act have been subject to delayed effective dates and/or rulemaking processes prior to implementation. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Cape Bank and Cape Bancorp.

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

Loan-to-One Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s total capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Cape Bank currently complies with applicable loans-to-one borrower limitations.

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

Federal Banking Regulation

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

Federal Home Loan Bank System. Cape Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Cape Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2015, Cape Bank was in compliance with this requirement.

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

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” institutions are subject to various restrictions, such as on dividends and growth. They must also file an acceptable capital restoration plan that must be guaranteed by any controlling holding company in an amount up to the lesser of 5% of the institution’s assets or the amount of capital needed to achieve compliance with capital standards. Various other supervisory restrictions may apply to “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” institutions, including, but not limited to, growth and dividend restrictions.. The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 basis points of an institution’s total assets less tangible equity.

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

Loans to Insiders. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans to one borrower limit applicable to national banks, which is comparable to the loans to one borrower limit applicable to Cape Bank. See “—New Jersey Banking Regulation—Loans to One Borrower Limitation.” Aggregate loans by a bank to all insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed $100,000. Federal regulation also requires that any proposed loan to an insider or an insider’s related interest be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider his or her related interests, would exceed either (i) $500,000 or (ii) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders.

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

Holding Company Regulation

General. In December 2015, Cape Bancorp’s changed status from that of a savings and loan holding company to that of a bank holding company through the Bank’s revocation of a prior election. Cape Bancorp is now subject to examination, regulation, and periodic reporting as a bank holding company under the Bank Holding Company Act of 1956, as amended. By virtue of this change in regulatory scheme, the previously applicable requirement that the Bank comply with the Qualified Thrift Lender Test, which required that a specified percentage of assets be in primarily residential mortgage-related investments, was eliminated.

As a bank holding company, Cape Bancorp is required to obtain prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any other bank or bank holding company. Prior Federal Reserve Board approval is required for Cape Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in nonbanking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain circumstances; (vi) making investments in corporations or projects designed primarily to promote community welfare and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Company has not elected to become a financial holding company.

The Federal Reserve Board has adopted consolidated regulatory capital requirements that are generally applicable to bank holding companies with $1.0 billion or more in consolidated assets. The Dodd-Frank Act required the Federal Reserve Board to revise its holding company capital requirements so that they are no less stringent, quantitatively and in terms of components of capital, than those applicable to the subsidiary depository institutions themselves. The previously discussed final rule which revised regulatory capital requirements for depository institutions also implemented the Dodd-Frank requirements for holding companies, effective January 1, 2015. Bank holding companies of $1.0 billion or more in consolidated assets are now subject to regulatory capital requirements that are identical to those applicable to the institutions themselves. As is the case with the institution-level requirements, the capital conservation buffer is being phased in from 2016 to 2019.

The Federal Reserve Board’s policies require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

The status of the Company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Acquisitions and Control. Federal law prohibits a bank holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of any company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire banks, the Federal Reserve Board must consider factors such as the financial and managerial resources and future prospects of the bank involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, the effectiveness of each parties’ anti-money laundering program and competitive factors.

Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a bank holding company under certain circumstances, such as where a bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, which is the case with Cape Bancorp. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

The pending Merger and related transactions involving the merger of the Company with and into OceanFirst Financial Corp. and the subsequent merger of Cape Bank with and into OceanFirst Bank are not certain to occur. Failure to comply with terms of the Merger Agreement in the interim prior to closing of the Merger could adversely affect our business. If the Merger and related transactions do not occur, our business, results of operations and our stock price could be materially adversely affected.

On January 5, 2016, the Company announced that it had entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, OceanFirst Financial Corp. (“OceanFirst”), a Delaware corporation and the parent company of OceanFirst Bank, and Justice Merger Sub Corp. (“Merger Sub”), a Maryland corporation and the wholly-owned subsidiary of OceanFirst. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter the Company will merge with and into OceanFirst, with OceanFirst as the surviving entity (the “Merger”). It is anticipated that immediately after the Merger, Cape Bank will merge with and into OceanFirst Bank, a federal savings bank, with OceanFirst Bank as the surviving bank.

Consummation of the Merger is subject to the satisfaction of a number of conditions, including but not limited to: (i) approval of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock; (ii) approval of the issuance of OceanFirst common stock in connection with the consummation of the Merger by the affirmative vote of a majority of the total votes cast by holders of OceanFirst common stock; (iii) the receipt of all required regulatory approvals and non-objections; and (iii) the non-occurrence of any event that has a “material adverse effect” on the Company or OceanFirst and their respective subsidiaries. Assuming the satisfaction of such conditions, it is currently expected that the Merger will become effective in the summer of 2016. However, external factors that are beyond the control of the Company, such as the failure by the Company or OceanFirst to obtain stockholder approval, regulatory approval or non-objection, could cause a delay or inability of the Company to consummate the Merger or the other related transactions.

As a result of the pending Merger: (i) the attention of management and employees could be diverted from day-to-day operations as they focus on matters relating to the integration of Cape Bank’s operations with those of OceanFirst Bank; (ii) the restrictions and limitations on the conduct of the Company’s business pending the Merger and other related transactions could disrupt or otherwise adversely affect our business and relationships with our customers, and could not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) the Company’s ability to retain its existing employees could be adversely affected due to the uncertainties created by the Merger; and (iv) the Company’s ability to maintain existing customer relationships, or to establish new ones, could be adversely affected. Any delay in consummating the Merger could exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger and/or related transactions will become effective. If the Merger and related transactions do not become effective because conditions to closing are not satisfied, or because one or all of the parties terminate the Merger Agreement, the following adverse effects are possible: (i) the Company’s stockholders will not receive the merger consideration described in the Company’s Form 8-K filed January 7, 2016; (ii) the Company’s stock price could decline; (iii) the Company’s business could be adversely affected; (iv) the Company will have incurred significant transaction costs related to negotiating and working towards the Merger; and (v) under certain circumstances, the Company could be obligated to pay OceanFirst a termination fee of $7.2 million. For further information regarding the Merger and the Merger Agreement, see the Company’s Form 8-K filed with the SEC on January 7, 2016.

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

Short term interest rates have been maintained at very low levels since the recession by the Federal Reserve Open Market Committee (“FOMC”). The FOMC raised rates in the December 2015 meeting and added commentary that future increases may occur during 2016 if economic conditions warrant such changes. Both the timing of any increase and the magnitude of such increase is unknown and adds uncertainty to the bank’s business plan as it relates to key decisions which include the pricing of assets and their projected duration.

Increased rates could have a significant impact on the Bank’s net interest income. The section, “Net Interest Income Analysis” relays the negative results of a rate increase illustrated under standard financial models. We evaluate interest rate sensitivity by estimating the change in Cape bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the difference of discounted present values of expected cash flows from assets and liabilities. At December 31, 2015, in the event of an immediate 100 basis point increase in interest rates, we would experience a 4.6% decrease in net portfolio value and a $1.6 million decrease in net interest income. Interest rate decreases during the last year have been the primary cause of the effective duration of the portfolio decreasing from 3.65 years as of December 31, 2014 to 2.80 years as of December 31, 2015. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates can affect the average life of loans and mortgage-backed and related securities. Historically low residential mortgage rates over the recent past may significantly increase the average life of residential mortgage loans as borrowers would be incented to keep low rate mortgages in a rising interest rate environment. Rising rates may dampen the demand for loans from both the consumer and commercial customer as the economy adjusts to higher interest costs. Rising rates would also reduce the value of securities held in the Bank’s investment portfolio. Generally, the value of fixed income securities moves inversely with changes in interest rates. At December 31, 2014, the fair value of our AFS investment securities totaled $263.9 million and the amortized cost of such securities was $266.2 million. The fair value of our HTM securities totaled $14.3 million and the amortized cost of such securities was $14.3 million. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

Should rates rise, management would take steps to mitigate the loss of income by lengthening the term of liabilities and borrowings, and shortening the average life of assets. We would also work to increase higher yielding assets. Such steps could fail through poor execution or inaccurate timing.

 A Breach of Information Security Could Negatively Affect Our Earnings.

Cape Bank relies on electronic and digital systems and networks throughout all phases of the Bank’s operations. Data processing involving the core operating systems, accounting systems, communication systems that link both employees and the Bank with customers and regulators, reporting and analytical tools used in daily management, are all examples of key systems routinely employed in operations. In addition, we rely on the services of a variety of vendors to meet these needs illustrate that vulnerabilities often reside outside systems in our complete control. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control. Both the Bank’s internal systems and those of our vendors could be compromised by viruses, malware, power outages, and cyber attacks. Despite the fact that the Bank has instituted controls and protections such as firewalls, information can be lost or misappropriated. Such issues could result in financial losses, disruption of services to our customers, and significant damage to the Bank’s reputation. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Continue to Expose Us to Increased Credit Risks.

At December 31, 2015, $619.9 million, or 52.8% or our loan portfolio consisted of commercial real estate loans and represented the largest percentage of our loan portfolio. Residential mortgage loans totaled $325.1 million, or 27.7% of the total loan portfolio at December 31, 2015. In addition, at December 31, 2015, $113.9 million, or 9.7% of our loan portfolio consisted of commercial business loans. Effective December 31, 2013, the Bank exited the residential mortgage loan origination business.

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

Our Concentration of Loans in Our Legacy Shore Market Area May Increase Our Risk.

Cape has moved westward from our traditional markets but the general economic conditions in the southern New Jersey shore communities have a significant influence on the Bank’s success. Over the past four years, the Bank has successfully grown outside of the legacy market which has mitigated but not eliminated this risk. A significant decline in general economic condition caused by inflation, recession, unemployment, or poor summer seasonal weather could adversely affect our financial condition. Further, the gaming industry has declined as a result of competition in neighboring states which has impacted unemployment, related industries, and real estate values. There are no indications that this industry will return to its former economic strength.

We Are Subject to Extensive Regulatory Oversight That Could Limit Our Operations, Products and Services, and Make Regulatory Compliance Expensive.

The Company and its subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. Under Dodd-Frank, the structure of bank regulation was changed and the Consumer Financial Protection Bureau (“CFPB”) was created resulting in more extensive regulation over consumer financial products is anticipated. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place meet every aspect of current regulation. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

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

Changes in the Value of Goodwill and Intangible Assets Could Reduce Our Earnings.

We are required by U.S. generally accepted accounting principles to test goodwill and other intangible assets for impairment at least annually. Testing for impairment of goodwill and intangible assets involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2015, if our goodwill and intangible assets were fully impaired and we were required to charge-off all of our goodwill and intangible assets, the pro-forma reduction to our net income would be approximately $1.95 per fully diluted share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company currently conducts business from its twenty-two full service branch offices located in Atlantic, Cape May, Cumberland and Gloucester counties, New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey 08210, three MDOs located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). At December 31, 2015, the aggregate net book value of premises and equipment was $28.6 million. With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space and/or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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

Our common stock began trading on the NASDAQ Stock Market under the symbol “CBNJ” on February 1, 2008, and the per share closing price of one share of the Company’s common stock on that date was $10.05. The approximate number of shareholders of the Company’s common stock as of February 29, 2016 was 1,251. In 2015, we declared quarterly dividends of $0.06 per common share in the first two quarters and $0.10 per share in each of the third and fourth quarters. Although we currently pay quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Economic factors could cause our Board of Directors to eliminate or reduce the amount of frequency of cash dividends paid on our common stock.

The following graph represents $100 invested in our common stock on December 31, 2010. The graph illustrates the comparison of the cumulative total returns on the common stock of the Company with (a) the cumulative total return on stocks included in the NASDAQ Composite Index; and (b) the cumulative total return on stocks included in the SNL Mid-Atlantic Thrift Index.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Cape Bancorp, Inc.	100.00	92.35	102.84	122.96	116.68	158.87
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Mid-Atlantic Thrift Index	100.00	77.15	92.71	120.57	127.71	141.18

The following table sets forth the range of high and low bid information for the Company’s common stock as reported on NASDAQ for the period beginning January 1, 2014 and ending December 31, 2015. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	2015		2014
	High	Low	High	Low
First Quarter	$9.65	$8.50	$11.18	$9.35
Second Quarter	$9.83	$8.79	$11.16	$10.05
Third Quarter	$12.47	$9.11	$10.80	$9.08
Fourth Quarter	$13.29	$10.67	$9.58	$8.79

(a) No equity securities were sold during the year ended December 31, 2015 that were not registered under the Securities Act.

(b) Not applicable.

(c) On July 20, 2015, the Company announced that the Board of Directors, pending regulatory approval, authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 707,841 shares of the Company’s issued and outstanding shares. Between October 1, 2015 and December 31, 2015, the Company repurchased a total of 86,275 shares of its common stock at an average price of $12.61 per share, pursuant to the stock repurchase plan.

PURCHASES OF EQUITY SECURITIES
					Total Number
					of Shares
			Total		Purchased as	Maximum Number
			Number of	Average	Part of Publicly	of Shares that May Yet
			Shares	Price Paid	Announced Plans	Be Purchased Under
Period			Purchased	per Share	or Programs	the Plans or Programs
October 1, 2015	-	October 31, 2015	65,122	$12.56	602,782	105,059
November 1, 2015	-	November 30, 2015	19,552	$12.77	622,334	85,507
December 1, 2015	-	December 31, 2015	1,601	$12.76	623,935	83,906
	Total		86,275	$12.61	623,935

ITEM 6.     SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of Cape Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cape Bancorp and related notes included elsewhere in this Annual Report.

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,601,985	$1,079,894	$1,092,879	$1,040,798	$1,071,128
Cash and cash equivalents	$20,498	$31,472	$24,861	$24,228	$25,475
Investment securities available for sale, at fair value	$263,941	$147,788	$157,166	$170,857	$190,714
Investment securities held to maturity	$14,298	$17,924	$9,102	$-	$-
Loans held for sale	$-	$-	$1,814	$8,795	$7,657
Loans, net	$1,165,044	$770,289	$780,127	$714,396	$716,341
Federal Home Loan Bank of New York stock, at cost	$6,354	$7,053	$7,747	$5,775	$7,533
Bank owned life insurance	$47,238	$31,305	$31,177	$30,226	$29,249
Deposits	$1,313,381	$797,056	$798,422	$784,591	$774,403
Borrowings	$110,979	$136,342	$143,935	$97,965	$144,019
Total stockholders' equity	$168,381	$140,878	$140,427	$150,826	$145,719

	Years ended December 31,
	2015	2014	2013	2012	2011
			(in thousands)
Selected Operating Data:
Interest income	$51,075	$40,635	$41,041	$43,684	$46,467
Interest expense	6,023	5,208	5,292	8,204	11,611
Net interest income	45,052	35,427	35,749	35,480	34,856
Provision for loan losses	2,675	3,014	2,011	4,461	19,607
Net interest income after provision for loan losses	42,377	32,413	33,738	31,019	15,249
Non-interest income	12,476	6,651	5,966	7,814	5,311
Non-interest expense	39,059	28,027	29,922	31,622	30,928
Income (loss) before income tax expense	15,794	11,037	9,782	7,211	(10,368)
Income tax expense (benefit)	3,639	4,253	4,231	2,655	(18,355)
Net income	$12,155	$6,784	$5,551	$4,556	$7,987

	At or for the years ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.84%	0.62%	0.53%	0.43%	0.75%
Return on equity (ratio of net income to average equity)	7.37%	4.80%	3.80%	3.05%	5.61%
Earnings (loss) per share - fully diluted	$0.96	$0.61	$0.46	$0.37	$0.64
Average interest rate spread (1)	3.31%	3.49%	3.66%	3.61%	3.42%
Net interest margin (2)	3.39%	3.58%	3.76%	3.75%	3.60%
Efficiency ratio	69.11%	66.45%	70.47%	71.68%	72.93%
Non-interest expense to average total assets	2.43%	2.44%	2.85%	3.01%	2.90%
Average interest-earning assets to average interest-bearing liabilities	116.84%	116.60%	117.78%	116.52%	114.71%

Asset Quality Ratios:
Non-performing assets to total assets	0.61%	1.25%	1.35%	2.61%	3.38%
Non-performing loans to total loans	0.57%	1.06%	0.93%	2.67%	3.77%
Allowance for loan losses to non-performing loans	148.70%	113.67%	127.05%	50.86%	46.10%
Allowance for loan losses to total loans	0.85%	1.20%	1.18%	1.36%	1.74%

Capital Ratios:
Total capital (to risk-weighted assets)	11.91%	14.55%	14.29%	15.36%	13.82%
Tier I capital (to risk-weighted assets)	11.06%	13.34%	13.07%	14.11%	12.57%
Common Equity Tier I captial (to risk-weighted assets)	11.06%	-	-	-	-
Tier I capital (to average assets)	8.59%	9.94%	9.53%	10.35%	9.15%
Equity to assets	10.51%	13.06%	12.85%	14.49%	13.60%

Other Data:
Number of full service offices	22	14	14	15	16
Full time equivalent employees	259	178	190	193	191

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average earning assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview/Business Strategy

Cape Bank was organized in 1923. Over the years, we have expanded primarily through internal growth. On January 31, 2008, we completed our mutual-to-stock conversion and initial public stock offering, and our acquisition of Boardwalk Bancorp and Boardwalk Bank. The merger resulted in a well-capitalized community oriented bank with a significant commercial loan presence and an experienced executive management team. For the three years prior to the merger, both banks had experienced strong asset quality and financial performance. The severe economic recession affected the merged financial institution as a whole, as well as the loan portfolios of each of the constituent banks to the merger. At December 31, 2015, we had total assets of $1.602 billion.

On September 10, 2014, the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with Colonial Financial Services, Inc. (“Colonial”). The Agreement provided that, upon the terms and subject to the conditions set forth therein, Colonial would merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Thereafter, Colonial Bank, FSB, a wholly-owned subsidiary of Colonial, would merge with and into Cape Bank, with Cape Bank continuing as the surviving Bank. On April 1, 2015, the Company announced that it had successfully completed its acquisition of Colonial and Colonial Bank. At closing, two members of the Colonial Board of Directors, Gregory J. Facemyer and Hugh J. McCaffrey, were added to the Boards of Directors of Cape and Cape Bank.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. More specifically, we offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial and consumer loans. Our customers consist primarily of individuals and small and mid-sized businesses. At December 31, 2015, our retail market area primarily included the area surrounding our 22 offices located in Atlantic, Cape May, Cumberland and Gloucester Counties, New Jersey.

On January 5, 2016, the Company entered into a definitive agreement and plan of merger with OceanFirst pursuant to which Cape Bancorp will merge with and into OceanFirst and Cape Bank will merge with and into OceanFirst Bank. The transaction is expected to close in the summer of 2016, subject to approval by the shareholders of each company, receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

In the interim, Cape Bank will focus on:

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

Securities that are in a loss position for 12 months or longer are reviewed to determine if there is other-than-temporary impairment (OTTI). If the market value of the security is equal to or greater than 90% of the book value, no action will be taken. If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value and document the findings. At December 31, 2015, there were no securities to be evaluated.

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

The Company’s total assets at December 31, 2015 totaled $1.602 billion, an increase of $522.0 million, or 48.35%, from the December 31, 2014 level of $1.080 billion primarily resulting from the Colonial acquisition.

Cash and cash equivalents decreased $11.0 million, or 34.87%, to $20.5 million at December 31, 2015 from $31.5 million at December 31, 2014. Interest-bearing time deposits decreased $1.4 million or 14.44%, to $8.2 million at December 31, 2015 from $9.5 million at December 31, 2014. The Company invests in time deposits of other banks generally for terms ranging from one to two years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total gross loans increased $394.4 million, or 50.57%, to $1.174 billion at December 31, 2015 from $779.9 million at December 31, 2014 primarily resulting from the Colonial acquisition and previously disclosed commercial loan portfolio purchase. Total net loans increased $394.8 million from $770.3 million at December 31, 2014 to $1.165 billion at December 31, 2015. The increase primarily results from the Colonial acquisition. Commercial loans increased $283.2 million to $776.9 million at December 31, 2015 from $493.7 million at December 31, 2014, while residential mortgage loans increased $90.5 million to $325.1 million at December 31, 2015 from $234.6 million at December 31, 2014 and consumer loans increased $27.2 million to $72.3 million at December 31, 2015 from $45.1 million at December 31, 2014. The allowance for loan losses increased $602,000 and totaled 0.85% of gross loans at December 31, 2015, compared to 1.20% at December 31, 2014. Excluding the Colonial and Sun branch loans for which there is no allowance at December 31, 2015 because of the fair value mark taken on the dates of acquisition, the allowance represents 1.05% of total gross loans on the remainder of the portfolio. Delinquent loans decreased $3.54 million to $8.22 million, or 0.70% of total gross loans at December 31, 2015 from $11.76 million, or 1.51% of total loans at December 31, 2014. Total delinquent loans by loan portfolio category at December 31, 2015 were $5.8 million of residential mortgages, $1.3 million of commercial mortgages, and $1.1 million of home equity loans. Delinquent loan balances by number of days delinquent were: 30 to 59 days – $3.3 million; 60 to 89 days – $1.4 million; and 90 days and greater – $3.5 million. Of these stated delinquencies, the Company had $169,000 of loans that were 90 days or more delinquent and still accruing (4 residential mortgage loans for $101,000 and 3 consumer loans for $68,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At December 31, 2015, the Company had $6.7 million in non-performing loans, or 0.57% of total loans, compared to $8.3 million, or 1.06% of total loans, at December 31, 2014. Non-performing loans do not include loans held for sale. There were no loans held for sale at December 31, 2015 and December 31, 2014. Included in non-performing loans are troubled debt restructurings totaling $1.1 million and $819,000 at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, non-performing loans by loan portfolio category were as follows: $2.8 million of commercial mortgage loans; $3.4 million of residential mortgage loans; and $459,000 of home equity loans. Loan charge-offs and write-downs on loans transferred to held for sale for the year ended December 31, 2015 totaled $2.4 million. Loans transferred to OREO during 2015 totaled $2.7 million.

At December 31, 2015, non-performing commercial loans had collateral type concentrations of $597,000 (4 loans or 21%) secured by retail stores; $131,000 (2 loans or 5%) secured by residential, duplex and multi-family properties; $1.4 million (7 loans or 49%) secured by commercial buildings and equipment; and $716,000 (1 loan or 25%) secured by restaurant properties. The three largest relationships in this category of non-performing loans are $716,000, $435,000, and $366,000.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified. For 2016, we will continue to aggressively manage all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities increased $112.5 million, or 67.90%, to $278.2 million at December 31, 2015 from $165.7 million at December 31, 2014, primarily resulting from the Colonial acquisition. At December 31, 2015, AFS securities totaled $263.9 million and HTM securities totaled $14.3 million. At December 31, 2014, AFS securities totaled $147.8 million and HTM securities totaled $17.9 million. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified $7.6 million of its AFS securities as HTM, as these securities may be particularly susceptible to changes in fair value in the near term, as a result of market volatility. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation securities (“CDOs”) with a book value of zero, resulting in $1.9 million gain.

Total deposits increased $516.3 million, or 64.78%, to $1.313 billion at December 31, 2015, from $797.0 million at December 31, 2014 primarily resulting from the acquisitions of Colonial and the Sun branch. At December 31, 2015, core deposits totaled $1.017 billion which represented an increase of $467.2 million, or 84.92%, from the December 31, 2014 level of $550.1 million. Interest-bearing checking accounts increased $249.7 million, money market deposit accounts increased $69.9 million, savings accounts increased $75.8 million and non-interest bearing checking accounts increased $71.8 million. Certificates of deposit totaled $293.4 million, an increase of $48.5 million, or 19.78%, from the December 31, 2014 total of $244.9 million.

Total borrowings decreased $25.4 million, or 18.60%, to $110.9 million at December 31, 2015 from $136.3 million at December 31, 2014. This primarily resulted from a decrease in the Federal Home Loan Bank (“FHLB”) fixed rate advances totaling $29.0 million partially offset by an increase in FHLB overnight borrowing of $2.6 million. At December 31, 2015, our borrowings to assets ratio decreased to 6.93% at December 31, 2015 from 12.63% at December 31, 2014 primarily resulting from the increase in assets related to the Colonial acquisition. Borrowings to total liabilities decreased to 7.74% at December 31, 2015 from 14.52% at December 31, 2014.

Cape Bancorp’s total stockholders’ equity increased $27.5 million, or 19.52%, to $168.4 million, resulting primarily from increases in common stock and additional paid-in capital resulting from the Colonial acquisition and a net increase in retained earnings of $8.1 million (net income less dividends declared). These increases were partially offset by a $7.4 million decrease primarily resulting from the Company’s stock repurchase program. At December 31, 2015, tangible stockholders’ equity totaled $143.4 million or 9.09% of tangible assets compared to $118.0 million, or 11.16% of tangible assets at December 31, 2014. At December 31, 2015, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common Equity Tier 1, Tier I Risk-Based Capital and Total Risk-Based Capital were 8.59%, 11.06%, 11.06 and 11.91%, respectively, all of which exceed well capitalized status.

 Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. The Company recorded net income of $12.2 million, or $0.97 per common share and $0.96 per fully diluted share for the year ended December 31, 2015 compared to net income of $6.8 million, or $0.62 per common share and $0.61 per fully diluted share for the year ended December 31, 2014. The increase was the result of a $9.6 million increase in net interest income, a $5.8 million increase in non-interest income, a $339,000 decrease in the loan loss provision and a $614,000 decrease in income tax expense, offset by an increase of $11.0 million in non-interest expense which included $2.3 million in merger related expenses related to the Colonial acquisition and pending OceanFirst merger. The results were most significantly impacted by the acquisition of Colonial on April 1, 2015, which resulted in a $6.5 million bargain purchase gain included in non-interest income. The bargain purchase gain is excluded from taxable income. Additional increases in non-interest income and non-interest expense generally reflect the inclusion of Colonial and the consolidation of operations effective April 1, 2015.

Details of the changes in the various components of net income are further discussed below.

Interest Income. Interest income increased $10.5 million or 25.69%, to $51.1 million for the year ended December 31, 2015, from $40.6 million for the year ended December 31, 2014. The increase consists of a $9.4 million increase in interest income on loans and a $1.0 million increase in interest income on investment securities. Average loan balances for the year ended December 31, 2015 increased $248.0 million, or 31.60%, to $1.033 billion from $784.9 million for the year ended December 31, 2014. The increase in the average loan balance reflects the addition of approximately $184.2 million of average loan balances resulting from the Colonial acquisition and Sun branch purchase, and approximately $78.9 million of average loan balances from the commercial loan portfolio purchase. However, the average yield on loans declined 22 basis points to 4.49% for the year ended December 31, 2015 compared to 4.71% for the year ended December 31, 2014, reflecting a lower interest rate environment. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms approximated $384,000 for the year ended December 31, 2015 compared to $368,000 for the year ended December 31, 2014.

The average balance of the investment portfolio increased $80.6 million, or 44.30%, to $262.6 million for the year ended December 31, 2015 from $182.0 million for the year ended December 31, 2014 primarily resulting from the addition of the Colonial portfolio less securities sold to fund the loan purchase. The average yield on the investment portfolio decreased 21 basis points to 1.74% for the year ended December 31, 2015 from 1.95% for the year ended December 31, 2014. The decline in the investment portfolio yield is largely due to the impact of reinvesting proceeds from calls, maturities and principal repayments of higher yielding securities into securities that have lower coupon rates and the addition of the lower yielding Colonial portfolio.

Interest Expense. Interest expense increased $815,000, or 15.65%, to $6.0 million for the year ended December 31, 2015, from $5.2 million for the year ended December 31, 2014. The increase resulted primarily from increased balances from the Colonial acquisition and Sun branch purchase.

Interest expense on certificates of deposit increased $261,000, or 13.35%, to $2.2 million for the year ended December 31, 2015, from $2.0 million for the year ended December 31, 2014. The average rate paid on certificates of deposit increased 4 basis points to 0.78% for the year ended December 31, 2015, from 0.74% for the year ended December 31, 2014 and the average balance of certificates of deposit increased $19.2 million, or 7.24% to $284.8 million for the year ended December 31, 2015, from $265.6 million for the year ended December 31, 2014. Interest expense on interest-bearing demand accounts increased $488,000, or 122.31%, from $399,000 for the year ended December 31, 2014 to $887,000 for the year ended December 31, 2015. The average balance of interest-bearing demand accounts increased $186.6 million, or 83.93%, to $408.9 million for the year ended December 31, 2015 from $222.3 million for the year ended December 31, 2014. Approximately $176.8 million of the increase in average interest-bearing checking accounts was attributable to the Colonial acquisition and Sun branch purchase. The average rate paid on interest-bearing demand accounts increased 4 basis points to 0.22% for the year ended December 31, 2015 from 0.18% for the year ended December 31, 2014. Interest expense on savings accounts increased $68,000 to $121,000 for the year ended December 31, 2015, from $53,000 for the year ended December 31, 2014. The average rate paid on savings deposits increased 2 basis points to 0.08% for the year ended December 31, 2015 from 0.06% for the year ended December 31, 2014, while the average balance of savings accounts increased $66.5 million, or 70.48%, to $160.8 million for the year ended December 31, 2015 from $94.3 million for the year ended December 31, 2014 primarily as a result of the Colonial acquisition and the Sun branch purchase. Interest expense on money market accounts increased $105,000 to $451,000 for the year ended December 31, 2015 from $346,000 for the year ended December 31, 2014. The average rate paid on money market accounts remained flat at 0.26% for the years ended December 31, 2015 and December 31, 2014, while the average balance of money market accounts increased $37.6 million, or 27.74% to $173.0 million for the year ended December 31, 2015 from $135.4 million for the year ended December 31, 2014 primarily attributable to the Colonial acquisition and the Sun branch purchase. The average balance of interest-bearing demand accounts and money market accounts includes both indexed priced and fixed rate municipal account relationships for the year ended December 31, 2015, with an average balance of $233.3 million and an average rate of 0.28%, compared to an average balance of $89.4 million and an average rate of 0.27% for the year ended December 31, 2014. The increase in municipal account average balances is attributable to the Colonial acquisition.

Interest expense on borrowings (primarily Federal Home Loan Bank of New York advances) decreased $107,000, or 4.36%, from $2.5 million for the year ended December 31, 2014 to $2.4 million for the year ended December 31, 2015. The average balance of borrowings decreased $21.4 million, or 16.20%, to $110.9 million for the year ended December 31, 2015, from $132.3 million for the year ended December 31, 2014. The average rate paid on borrowings increased 26 basis points to 2.12% for the year ended December 31, 2015, from 1.86% for the year ended December 31, 2014.

Net Interest Income. Net interest income increased $9.6 million to $45.0 million for the year ended December 31, 2015 from $35.4 million for the year ended December 31, 2014. The net interest margin decreased 19 basis points from 3.58% for the year ended December 31, 2014 to 3.39% for the year ended December 31, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.84% for the year ended December 31, 2015, from 116.60% for the year ended December 31, 2014. Net interest income for the year ended December 31, 2015 was impacted by the Colonial acquisition and the Sun branch purchase, as discussed in the interest income and interest expense sections above.

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

The Company recorded a provision for loan losses of $2.7 million for the year ended December 31, 2015 compared to $3.0 million for the year ended December 31, 2014. Loan charge-offs and write-downs on loans transferred to loans held for sale for the year ended December 31, 2015 totaled $2.4 million compared to loan charge-offs and write-downs on loans transferred to loans held for sale for the year ended December 31, 2014 of $3.3 million. Loan loss recoveries for the year ended December 31, 2015 totaled $339,000 compared to $379,000 for the year ended December 31, 2014. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) totaled 148.70% at December 31, 2015 compared to 113.67% at December 31, 2014. The amount of non-performing loans for which the full loss has been charged-off to total gross loans is 0.08%. The amount of non-performing loans for which the full loss has been charged-off to total non-performing loans is 13.60%. The allowance for loans losses increased $602,000 or 6.41%, to $10.0 million at December 31, 2015, from $9.4 million at December 31, 2014. The allowance for loan losses totaled 0.85% of gross loans at December 31, 2015, compared to 1.20% at December 31, 2014. Excluding the Colonial and Sun branch loans for which there is no allowance at December 31, 2015 because of the fair value mark taken on the dates of acquisition and with no further deterioration in these portfolios, the allowance represents 1.05% of total gross loans on the remainder of the portfolio. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate compared to its original contractual rate. Included in the allowance for loan losses at December 31, 2015 was an impairment reserve for TDRs in the amount of $182,000 compared to $192,000 at December 31, 2014.

Non-Interest Income. Non-interest income increased $5.8 million, or 87.58%, to $12.5 million for the year ended December 31, 2015, from $6.7 million for the year ended December 31, 2014 primarily resulting from the $6.5 million bargain purchase gain on the Colonial acquisition and increases in deposit fee income resulting from the inclusion of Colonial for the last nine months of the 2015 year. In addition to increases in deposit related fee income resulting from the Colonial acquisition, total service fee income was enhanced by increases in commercial loan fee income. For the years ended December 31, 2015 and 2014, service fee income totaled $4.1 million and $2.9 million, respectively. Net gains on sales of investment securities totaled $150,000 for the year ended December 31, 2015 compared to net gains totaling $2.3 million for the year ended December 31, 2014. On February 27, 2014, the Company sold its remaining portion of collateralized debt obligations (“CDOs”) with a book value of zero, resulting in the $1.9 million gain. Net gains on the sale of loans totaled $68,000 for the year ended December 31, 2015 compared to net gains on the sale of loans totaling $432,000 for the year ended December 31, 2014 primarily resulting from a decrease of $359,000 in net gains on the sale of Small Business Administration (“SBA”) loans. The year ended December 31, 2015 included net losses on the sale of OREO totaling $297,000 compared to net losses on OREO sales of $274,000 for the year ended December 31, 2014. Net income from BOLI increased $322,000 resulting from the acquisition of Colonial.

Non-Interest Expense. Non-interest expense increased $11.1 million, or 39.36%, to $39.1 million for the year ended December 31, 2015 from $28.0 million for the year ended December 31, 2014. The years ended December 31, 2015 and 2014 included merger related expenses resulting from the Colonial acquisition and proposed OceanFirst merger of $2.3 million and $820,000, respectively. Increases in most categories of non-interest expense reflect increased volume from the merger and integration of Colonial’s operations. Salaries and employee benefits for the year ended December 31, 2015 totaled $19.1 million compared to $13.9 million for the year ended December 31, 2014, an increase of $5.2 million. OREO expenses increased $575,000 for the year ended December 31, 2015 resulting from higher OREO write-downs.

Income Tax Expense. For the year ended December 31, 2015 income tax expense totaled $3.6 million compared to income tax expense of $4.3 million for the year ended December 31, 2014, resulting in an effective tax rate of 23.0% for 2015 and 38.5% for 2014. The decrease in the effective tax rate for 2015 reflects the increase in nontaxable income attributable to the bargain purchase gain associated with the Colonial acquisition partially offset by the non-deductible merger related expenses.

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

Non-Interest Expense. Non-interest expense decreased $1.9 million or 6.33%, to $28.0 million for the year ended December 31, 2014 from $29.9 million for the year ended December 31, 2013. Salaries and employee benefits for the year ended December 31, 2014 totaled $13.9 million compared to $15.9 million for the year ended December 31, 2013, a decrease of $2.0 million, or 12.72%. The decrease is primarily attributable to reduced staffing levels related to the exiting of the residential loan origination business and a reduction in incentive based compensation programs. Federal deposit insurance premiums totaled $785,000 for the year ended December 31, 2014, a decrease of $143,000 from the $938,000 for the year ended December 31, 2013. For the year ended December 31, 2014, loan related expenses totaled $1.3 million compared to $1.5 million for the year ended December 31, 2013. The decline in loan related expenses corresponds to the improvement in our asset quality metrics. OREO expenses totaled $1.5 million for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013. The 2013 period included higher OREO write-downs. The twelve months ended December 31, 2014 reflects reductions in equipment, data processing and telecommunications expenses of $654,000 when compared to the twelve months ended December 31, 2013. These reductions result primarily from the cost savings associated with changing to our new core processor in the fourth quarter of 2013. The year ended December 31, 2014 includes expenses related to the pending Colonial merger totaling $820,000. Other operating expenses declined $432,000 from $3.6 million for the year ended December 31, 2013 to $3.2 million for the year ended December 31, 2014. The 2013 period included core conversion costs and expenses on loans sold to correspondents.

Income Tax Expense. For the year ended December 31, 2014 income tax expense totaled $4.3 million compared to income tax expense of $4.2 million for the year ended December 31, 2013, resulting in an effective tax rate of 38.1% for 2014 and 43.2% for 2013. The higher effective tax rate for 2013 was primarily due to higher state income taxes combined with a lower amount of tax-exempt and BOLI income compared to total income, as well as the expiration of some additional charitable contribution carryforwards offset by the remaining decrease in the valuation allowance.

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

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$34,558	$137	0.40%	$24,141	$99	0.41%	$14,656	$102	0.70%
Investments	262,563	4,566	1.74%	181,961	3,546	1.95%	187,715	3,876	2.06%
Loans	1,032,844	46,372	4.49%	784,857	36,990	4.71%	748,682	37,063	4.95%
Total interest-earning assets	1,329,965	51,075	3.84%	990,959	40,635	4.10%	951,053	41,041	4.32%
Noninterest-earning assets	130,966			104,885			107,371
Allowance for loan losses	(9,823)			(9,653)			(9,878)
Total assets	$1,451,108			$1,086,191			$1,048,546

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	408,873	887	0.22%	$222,302	399	0.18%	$202,391	436	0.22%
Savings accounts	160,744	121	0.08%	94,290	53	0.06%	96,815	64	0.07%
Money market accounts	172,956	451	0.26%	135,396	346	0.26%	161,815	277	0.17%
Certificates of deposit	284,799	2,216	0.78%	265,569	1,955	0.74%	244,922	2,208	0.90%
Borrowings	110,869	2,348	2.12%	132,300	2,455	1.86%	101,534	2,307	2.27%
Total interest-bearing liabilities	1,138,241	6,023	0.53%	849,857	5,208	0.61%	807,477	5,292	0.66%
Noninterest-bearing deposits	138,788			87,018			85,399
Other liabilities	9,154			7,881			9,600
Total liabilities	1,286,183			944,756			902,476
Stockholders' equity	164,925			141,436			146,071
Total liabilities and stockholders' equity	$1,451,108			$1,086,191			$1,048,546
Net interest income		$45,052			$35,427			$35,749

Net interest spread			3.31%			3.49%			3.66%

Net interest margin			3.39%			3.58%			3.76%
Net interest income and margin (tax equivalent basis) (1)		$45,278	3.40%		$35,640	3.60%		$36,023	3.79%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.84%			116.60%			117.78%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $225,000, $213,000, and $274,000 for the years ended December 31, 2015, 2014 and 2013 respectively. The average yield on investments increased from 1.74% (book basis)to 1.82% (tax-equivalent basis) for the year ended December 31, 2015, increased from 1.95% (book basis) to 2.07% (tax-equivalent basis) for the year-ended December 31, 2014, and increased from 2.06% (book basis) to 2.21% (tax-equivalent basis) for the year-ended December 31, 2013.

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

	For the year ended December 31, 2015 compared to the year ended December 31, 2014			For the year ended December 31, 2014 compared to the year ended December 31, 2013
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)			(in thousands)
Interest Earning Assets
Interest-earning deposits	$42	$(4)	$38	$66	$(69)	$(3)
Investments	1,561	(541)	1,020	(123)	(207)	(330)
Loans	11,576	(2,194)	9,382	1,738	(1,811)	(73)
Total interest income	13,179	(2,739)	10,440	1,681	(2,087)	(406)

Interest-Bearing Liabilities
Interest-bearing demand accounts	334	154	488	43	(80)	(37)
Savings accounts	37	31	68	(2)	(9)	(11)
Money market accounts	95	10	105	(46)	115	69
Certificates of deposit	139	122	261	184	(437)	(253)
Borrowings	(401)	294	(107)	694	(546)	148
Total interest expense	204	611	815	873	(957)	(84)

Total net interest income	$12,975	$(3,350)	$9,625	$808	$(1,130)	$(322)

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originating commercial loans that generally tend to have shorter maturity or repricing characteristics;

•	obtaining general financing through lower cost deposits, brokered deposits and advances from the Federal Home Loan Bank;

•	focus on core deposit growth.

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

The table below sets forth, as of December 31, 2015, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$201,124	$(25,930)	-11.40%	$45,744	$(3,473)	-7.10%
+100	$216,593	$(10,461)	-4.60%	$47,612	$(1,605)	-3.30%
0	$227,054			$49,217
-100	$208,095	$(18,959)	-8.30%	$49,736	$519	1.10%
-200	$177,067	$(49,987)	-22.00%	$50,111	$894	1.80%
(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at December 31, 2015, in the event of a 100 basis point increase in interest rates, we would experience a 4.6% decrease in net portfolio value and a $1.6 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience an 8.3% decrease in net portfolio value and a $519,000 increase in net interest income.

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

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $47.3 million during 2015 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of December 31, 2015, the Company’s investment portfolio consisted of AFS securities with a fair market value of $263.9 million and HTM securities at amortized cost of $14.3 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $516.3 million, or 64.78%, during 2015 primarily resulting from the Colonial and Sun National branch acquisitions, and comprised 91.61% of total liabilities at December 31, 2015, as compared to 84.88% of total liabilities at December 31, 2014.

Cape Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Cape Bank exceeded all regulatory capital requirements. Cape Bank is considered “well capitalized” under regulatory guidelines. Capital stress testing is performed quarterly, unless circumstance dictates more frequently, and all testing results are reported to the Board of Directors. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 17, “Regulatory Matters” of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we originate. For additional information, see Note 14, “Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk” of the Notes to Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(in thousands)

Borrowings	$38,986	$48,102	$23,891	$-	$110,979
Operating leases	308	413	210	467	1,398
Certificates of deposit	204,309	64,294	24,775	-	293,378
Total	$243,603	$112,809	$48,876	$467	$405,755

Commitments to extend credit	$157,632	$-	$-	$-	$157,632

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles. Generally accepted accounting principles generally require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

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

Cape Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the 2013 Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Cape Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This report appears on page F-2.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors presently consists of 12 members. Our Bylaws provide that our Board of Directors shall be divided into three classes, and one class of Directors is to be elected annually. Our Directors are generally elected to serve for a three-year period, or a shorter period if the Director is elected to fill a vacancy, and until their respective successors shall have been elected and shall qualify.

The following table sets forth certain information regarding the composition of our Board of Directors as of December 31, 2015, including the terms of office of Board members.

Director	Age	Positions Held in Cape Bancorp, Inc.	Director Since	Current Term to Expire

Frank J. Glaser	67	Director	2006	2016

David C. Ingersoll, Jr.	68	Director	1977	2016

Thomas K. Ritter	60	Director	2008	2016

Althea L.A. Skeels	64	Director	2012	2016

James Deutsch	60	Director	2015	2017

Agostino R. Fabietti	70	Director	2008	2017

Roy Goldberg	60	Director	2010	2017

Hugh J. McCaffrey	58	Director	2015	2017

Michael D. Devlin	65	Director and Chief Executive Officer / President	2008	2018

Benjamin D. Goldman	69	Director	2012	2018

Matthew J Reynolds	45	Director	2004	2018

Gregory J. Facemyer	60	Director	2015	2018

The following table sets forth certain information regarding our executive officers as of December 31, 2015. The executive officers are elected to serve on an annual basis by the Board of Directors.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Officer	Age	Title	Officer Since

Guy Hackney	61	Executive Vice President Chief Financial Officer	2008

Michele Pollack	54	Executive Vice President Chief Lending Officer	2010

James F. McGowan, Jr.	68	Executive Vice President Chief Credit Officer	2010

Charles L. Pinto	60	Executive Vice President Chief Banking Officer	2011

Edward Geletka	54	Executive Vice President Chief Operating Officer	2015

Directors

Michael D. Devlin has served as a Director since January 31, 2008 and President and Chief Executive Officer since January 27, 2009. Mr. Devlin currently serves as a member of the Board of Directors of Marquette National Corporation, a bank holding company based in Chicago, Illinois. Mr. Devlin brings extensive banking and management expertise to the Board of Directors.

James F. Deutsch has served as a Director on March 18, 2015. Mr. Deutsch has served as a Managing Partner of Patriot Financial Partners, L.P. since April 2011. From November 2004 until April 2011, Mr. Deutsch served as President, Chief Executive Officer and Director of Team Capital Bank, a community bank. Mr. Deutsch has over 35 years of banking and investment marketing experience, which is valuable to the Board of Directors. Mr. Deutsch currently serves as a member of the Board of Directors at other financial institutions.

Agostino R. Fabietti has served as Chairman of the Board of Directors since April 26, 2011 and as a Director since January 31, 2008, previously serving as a Director of Boardwalk Bancorp, Inc. and Boardwalk Bank since 1999. He is a principal of Fabietti, Hale, Hammerstedt and Powers, PA, a regional accounting firm which provides accounting and financial services to businesses, professional corporations and individuals. Mr. Fabietti oversees 14 professionals at Fabietti, Hale, Hammerstedt and Powers. Mr. Fabietti is a certified public accountant whose background in this sector enhances the Board of Director’s oversight of financial reporting and its relationship with its independent public accounting firm.

Gregory J. Facemyer has served as Director since April 1, 2015, having previously served as a Director at Colonial Financial Services prior to its merger with Cape Bancorp. Mr. Facemyer has been a self-employed certified public accountant since 1980. Mr. Facemyer is a Township Committeeman in Hopewell Township, and has lived in the community in which Colonial Bank had operated in for over 50 years. He currently serves as on the Board of Directors of Inspira Medical Centers, Inc. as its Secretary/Treasurer. Also, he serves on the Board of Directors of the Cumberland Insurance Group and serves as the Audit Committee Chairman. He previously served as Treasurer for the County of Cumberland. Mr. Facemyer’s experience as a certified public accountant qualifies him as an “audit committee financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.

Frank J. Glaser has served as a Director of Cape Bank since January 30, 2006. Mr. Glaser is the President and owner of James Candy Company, a retail, manufacturing and mail order business headquartered in Atlantic City, New Jersey. Mr. Glaser’s experience managing a local business and his knowledge of the local business landscape provides the Board of Directors a unique perspective.

Roy Goldberg has served as a Director since August 16, 2010, previously serving as a Director of Boardwalk Bancorp, Inc. and Boardwalk Bank since 1999. He is the former President and Chief Executive Officer of Gold Transportation Services, which had supplied air transportation services to the Atlantic City, New Jersey casino industry. He is currently Chairman of the Gold Foundation, Vice Chairman of the Bacharach Institute for Rehabilitation and sits on the board of Atlanticare. Mr. Goldberg brings extensive knowledge of the local community to the Board of Directors.

Benjamin D. Goldman has served as a Director since June 28, 2012. Mr. Goldman is a managing partner for Palm Aire Associates LP, a developer and a former golf course owner. Mr. Goldman serves on the Board of Directors for the ALC Group, an Environmental Testing and Remediation Company and on the Board of Advisors for Surety Title Company. Mr. Goldman brings extensive knowledge of the local real estate community to the Board of Directors.

David C. Ingersoll, Jr. has served as a Director of Cape Bank since January 1, 1977. Mr. Ingersoll is the owner and President of Ingersoll-Greenwood, a funeral home located in North Wildwood, New Jersey. Mr. Ingersoll has extensive knowledge of the local markets and communities served by Cape Bank.

Hugh J. McCaffrey has served as a Director since April 1, 2015, having previously served as a Director at Colonial Financial Services prior to its merger with Cape Bancorp. Mr. McCaffrey is the sole owner of Southern New Jersey Steel Company, a steel contracting company servicing New Jersey, Pennsylvania and Delaware. Mr. McCaffrey has held a principal position in Southern New Jersey Steel Company since 1992. Mr. McCaffrey is a system board member of Inspira Health Network as well as a board member of other community non-profits. Mr. McCaffrey’s current position provides the Board of Directors with insight into construction trends and economic developments affecting the State of New Jersey and the communities in which Cape operates, as well as in-depth knowledge related to labor and compensation issues

Matthew J. Reynolds has served as a Director of Cape Bank since October 25, 2004. Mr. Reynolds is a Certified Public Accountant and the Co-Managing Partner of Capaldi, Reynolds and Pelosi, a certified public accounting firm located in Northfield, New Jersey, overseeing 72 employees. Capaldi, Reynolds and Pelosi provides auditing, tax planning and compliance and business consulting services. Mr. Reynolds is also Co-Managing partner of CRA Financial Services, an SEC registered investment advisory firm that manages more than $460 million in assets. Mr. Reynolds has multiple investment and insurance licenses, including the FINRA Series 66, and is a Certified Financial Planner. Mr. Reynolds brings extensive accounting experience that benefits the Board of Directors in its oversight of financial reporting and disclosure issues.

Thomas K. Ritter has served as a Director since January 31, 2008, previously serving as a Director of Boardwalk Bancorp, Inc. and Boardwalk Bank since 1999. He is the CEO of A. E. Stone, Inc., an asphalt manufacturer and paving contractor located in Pleasantville, NJ. Mr. Ritter is a certified public accountant (retired). Mr. Ritter brings extensive knowledge of the local commercial real estate industry to the Board of Directors. Mr. Ritter currently serves on the Board of Trustees of Westminster College, New Wilmington, Pa., and is a Trustee of the J. Wood Platt Caddie Scholarship Trust.

Althea L.A. Skeels has served as a Director since November 19, 2012. Ms. Skeels is Co-Founder and Principal of Cobble Hill Financial Services, a consulting and investment management firm, located in Moorestown, New Jersey, dealing almost exclusively with institutional client portfolios. During her career, she has served as lead partner responsible for the Philadelphia Deloitte & Touche banking and financial services clients, then as Executive Vice President and Portfolio Manager responsible for the institutional client division for Rittenhouse Financial Services. Ms. Skeels brings extensive investing, banking, and accounting knowledge to the Board of Directors.

Executive Officers of Cape Bank Who Are Not Also Directors

Guy Hackney has served as Chief Financial Officer since January 27, 2009. He was appointed Executive Vice President effective February 21, 2011. Mr. Hackney previously served as Senior Vice President, Accounting and Finance, at Cape Bank since the merger of Boardwalk Bank into Cape Bank on January 31, 2008. He has over 35 years of experience in banking.

Michele Pollack has served as Executive Vice President/Chief Lending Officer since May 7, 2010. Prior to that time, Ms. Pollack served as Managing Director and Chief Lending Officer for a Pennsylvania-based bank. She has over 34 years of experience in the banking industry, including 22 years in lending.

James F. McGowan, Jr. has served as Executive Vice President/Chief Credit Officer since April 19, 2010. Prior to that time, Mr. McGowan served as Executive Vice President/Chief Credit Officer of a large regional bank in the Northeast. He has over 30 years of banking experience including executive management in the areas of Credit Management and Commercial Lending.

Charles L. Pinto has served as Executive Vice President/Chief Banking Officer since July 30, 2015, having previously served as Cape’s Executive Vice President/Chief Marketing Officer since July 5, 2011. Prior to that time, Mr. Pinto was Senior Vice President and Director of Corporate Communications for Wilmington Trust, a diversified financial services firm specializing in banking, trust and wealth management. He has over 30 years of industry experience, serving in a variety of sales, marketing and business line management positions.

Edward J. Geletka has served as Executive Vice President/Chief Operating Officer since July 20, 2015. Prior to that time, Mr. Geletka served as President and Chief Executive Officer of Colonial Bank. He has over 36 years of industry experience, serving in a variety of management and operating positions.

Section 16(a) Beneficial Ownership Reporting Compliance

The common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934. The officers and Directors of Cape Bancorp, Inc. and beneficial owners of greater than 10% of our shares of common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership. Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, Director or 10% beneficial owner of the shares of common stock to file a Form 3, 4 or 5 on a timely basis. During 2015, our Directors and officers complied with applicable requirements for transactions. The Company is not aware of any failure to report on a timely basis by Patriot Financial Partners, GP, LLC.

Codes of Conduct and Ethics

We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers that is applicable to our Principal Executive Officer, Principal Financial Officer and principal accounting officers. The Code of Ethics for Principal Executive Officer and Senior Financial Officers is available on our website at www.capebanknj.com. Amendments and waivers from the Code of Ethics for Principal Executive Officer and Senior Financial Officers will be disclosed in the manner required by applicable law, rule or listing standard.

We annually adopt a Code of Conduct and Ethics Policy that is applicable to all employees, officers and Directors. Employees, officers and Directors acknowledge that they will comply with all aspects of the Code of Conduct and Ethics Policy. The Code of Conduct and Ethics Policy is available on our website at www.capebanknj.com. Amendments and waivers from the Code of Conduct and Ethics Policy will be disclosed in the manner required by applicable law, rule or listing standard.

Audit Committee

The Audit Committee consists of Directors Reynolds, who serves as Chairman, Fabietti, Facemyer, Goldberg, Ingersoll and Ritter. Each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards and under Securities and Exchange Commission Rule 10A-3. The Board of Directors has determined that Directors Reynolds and Fabietti each qualify as an “audit committee financial expert,” as that term is used in the rules and regulations of the Securities and Exchange Commission. Information with respect to the experience of Directors Reynolds and Fabietti is included in “Directors.” Our Board of Directors has adopted a written charter for the Audit Committee, which is available at our website at www.capebanknj.com under the Investment Relations tab. The Audit Committee met four times during the year ended December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee determines the salaries to be paid each year to the Chief Executive Officer and those executive officers who report directly to the Chief Executive Officer. The Compensation Committee consists of Directors Goldman, who serves as Chairman, Glaser, McCaffrey, Reynolds, Ritter and Skeels. None of these individuals were officers or employees of Cape Bancorp, Inc. during the year ended December 31, 2015, or former officers of Cape Bancorp, Inc. In addition, none of these Directors is an executive officer of another entity at which one of Cape Bancorp, Inc.’s executive officers serves on the Board of Directors, or had any transactions or relationships with Cape Bancorp, Inc. in 2015 requiring specific disclosure under Securities and Exchange Commission rules.

During the year ended December 31, 2015, (i) no executive officers of Cape Bancorp, Inc. served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee of Cape Bancorp, Inc.; (ii) no executive officer of Cape Bancorp, Inc. served as a Director of another entity, one of whose executive officers served on the Compensation Committee of Cape Bancorp, Inc.; and (iii) no executive officer of Cape Bancorp, Inc. served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a Director of Cape Bancorp, Inc.

Compensation Discussion and Analysis

Executive Summary. It is the intent of the Compensation Committee to provide our Named Executive Officers with a total compensation package that is market competitive, promotes the achievement of our strategic objectives and is aligned with operating and other performance metrics to support long-term stockholder value. In addition, we have structured our executive compensation program to include elements that are intended to create appropriate balance between risk and reward.

Our results for 2015 were very strong, highlights include:

●	Net income increased by $5.4 million to $12.8 million, a 79% increase over the previous 12 month period;

●	Earnings per share grew 56%.

●	Management commenced a fourth repurchase program of 5% improving both earnings per share and tangible book value, which ended the year at $10.59 per share, compared to $10.28 at the end of 2014;

●	Management continued to reduce non-performing assets, ending the year with the ratio of non-performing assets to total assets of 0.61% compared to prior year end of 1.25%.

●	Adversely Classified Assets ratio continued to drop, down to 10% from 17% the previous year;

●

Management continues commitment to drive value for the stockholders – Cape Bancorp, Inc. declared quarterly cash dividends in 2015, increasing the dividend to $.10 per share in the third and fourth quarters;

●

Cape Bancorp, Inc. augmented its market share in New Jersey with the successful acquisition of Colonial Financial Services, Inc. in the second quarter of 2015 and the purchase of Sun National Bank’s Hammonton, NJ branch in the third quarter of 2015.

●	Stock price ended the year at $12.43, a 32% improvement over 2014.

Effect of 2015 Advisory Vote on Named Executive Officer Compensation. At our 2015 Annual Meeting, we provided our stockholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay” proposal). At our 2015 Annual Meeting of Stockholders, 93.9% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes this affirms stockholders’ support of our approach to executive compensation, and therefore did not significantly change its approach in 2015. The Compensation Committee will continue to consider the outcome of our say-on-pay vote, regulatory changes and emerging best practices when making future compensation decisions for the Named Executive Officers.

2015 Compensation Highlights. In light of our improving financial performance, management’s contribution to the achievement of our business goals and in the furtherance of our compensation philosophy, the Compensation Committee took the following actions in 2015 with respect to the compensation programs for our Named Executive Officers:

●

Increased Base Salary for our Chief Executive Officer. In determining Mr. Devlin’s compensation, the Board of Directors conducted a performance appraisal reviewing Mr. Devlin’s financial, strategic and operational achievements. In January 2015, Pearl Meyer & Partners, LLC (“Pearl Meyer”) provided the Compensation Committee with a competitive market analysis for the Chief Executive Officer. The Committee reviewed Mr. Devlin’s achievements and performance of the Bank and recommended to the Board of Directors and the Board of Directors approved, raising Mr. Devlin’s base salary 10.96% to $400,000 for 2015 from $360,500 for 2014.

●

Increased Base Salaries for Selected Named Executive Officers. The Compensation Committee, after considering the competitive market and evaluating each executive’s experience, performance, and contribution to Cape Bank, approved base salary increases for selected Named Executive Officers, commencing in 2015, raising the Executive Vice President and Chief Financial Officer’s base salary to $225,000 from $213,313, the Executive Vice President and Chief Lending Officer’s base salary to $265,000 from $210,834, and the Executive Vice President and Chief Credit Officer’s base salary to $198,073 from $194,189. The Compensation Committee recommended that the Executive Vice President and Chief Banking Officer’s base salary remain at $202,647.

●	Incentive Compensation Plan (ICP) Modifications. For 2015, the Compensation Committee approved the following changes to the ICP:

o	Increase the target incentive opportunities to align closer to market

Position	2014 Target Incentive Opportunity (% of base)	2015 Target Incentive Opportunity (% of base)
President and CEO	25%	35%
Remaining NEOs	17%	25%

o	Incentive awards will be paid out in 2/3 cash and 1/3 equity.

■

In January 2016, the Compensation Committee voted to change the 2015 incentive award back into an all-cash incentive award in light of the announced Agreement and Plan of Merger by and between OceanFirst Financial and Cape Bancorp (the “Merger Agreement”).

●

Renewed Employment Agreement. On September 22, 2014, the Board of Directors approved an updated employment agreement with Mr. Devlin which was effective October 1, 2014. This agreement reflects a term of two years. The Compensation Committee reviewed Mr. Devlin’s employment agreement in August 2015, recommending no changes.

●

Renewed Change in Control Agreements. The Compensation Committee renewed the Change in Control Agreements for our Named Executive Officers for an additional year, so that the term of those agreements will expire on September 30, 2016, unless otherwise extended.

Our Compensation Philosophy. Our compensation philosophy begins with the premise that the success of Cape Bank depends, in large part, on the dedication and commitment of the people we place in key management positions, and the incentives provided to them to successfully implement our business strategy and other corporate objectives. However, we recognize that Cape Bank operates in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

We base our compensation decisions on four basic principles:

●

Meeting the Demands of the Market – Our goal is to compensate our employees at competitive levels that position us as the employer of choice among our peers who provide similar financial services in the markets we serve.

●

Aligning with Stockholders – We intend to use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interests of our stockholders.

●	Driving Performance – We base compensation in part on the attainment of bank-wide, business unit and individual targets that return positive results to our bottom line.

●	Reflecting our Business Philosophy – Our approach to compensation reflects our values and the way we do business in the communities we serve.

As a public company, we believe that we can meet the objectives of our compensation philosophy by achieving a balance among base compensation, cash-based short-term incentive compensation and long-term equity incentive awards that is competitive with our industry peers and that creates appropriate incentives for our management team. To achieve the necessary balance, the Compensation Committee of our Board of Directors works closely with independent compensation advisors to provide us with their expertise on competitive compensation practices and help us evaluate and compare our compensation program and financial performance with that of our peers. For each Named Executive Officer, a significant percentage of total cash compensation is at-risk, meaning that it is performance based and will generally be earned when Cape Bank or the Named Executive Officer is successful in ways that are aligned with and support Cape Bancorp’s interests.

To date, executive officers have been compensated only for their services to Cape Bank. Cape Bank expects to continue this practice. Cape Bancorp, Inc. will not pay any additional or separate compensation until we have a business reason to establish separate compensation programs. However, any equity-based awards made as part of Cape Bank’s Executive compensation will be made in Cape Bancorp, Inc. common stock rather than Cape Bank common stock.

This discussion is focused specifically on the compensation of the following executive officers, each of whom is named in the Summary Compensation Table which appears later in this section. These executive officers are referred to in this discussion as the “Named Executive Officers.” Mr. Michael D. Devlin was appointed President and Chief Executive Officer of Cape Bancorp, Inc. and Cape Bank on January 27, 2009, having previously served as Executive Vice President and Chief Operating Officer. Mr. Guy Hackney was appointed Executive Vice President and Chief Financial Officer on February 21, 2011, having previously served as Senior Vice President, Chief Financial Officer. Ms. Michele Pollack was appointed Executive Vice President and Chief Lending Officer on May 7, 2010, Mr. James F. McGowan was appointed Executive Vice President and Chief Credit Officer on April 19, 2010 and Mr. Charles L. Pinto was appointed Executive Vice President and Chief Marketing Officer on July 5, 2011, and his title was changed to Executive Vice President and Chief Banking Officer on July 30, 2015.

Name	Title

Michael D. Devlin	President and Chief Executive Officer

Guy Hackney	Executive Vice President and Chief Financial Officer

Michele Pollack	Executive Vice President and Chief Lending Officer

James F. McGowan, Jr.	Executive Vice President and Chief Credit Officer

Charles L. Pinto	Executive Vice President and Chief Banking Officer

Role of the Compensation Committee. The Compensation Committee is responsible for reviewing all compensation components for the Chief Executive Officer and the Named Executive Officers annually, including base salary, annual incentive, long-term incentives/equity, benefits and other perquisites. The Compensation Committee examines the total compensation mix, pay-for-performance relationship, and how all these elements, in aggregate, comprise the Executive’s total compensation package, ensuring that it is competitive in the marketplace and that the mix of benefits accurately reflects our compensation philosophy. The Compensation Committee is charged with reviewing and approving the Chief Executive Officer’s Employment Agreement and the Named Executive Officer’s Change in Control Agreements. The Compensation Committee operates under a written charter that establishes its responsibilities. This charter is reviewed annually by the Compensation Committee and the Board of Directors to ensure that the scope of the charter is consistent with the role of the committee. A copy of the charter can be found at www.capebanknj.com under the Investor Relations tab.

Role of Management. The executive officers who serve as a resource to the Compensation Committee are the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Senior Vice President and Director of Human Resources for Cape Bank. These executives provide the Compensation Committee with data, analyses, input and recommendations. The Compensation Committee considers our Chief Executive Officer’s evaluation of each Named Executive Officer’s performance and recommendation of appropriate compensation. However, our Chief Executive Officer does not participate in any decisions relating to his own compensation.

Role of the Independent Compensation Consultant. Pursuant to its charter, the Compensation Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. Since 2008, the Compensation Committee has engaged Pearl Meyer to serve as its independent compensation consultant. The consultant reports directly to the Committee and carries out its responsibilities to the Committee in coordination with management as requested by the Committee. They work with the Committee in performing their duties and assist in the development of compensation programs that support Cape Bancorp’s strategies going forward in light of its public company status. Pearl Meyer provides various executive compensation services to the committee with respect to the Named Executive Officers and other key employees at the committee’s request. The services Pearl Meyer provides include advising the Committee on the principal aspects of the executive compensation program and evolving best practices, and providing market information and analysis regarding the competitiveness of our program design and awards in relationship to its performance.

The Compensation Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. The Committee conducted a specific review of its relationship with Pearl Meyer in 2015, and determined that Pearl Meyer work for the committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act, the SEC and the NASDAQ. In making this determination, the Compensation Committee noted that during 2015:

●

Pearl Meyer did not provide any services to Cape Bancorp, Inc. or its management other than service to the Compensation Committee, and its services were limited to executive and Director compensation consulting.

●	Fees from the Cape Bancorp, Inc. were less than 1% of Pearl Meyer’s total revenue for year 2015;
●	Pearl Meyer maintains a Conflicts Policy which details specific policies and procedures designed to ensure independence;
●	None of the Pearl Meyer consultants had any business or personal relationship with Committee members;
●	None of the Pearl Meyer consultants had any business or personal relationship with executive officers of the Cape Bancorp, Inc.; and
●	None of the Pearl Meyer consultants directly own Cape Bancorp, Inc. stock.

The Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.

Compensation Objectives. The overall objectives of the Company’s compensation programs are to retain, motivate and reward employees and officers (including the Named Executive Officers) for performance, and to provide competitive compensation to attract talent to the organization. The methods used to achieve these goals for Named Executive Officers are strongly influenced by the compensation and employment practices of the Company’s competitors within the financial services industry, and elsewhere in the marketplace. We also consider each Named Executive Officer’s individual performance and contribution in achieving corporate goals, which may be subjective in nature.

Our compensation program is designed to reward the Named Executive Officers based on their level of assigned management responsibilities, individual experience and performance levels, and knowledge of our organization. The creation of long-term value is highly dependent on the development and effective execution of a sound business strategy by our executive officers.

Other considerations influencing the design of our executive compensation program include the following:

●	We operate in a highly regulated industry. We value experience in the financial services industry that promotes the safe and sound operation of Cape Bank;

●	We value executives with sufficient experience in our markets relating to the needs of our customers, products and investments in various phases of the economic cycle;

●	We operate in interest rate and credit markets that are often volatile. We value disciplined decision-making that respects our business plan but adapts quickly to change;

●

We value the retention and development of incumbent executives who meet or exceed performance objectives. Recruiting executives can be expensive, unpredictable, and have a disruptive effect on our operations; and

●	We value a constructive dialogue on executive compensation and other governance matters with our stockholders and consider the results of the annual “say-on-pay” advisory vote.

Inputs to Committee Decisions – Benchmarking. The Compensation Committee seeks to create what it believes is the best mix of base salary and annual cash incentives in delivering the Named Executive Officers’ total cash compensation. These components are evaluated in relation to benchmark data derived from information reported in publicly-available Proxy Statements or from market survey data. The objective of the compensation-setting process is to establish the appropriate level and mix of total compensation for each Named Executive Officer.

The Compensation Committee evaluates the performance of the Chief Executive Officer annually. The Committee evaluates the performance on the development of specific strategic plan objectives, operational impact and management style and effectiveness.

The Chief Executive Officer evaluates the performance of the other Named Executive Officers annually. Each annual performance review serves as the basis for adjustments to their base salary. Individual performance evaluations are tied closely to achievement of short-term and long-term goals and objectives, individual initiatives, team-building skills, level of responsibility and corporate performance. From these performance reviews, the Chief Executive Officer makes annual recommendations for changes to the other Named Executive Officers for the following year. The Compensation Committee reviews these recommendations and makes its final recommendations to the Board of Directors.

One of the primary data sources used in setting market-competitive guidelines for the executive officers is the information publicly disclosed by a peer group of other publicly traded banks. When needed, the Compensation Committee requests that Pearl Meyer develop a peer group using objective parameters that reflect banks of similar asset size (generally one-half to two times our asset size) and region. Overall, the goal is to have at least 15-20 comparative banks that provide a market perspective for executive total compensation. The peer group is approved by the Compensation Committee. In addition, market data from industry-specific compensation surveys is also collected and compiled within the analysis.

In December 2014, the Compensation Committee engaged Pearl Meyer to conduct a comprehensive market assessment of its executive compensation program to be used in making pay decisions for 2015.

The peer group developed by Pearl Meyer and approved by the Compensation Committee in 2015 was comprised of 26 commercial banks ranging in assets size from $1.0 billion to $2.8 billion and geographically located in New Jersey, Pennsylvania, New York (metropolitan New York City was excluded), Maryland, Connecticut and Massachusetts. Banks with fewer than 12 branches or more than 40 branches were excluded from the sample. There were four local competitor thrift banks included in the sample. Given the pending merger with Colonial Financial Services, Inc. in 2015, Cape Bank’s pro forma asset size ($1.6 Billion) and branch network (22 branches) was utilized in developing the peer group.

The peer group in the 2015 executive compensation review was comprised of the following banks:

ACNB Corp.	AmeriServ Financial, Inc.	Arrow Financial Corp.	Bridge Bancorp, Inc.
Bryn Mawr Bank Corp.	Cape Bancorp, Inc.	Chemung Financial Corp.	Citizens & Northern Corp.
CNB Financial Corp.	Codorus Valley Bancorp, Inc.	Enterprise Bancorp, Inc.	ESSA Bancorp, Inc.*
First of Long Island Corp.	First United Corp.	Fox Chase Bancorp, Inc.*	Metro Bancorp, Inc.
Ocean Shore Holding Co.*	OceanFirst Financial Corp.*	Old Line Bancshares, Inc.	Orrstown Financial Services, Inc.
Peapack-Gladstone Financial Corp.	People’s Financial Services Corp.	Republic First Bancorp, Inc.	Shore Bancshares, Inc.
Suffolk Bancorp	Univest Corp. of Pennsylvania

* denotes local competitor thrift or bank

Risk Oversight of Compensation Programs. We believe that the compensation program is structured to be reasonably unlikely to present a material adverse risk to us based on the following factors:

●

As a community bank regulated by the Federal Deposit Insurance Corporation, the New Jersey Department of Banking and Insurance and the Federal Reserve Bank of Philadelphia, Cape Bank and Cape Bancorp, Inc. adhere to defined risk guidelines, practices and controls to ensure the safety and soundness of the organization;

●

Our management and Board of Directors conduct regular reviews of our business to ensure we remain within appropriate regulatory guidelines and practices that are monitored and supplemented by our internal audit function, as well as our external auditors; and

●

Our Incentive Compensation Plan is reviewed and approved by the Compensation Committee annually. The plan provides a maximum cap on payment along with weighted performance measures varying by executive depending on their role and area of focus at the Bank.

Components of Executive Compensation and 2015 Decisions. The Company’s compensation program consists of four main components: Base Salary, Annual Incentives, Long-Term Incentive/Equity, and Benefits and Perquisites. The following section summarizes the role of each component, how decisions are made and the resulting 2015 decision process as it relates to the Named Executive Officers.

Base Salary. We believe the purpose of base salary is to provide competitive and fair base compensation that recognizes each executive’s role, responsibilities, experience and performance. Base salary represents fixed compensation that is targeted to be competitive with the practices of comparable financial institutions in the region.

Typically, the Compensation Committee reviews and sets base pay for each executive in February of each year following the performance evaluation process. Competitive markets for similar roles are considered, as well as each individual’s experience, performance and contributions. Input from the Chief Executive Officer is considered in setting the executive salaries while the Committee is solely responsible for determining the Chief Executive Officer’s salary.

The Compensation Committee approved the following base salary adjustments for the Named Executive Officers intended to recognize each Executive’s contribution and performance. The following summarizes base salaries and the percentage increase for 2015 and 2016.

		January 2014 Base Salary	January 2015 Base Salary	Percent Increase in January 2015	January 2016 Base Salary	Percent Increase in January 2016
Michael D. Devlin	President and CEO	$360,500	$400,000	10.96%	$410,000	2.50%
Guy Hackney	EVP, Chief Financial Officer	$213,313	$225,000	5.48%	$230,625	2.50%
Michele Pollack	EVP, Chief Lending Officer	$210,834	$265,000	25.69%	$271,625	2.50%
James F. McGowan, Jr.	EVP, Chief Credit Officer	$194,189	$198,073	2.00%	$203,025	2.50%
Charles L. Pinto	EVP, Chief Banking Officer	$202,647	$202,647	—	$207,713	2.50%

In light of the Pearl Meyer comprehensive market assessment which stated that Mr. Devlin’s Base Salary was below market (i.e., 50th percentile), the Compensation Committee recommended that Mr. Devlin’s Base Salary be raised to $400,000 for 2015. This increase aligns Mr. Devlin’s base salary with market in light of our executive compensation philosophy as well as his experience, contributions, and performance in the role.

Upon consideration of Ms. Pollack’s experience, performance, the importance of commercial loan growth as an economic driver for the Bank, and the competitive market for her role, the Compensation Committee approved raising Ms. Pollack’s salary to $265,000 for 2015.

Annual Incentives. The Incentive Compensation Plan (“ICP”) allows all employees to participate and is designed to motivate and reward employees for achieving specific bank-wide, department and individual goals that support our strategic plan. The ICP focuses on various performance measures that are critical to Cape Bank’s growth and profitability.

Proposed performance goals are defined each year based on budgeted projections and are typically presented by the Chief Executive Officer to the Compensation Committee during the first quarter. Once the Compensation Committee finalizes and approves the performance goals, the goals are presented to the Board of Directors for final approval. The following details the framework of the 2015 Incentive Compensation Plan.

Target Incentive Opportunities. In 2015, each ICP participant had a target incentive opportunity based on competitive market practice for his/her position in Cape Bank. Each participant’s incentive opportunity is represented as a percentage of base salary. Actual incentive payouts, however, vary each year based on a combination of bank-wide, department, and/or individual performance. The table below summarizes the Named Executive Officer’s incentive payout opportunities for 2015:

	2015 Incentive Opportunity (as a percent of Base Salary)

Position	Below Threshold	Threshold Incentive Opportunity (80% of target)	Target Incentive Opportunity	Stretch Incentive Opportunity (150% of target)
President and Chief Executive Officer	0%	28.00%	35.00%	52.5%
Executive Vice President and Chief Financial Officer	0%	20.00%	25.00%	37.5%
Executive Vice President and Chief Lending Officer	0%	20.00%	25.00%	37.5%
Executive Vice President and Chief Credit Officer	0%	20.00%	25.00%	37.5%
Executive Vice President and Chief Banking Officer	0%	20.00%	25.00%	37.5%

Plan Gate/Trigger. In order for the 2015 ICP to activate, Cape Bancorp must achieve at least 80% of budgeted core earnings for the year. If Cape Bancorp does not achieve this level of performance, the ICP will not fund any awards for any participants. However, the Compensation Committee, upon the recommendation of management, has the ability to make discretionary incentive awards to high performing employees as needed if the plan does not activate.

Performance Measures. The performance of Cape Bank drives a significant portion of ICP incentive awards. This is to encourage teamwork and collaboration among all employees and across all business units. Incentives for the Chief Executive Officer and Named Executive Officers are based 100% on key performance measures of Cape Bank; however, weightings for each performance measure may vary by executive depending on their role and area of focus at Cape Bank. Below is a summary of Cape Bank’s performance measures and goals for 2015:

●	Budgeted Core Earnings
●	Merger Integration—Financials
●	Merger Integration—Operational
●	Non-Interest Expense
●	Non-Interest Income
●	Commercial Loan Growth
●	Commercial Core Deposit Growth
●	Commercial Loan Fees
●	Troubled Loan and OREO Expense

	2015 Weighted Performance Measures
Position	Budgeted Core Earnings	Merger Integration—Financials	Merger Integration—Operational	Non- Interest Expense	Non- Interest Income	Commercial Loan Growth	Commercial Core Deposit Growth	Commercial Loan Fees	Troubled Loan Expense	OREO Expense

Chief Executive Officer	60%	30%	10%	—	—	—	—	—	—	—

Chief Financial Officer	60%	20%	10%	10%	—	—	—	—	—	—

Chief Lending Officer	30%	—	—	—	—	50%	10%	10%	—	—

Chief Credit Officer	30%	—	30%	—	—	—	—	—	20%	20%

Chief Banking Officer	30%	30%	30%	—	10%	—	—	—	—	—

Plan Administration. The Compensation Committee of the Board of Directors authorizes the ICP and has the sole authority to interpret the ICP and to make or nullify any rules and procedures, as necessary, for proper administration. Any determination by the Compensation Committee is final and binding on all participants. The Compensation Committee (or Board of Directors) also has the ability to adjust, modify or cancel ICP payouts to reflect results from regulatory and/or safety and soundness exams.

Clawback Policy. The 2015 Annual Incentive Plan provides that in the event we are required to prepare an accounting restatement due to error, omission or fraud (as determined by the Board of Directors), or if there is a material violation of Cape Bank’s Code of Ethics, each executive officer considered a member of senior management (which includes all of our Named Executive Officers), deemed to have caused the inappropriate behavior, will reimburse Cape Bank for part or the entire incentive award paid to the executive officer within three years of the accounting restatement. The Compensation Committee will monitor our clawback policy as further guidance is released by the U.S. Securities and Exchange Commission as part of the Dodd-Frank Act.

2015 Decisions. The following table summarizes the 2015 performance measures and goals for the Named Executive Officers:

	Performance Goals
Performance Measure	Threshold	Target	Stretch
Budgeted Core Earnings	$15,194,792	$16,883,102	$20,259,723
Merger Integration--Financials	$4,564,800	$5,072,000	$6,086,400
Merger Integration—Operational (1)	N/A	N/A	N/A
Non-Interest Expense	$40,668,667	$36,601,800	$30,501,500
Non-Interest Income	$5,669,734	$6,299,704	$7,559,645
Commercial Loan Growth	$259,510,910	$288,345,455	$346,014,546
Commercial Core Deposit Growth	$25,951,091	$28,834,546	$34,601,455
Commercial Loan Fees	0.45%	0.50%	0.60%
Troubled Loan Expense	8.78%	7.90%	6.58%
OREO Expense	17.78%	16.00%	13.33%

_____________

(1)	Merger Integration—Operational is not based upon a monetary metric and is subject to the evaluation of the Board of Directors and Chief Executive Officer.

The following table summarizes the 2015 performance results and the associated payout allocations for each metric.

	Actual Achievement
Performance Measure	Actual Performance	Payout Allocation
Budgeted Core Earnings	$16,705,151	99%
Merger Integration--Financials	$5,072,000	100%
Merger Integration—Operational (1)(2)	N/A	N/A
Non-Interest Expense	$36,073,565	101%
Non-Interest Income	$6,182,014	98%
Commercial Loan Growth	$288,806,530	100%
Commercial Core Deposit Growth	$30,000,000	104%
Commercial Loan Fees	0.52%	104%
Troubled Loan Expense	6.74%	117%
OREO Expense	11.13%	144%

_____________

(1)	Merger Integration—Operational is not based upon a monetary metric and is subject to the evaluation of the Board of Directors and Chief Executive Officer.
(2)	The Board and Chief Executive Officer determined that the operational Merger Integration Metric was 100% effective.

Based upon the assigned performance measures and weightings embedded within each executive’s scorecard, the following table summarizes the earned incentive awards based upon 2015 performance.

		2015 Target Incentive Opportunity		2015 Earned Incentive Award
Position	2015 Base Salary	% of Base Salary	$$	$$	% of Target Opportunity
Chief Executive Officer	$400,000	35%	$140,000	$140,000	100%
Chief Financial Officer	$225,000	25%	$56,250	$56,250	100%
Chief Loan Officer	$265,000	25%	$66,250	$66,250	100%
Chief Credit Officer	$198,073	25%	$49,518	$49,518	100%
Chief Banking Officer	$202,647	25%	$50,662	$50,662	100%

2016 Plan. With the successful completion of the merger with Colonial Financial Services, the Compensation Committee removed several merger-related performance measures from the 2015 Incentive Compensation Plan. Below is a summary of the Bank’s performance measures for 2016:

●	Budgeted Core Earnings
●	Non-Interest Expense
●	Non-Interest Income
●	Commercial Loan Growth
●	Commercial Core Deposit Growth
●	Commercial Loan Fees
●	Troubled Loan and OREO Expense

The metrics used in each Executive’s incentive framework for 2016 will vary based upon their role and area of focus, however all Executives will have a portion of their incentive tied to budgeted core earnings. Notwithstanding the foregoing, in the event of the consummation of the merger between OceanFirst Financial and Cape Bancorp, no incentive bonuses will be paid.

Long-Term Incentive/Equity Compensation. Equity incentives are among the most important elements of the total compensation package in that they directly align the interests of our Named Executive Officers to the interests of the Company’s stockholders.

On August 25, 2008, the Cape Bancorp, Inc. 2008 Equity Incentive Plan was approved by our stockholders to provide officers, employees and Directors of the Company with additional incentives to promote the growth and performance of the Company. Under this plan, the Compensation Committee may grant awards of common stock and stock options to purchase common stock to employees and Directors. The Compensation Committee believes that stock ownership provides a significant incentive in building stockholder value by further aligning the interests of executive officers and employees with stockholders. However, due to our declining performance in late 2008 and 2009, the Compensation Committee chose not to grant any awards in 2008 or 2009 in order not to incur the additional expense at that time. In 2010, however, in consultation with Pearl Meyers & Partners and on the basis of improved financial performance, the Compensation Committee made grants of stock options to certain executives, including our Named Executive Officers, in order to provide competitive compensation to that provided by our peers in the markets that we serve. The Compensation Committee granted the awards to vest in equal annual installments over five years in order to promote additional retention incentives. The last tranche of these awards vested in 2015. With the exception of a new hire equity grant provided to the Executive Vice President and Chief Banking Officer in 2011, no equity awards have been granted to the Named Executive Officers since 2010. The Compensation Committee did not grant any other equity awards to our Named Executive Officers during the fiscal year 2015.

Executive Benefits and Perquisites. Cape Bank provides select executives with perquisites and other executive benefits that the Compensation Committee believes are reasonable and consistent with its overall compensation philosophy. The Compensation Committee reviews Cape Bank’s total benefits package on a regular basis to determine the competitiveness and appropriateness of providing executive benefits.

Perquisites. We provide perquisites to one of our Named Executive Officers. In lieu of a monthly automobile allowance, Mr. Devlin has use of an automobile (including all operating expenses) owned by Cape Bank for business and personal use. Personal use of the automobile was reported as taxable income to Mr. Devlin. In November 2015, upon the recommendation of the Compensation Committee, the Board of Directors approved the replacement of Mr. Devlin’s current automobile with a newer version of the same make and model. The Bank has also incurred the expense of a long-term disability policy for the benefit of Mr. Devlin.

Employment / Change-in-Control Agreements. On September 22, 2014, the Board of Directors approved an updated employment agreement with Mr. Devlin which was effective on October 1, 2014. The terms of the 2014 Employment Agreement are substantially similar to those of the employment agreement previously entered into with Mr. Devlin on October 1, 2012, which includes a change in control provision. This contract reflects a term of 2 years and is designed to give Cape Bank the ability to retain the services of the designated Executive while reducing, to the extent possible, unnecessary disruptions to the operations of the Cape Bank. The Compensation Committee reviewed Mr. Devlin’s Employment Agreement in August 2015, recommending no changes.

The other Named Executive Officers have change in control agreements which are designed to protect the covered executives by providing severance benefits in the event of their termination in connection with or following a change in control. All of the contracts providing change in control protection contain “double trigger” provisions which provide change of control compensation for the officers only if there is both a change of control at the Company and the officer either has his or her employment terminated or he or she terminates with “good reason.”

Other Benefits. Our Named Executive Officers are also eligible for other benefits available to all other employees on substantially the same terms, such as our Employee Stock Ownership Plan (ESOP); 401(k) plan; medical, dental and vision insurance plans; long-term disability insurance plans; and life insurance plan.

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee considers, but does not give undue weight to, the tax treatment of each component of compensation. Under Section 162(m) of the Internal Revenue Code, annual compensation paid to certain Named Executive Officers is not deductible if it exceeds $1.0 million unless it qualifies as “performance-based compensation” as defined in the Internal Revenue Code and related tax regulations. Base salary is not a form of performance-based compensation. Fringe benefits also do not qualify as performance-based compensation. Annual incentive cash awards may qualify as a form of performance-based compensation under the income tax regulations. In 2015 and for prior years, we have not been subject to tax deduction limitations under Section 162(m).

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” disclosure that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Proxy Statement.

The Compensation Committee

Benjamin D. Goldman, Chairman

Frank J. Glaser

Hugh J. McCaffrey

Thomas K. Ritter

Matthew J. Reynolds

Althea L.A. Skeels

Executive Compensation

Summary Compensation Table

The following information is furnished for the Principal Executive Officer and the Principal Financial Officer and the three other most highly compensated Executive Officers of the Company in 2015, 2014, and 2013. These five individuals are referred to as the Named Executive Officers in this proxy statement.

Name and Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (1) ($)	Total ($)
Michael D. Devlin	2015	400,000	140,000	40,188	580,188
President and Chief	2014	360,500	—	37,541	398,041
Executive Officer	2013	350,000	69,413	24,613	444,026

Guy Hackney	2015	225,000	56,250	15,356	296,606
Executive Vice President	2014	213,313	—	19,381	232,694
Chief Financial Officer	2013	207,100	27,984	18,626	253,710

Michele Pollack	2015	265,000	66,250	16,728	347,978
Executive Vice President	2014	210,834	—	19,688	230,522
Chief Lending Officer	2013	204,693	27,661	19,781	252,135

James F. McGowan, Jr.	2015	198,073	49,518	23,648	271,239
Executive Vice President	2014	194,189	—	27,565	221,754
Chief Credit Officer	2013	188,533	25,353	28,512	242,398

Charles L. Pinto	2015	202,647	50,662	22,250	275,559
Executive Vice President	2014	202,647	—	26,145	228,792
Chief Banking Officer	2013	196,745	26,592	13,925	237,262

__________________________

(1)	All other compensation was comprised of the following elements for the year ended December 31, 2015:

	Devlin	Hackney	Pollack	McGowan	Pinto
Perquisites	16,785	—	—	—	—
Employee Stock Ownership Plan	10,440	9,249	10,440	8,107	8,295
401(k) plan (Bank match)	5,200	4,843	4,787	4,391	—
Employer paid medical	7,763	1,264	1,501	11,150	13,955

Employment Agreements. On September 22, 2014, the Board of Directors of Cape Bank approved an updated employment agreement with Mr. Devlin, Chief Executive Officer and President. The terms of the 2014 employment agreement are substantially similar to those of the employment agreement previously entered into with Mr. Devlin on October 1, 2012. The updated employment agreement has a term of two years and commenced on October 1, 2014. Within 90 days prior to the anniversary date of the agreement, the disinterested members of the Board of Directors of Cape Bank will conduct a comprehensive performance evaluation for purposes of determining whether to extend the term of the agreement for an additional year. If the Board of Directors determines not to extend the term, the agreement will end twelve months following the agreement’s anniversary date. In the event that at any time prior to the agreement anniversary date, Cape Bank or Cape Bancorp, Inc. enters into an agreement to effect a transaction which would be considered a change in control, the employment agreement will terminate two years following the date on which the change in control occurs. The Compensation Committee reviewed Mr. Devlin’s employment agreement in August 2015, recommending no changes.

Mr. Devlin’s annual base salary under the agreement is presently $410,000, effective as of January 2016. In addition, Mr. Devlin is entitled to participate in incentive compensation and bonus plans and employee benefit plans of Cape Bank. Mr. Devlin is entitled to reimbursement of business expenses, including fees for memberships in organizations that Mr. Devlin and Cape Bank mutually agree are necessary and appropriate with the performance of his duties.

In the event of Mr. Devlin’s death, Mr. Devlin’s estate or beneficiary will receive Mr. Devlin’s compensation due through the last day of the calendar month in which the death occurs and Cape Bank will continue to provide Mr. Devlin’s family non-taxable medical and dental benefits for one year after Mr. Devlin’s death. In the event of Mr. Devlin’s disability, Mr. Devlin will be entitled to life insurance and non-taxable medical and dental coverage for two years after the agreement’s termination due to disability, provided that, if earlier, such medical and dental coverage will cease on the date Mr. Devlin becomes eligible for Medicare, unless Mr. Devlin is covered by family coverage or coverage for self and a spouse, in which case Mr. Devlin’s family or spouse will continue to be covered for the remainder of the two-year period. In the event of Mr. Devlin’s voluntarily termination of his employment, Mr. Devlin will receive his compensation and vested rights and benefits to the date of his termination. In the event the Board of Directors terminates Mr. Devlin’s employment without cause or Mr. Devlin terminates his employment within sixty days following an event constituting “good reason,” Mr. Devlin will be entitled to a lump sum cash payment equal to two times his base salary and average bonus earned during the three years prior to the year in which the termination occurs. The following circumstances constitute “good reason”: (A) the failure to elect or reelect or to appoint or reappoint Mr. Devlin to his executive position, or a material change in his position which would cause his position to become one of lesser responsibility, importance or scope of authority; (B) a liquidation or dissolution of Cape Bank (other than a liquidation or dissolution that does not affect his executive status); (C) a reduction in his salary or benefits other than as part of an employee-wide reduction; (D) a relocation of his principal place of employment by more than 50 miles from its location as of the date of the agreement; or (E) a material breach of the agreement. In addition, Mr. Devlin will be entitled, at no expense to him, to the continuation of substantially comparable life insurance and medical and dental coverage for two years following his date of termination, provided that, if earlier, such medical and dental coverage will cease on the date Mr. Devlin becomes eligible for Medicare unless he is covered by family coverage or coverage for self and a spouse, in which case Mr. Devlin’s family or spouse will continue to be covered for the remainder of the two-year period, or the date on which he obtains substantially similar coverage from another employer. In the event Cape Bank terminates Mr. Devlin’s employment without cause or Mr. Devlin voluntarily terminates his employment with “good reason” within one year after a change in control of Cape Bank or Cape Bancorp, Inc., Mr. Devlin will be entitled to the same severance benefits as those described above. In the event the payment or provision of benefits in kind would be deemed illegal or subject to taxes or penalties, such benefits will be replaced with a cash lump sum payment reasonably estimated to be equal to the amount of benefits, to the extent permitted by law.

The agreement provides that for one year following Mr. Devlin’s termination (other than termination of employment following a change in control), Mr. Devlin agrees not to (i) compete with Cape Bank or Cape Bancorp, Inc. within 25 miles of the locations in which Cape Bank or Cape Bancorp, Inc. has business operations or has filed an application for regulatory approval to establish an office; (ii) directly or indirectly solicit any Officer or Employee to terminate their employment with Cape Bank or Cape Bancorp, Inc. and accept employment with or become affiliated with or provide services to a business that competes with the business of Cape Bank, Cape Bancorp, Inc. or any subsidiary or affiliate that has headquarters or offices within 25 miles of any location in which Cape Bank or Cape Bancorp, Inc. has business operations or has filed an application for regulatory approval to establish an office; or (iii) solicit or cause any customer of Cape Bank to terminate an existing business or commercial relationship with Cape Bank.

Change in Control Agreements. Cape Bank entered into change in control agreements with several officers, including, Guy Hackney, Executive Vice President and Chief Financial Officer, Michele Pollack, Executive Vice President and Chief Lending Officer, James F. McGowan, Jr., Executive Vice President and Chief Credit Officer, Charles L. Pinto, Executive Vice President and Chief Banking Officer. The term of each of the change in control agreements is 12 months. Within 90 days prior to the anniversary date of the agreements, the disinterested members of the Board of Directors of Cape Bank will conduct a comprehensive performance evaluation for purposes of determining whether to extend the term of the agreements. If the Board of Directors determines not to extend the term of any of the agreements, such agreements will end on the anniversary date of the agreements. In the event that, at any time prior to the anniversary date of the agreement, Cape Bank or Cape Bancorp, Inc. enters into an agreement to effect a transaction which would constitute a change in control, the agreements will terminate twelve months following the date on which the change in control occurs.

In the event of termination of employment within twelve months following a change in control and during the term of the agreements by Cape Bank for other than cause, or by the executive for “good reason,” as defined in the agreements, then Cape Bank will pay the Named Executive Officers a severance pay lump sum cash payment equal to two times the executive’s base salary and average bonus earned during the three years prior to the year in which the termination occurs. In addition, each executive will be entitled, at no expense to him or her, to the continuation of substantially comparable life insurance and medical and dental coverage for two years following the date of termination, provided that, if earlier, such medical and dental coverage will cease on the date the executive becomes eligible for Medicare unless he or she is covered by family coverage or coverage for self and a spouse, in which case the executive’s family or spouse will continue to be covered for the remainder of the two-year period. In the event the payment or provision of benefits in kind would be deemed illegal or subject to taxes or penalties, such benefits will be replaced with a cash lump sum payment reasonably estimated to equal to the amount of benefits, to the extent permitted by law.

Each agreement provides that for one year following the termination of employment for which the Executive is entitled to a benefit, the Executive agrees not to (i) solicit or take any other action intended to have the effect of causing any Officer or Employee of Cape Bank or Cape Bancorp, Inc. to terminate employment and accept employment with or become affiliated with or provide services to a business that competes with the business of Cape Bank, Cape Bancorp, Inc. or any subsidiary or affiliate, that has headquarters or offices within 25 miles of any location in which Cape Bank or Cape Bancorp, Inc. has business operations or has filed an application for regulatory approval to establish an office; or (ii) solicit or take any other action intended to cause any customer of Cape Bank to terminate an existing business or commercial relationship with Cape Bank.

In September 2015, upon the recommendation of the President and Chief Executive Officer, the Compensation Committee provided notification to the Named Executive Officers that their change in control agreements would be extended for one year with an anniversary date of October 1, 2016.

Grants of Plan-Based Awards

There were no stock option awards granted in 2015 to the Named Executive Officers named in the Summary Compensation Table. The Grants of Plan-Based Awards table below summarizes the Named Executive Officers’ non-equity incentive plan payout award opportunities for 2015:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Michael D. Devlin	02/17/2015	112,000	140,000	210,000
Guy Hackney	02/17/2015	45,000	56,250	84,375
Michele Pollack	02/17/2015	53,000	66,250	99,375
James F. McGowan, Jr.	02/17/2015	39,615	49,518	74,277
Charles L. Pinto	02/17/2015	40,529	50,662	75,993

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth certain information pertaining to outstanding equity awards held by the Named Executive Officers at the fiscal year end December 31, 2015. The number of options held at December 31, 2015 includes options granted under the Cape Bancorp, Inc. 2008 Equity Incentive Plan and the Colonial Financial Services 2011 Equity Plan.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael D. Devlin	300,000	0	—	7.27	06/20/2020
Guy Hackney	60,000	0	—	7.27	06/20/2020
Michele Pollack	60,000	0	—	7.27	06/20/2020
James F. McGowan, Jr.	60,000	0	—	7.27	06/20/2020
Charles L. Pinto	48,000	12,000	—	10.19	07/05/2021

Potential Payments Upon Termination or Change in Control – Employment Agreements

The following table sets forth estimates of the amounts that would be payable to our Named Executive Officers, under their employment agreements or change in control agreements and stock option agreements in the event of their termination of employment on December 31, 2015, under designated circumstances. The table does not include vested or accrued benefits under any tax-qualified benefit plans that do not discriminate in scope, terms or operation in favor of Executive Officers. The estimates shown are highly dependent on a variety of factors, including but not limited to the date of termination, interest rates, federal, state, and local tax rates, and compensation history. Actual payments due could vary substantially from the estimates shown. We consider each termination scenario listed below to be exclusive of all other scenarios and do not expect that any of our Executive Officers would be eligible to collect the benefits shown under more than one termination scenario. If an Executive Officer is terminated for “cause” as defined in the employment agreement or change in control agreement, the Company has no contractual payment or other obligations under the employment agreement or change in control agreement.

	Mr. Devlin		Mr. Hackney		Ms. Pollack		Mr. McGowan		Mr. Pinto
Discharge Without Cause or Resignation With Good Reason — no Change in Control
Salary (lump sum)	$800,000	(1)	$—		$—		$—		$—
Bonus (lump sum)	83,175	(1)	—		—		—		—
Medical, dental and life insurance benefits	17,762	(1)	—		—		—		—
Acceleration of vesting of stock options	—		—		—		—		—
Total	$900,937		$—		$—		$—		$—

Discharge Without Cause or Resignation With Good Reason — Change in Control Related
Salary (lump sum)	$800,000	(1)	$450,000	(4)	$530,000	(4)	$396,146	(4)	$405,294	(4)
Bonus (lump sum)	83,175	(1)	33,743	(4)	42,247	(4)	36,873	(4)	37,793	(4)
Medical, dental and life insurance benefits	17,762	(1)	6,932	(4)	3,250	(4)	33,082	(4)	42,782	(4)
Acceleration of vesting of stock options	—	(3)	—	(3)	—	(3)	—	(3)	26,880	(3)
Total	$900,937		$490,675		$575,677		$466,101		$512,749

Disability
Salary continuation	$—		$—		$—		$—		$—
Medical, dental and life insurance benefits	17,762	(2)	—		—		—		—
Acceleration of vesting of stock options	—	(3)	—	(3)	—	(3)	—	(3)	26,880	(3)
Total	$17,762		$—		$—		$—		$26,880	(3)

Death
Salary (lump-sum payment)	$—		$—		$—		$—		$—
Medical, dental and life insurance benefits	—		—		—		—		—
Acceleration of vesting of stock options	—	(3)	—	(3)	—	(3)	—	(3)	26,880	(3)
Total	$—		$—		$—		$—		$26,880

(1)

In the event of termination without cause (including a termination without cause following a change in control), Mr. Devlin’s employment agreement provides for a payment of two times base salary ($400,000) and average bonus ($41,588) earned (other than signing and retention bonuses) during the three (3) years prior to the year in which the termination occurs, plus non-taxable medical and dental coverage and life insurance coverage substantially comparable to the coverage maintained by Cape Bank for Executive prior to termination of employment for a period of two years of approximately ($17,762).

(2)	In the event of disability, Mr. Devlin’s employment agreement provides that he will be entitled the non-taxable medical and dental coverage and life insurance coverage substantially comparable to the coverage maintained by Cape Bank for Executive prior to disability for a period of two years of approximately ($17,762).
(3)	Amounts represent the value of unvested stock option awards at December 31, 2015 equal to 12,000 options for Mr. Pinto, multiplied by $2.24 per option. The $2.24 value of each option represents the closing price of Cape Bancorp’s stock on December 31, 2015 of $12.43 per share less the option exercise price of $10.19 per share. As of December 31, 2015, Mr. Devlin, Mr. Hackney, Ms. Pollack, and Mr. McGowan had no unvested stock options remaining.

(4)

In the event of termination without cause (including a termination without cause following a change in control), Mr. Hackney’s, Ms. Pollack’s, Mr. McGowan’s, and Mr. Pinto’s change in control agreements provide for a severance payment equal to two years or 2 times base salary ($225,000, $265,000, $198,073, and $202,647, respectively), and average bonus earned during the three (3) years prior to the year in which the termination occurs ($16,872, $21,214, $18,436, and $18,896, respectively), plus non-taxable medical and dental coverage and life insurance coverage for a period of two (2) years, of approximately ($6,932, $3,250, $33,082, and $42,782, respectively).

Director Compensation

The following table provides the compensation received by individuals who served as non-employee Directors of Cape Bank during 2015.

Name	Fees Earned or Paid in Cash($)(2)	Stock Awards($)(3)		Option Awards($)(5)	Non-Equity Incentive Plan Compensation($)	All Other Compensation($)(6)	Total($)
James Deutsch	23,423	47,510	(4)	—	—	—	70,933
Agostino R. Fabietti	47,677	46,910	(4)	—	—	171	94,758
Gregory J. Facemyer	29,408	47,510	(4)	—	—	—	76,918
Frank J. Glaser	42,511	46,910	(4)	—	—	171	89,592
Roy Goldberg	40,465	46,910	(4)	—	—	143	87,518
Benjamin D. Goldman	38,465	46,910	(4)	—	—	143	85,518
David C. Ingersoll, Jr.	43,461	46,910	(4)	—	—	171	90,542
James J. Lynch(1)	6,692	8,750	(4)	—	—	—	15,442
Hugh J. McCaffrey	28,008	47,510	(4)	—	—	—	75,518
Matthew J. Reynolds	39,287	46,910	(4)	—	—	171	86,368
Thomas K. Ritter	45,919	46,910	(4)	—	—	—	92,829
Althea L.A. Skeels	40,311	46,910	(4)	—	—	143	87,364

______________________

(1)	Mr. Lynch resigned from the Board of Directors, effective March 18, 2015. On March 18, 2015, Mr. Deutsch was appointed by the Board to serve out the remainder of Mr. Lynch’s term.
(2)	Comprised of retainer, committee fees, and Chairman fees.
(3)

Directors Goldberg, Goldman, and Skeels held 5,825 shares of Restricted Stock as of December 31, 2015. Directors Deutsch, Fabietti, Facemyer, Glaser, Ingersoll, McCaffery, Reynolds, and Ritter held 5,000 shares of Restricted Stock as of December 31, 2015.

(4)

Directors Deutsch, Facemyer and McCaffrey were granted 1,000 shares of Restricted Stock on April 27, 2015 and were also granted 4,000 shares of Restricted Stock on June 15, 2015. Directors Fabietti, Glaser, Goldberg, Goldman. Ingersoll, Reynolds, Ritter and Skeels were granted 1,000 shares of Restricted Stock on February 17, 2015 and were also granted 4,000 shares of Restricted Stock on June 15, 2015. All restricted stock grants vest at the rate of 20% per year commencing on the one year anniversary of the date of grant. Director Lynch was granted 1,000 shares of Restricted Stock on February 17, 2015; however, upon Mr. Lynch’s resignation from the Board of Directors, effective March 18, 2015, these restricted shares were forfeited. The amount reflected in this column is the grant date fair value of the Restricted Stock awards, determine in accordance with the stock based accounting rules under FASB ASC Topic 718. Under these rules, the grant date fair value of the Restricted Stock is closing price on the date of the award, multiplied times the number of shares owned.

(5)

Directors Fabietti, Glaser, Ingersoll, and Ritter each held 2,950 Stock Options as of December 31, 2015, of which all were vested in each Director. Directors Goldberg, Goldman, and Skeels each held 2,950 Stock Options as of December 31, 2015, of which 1,180 were vested in each Director. Director Reynolds held 2,360 Stock Options as of December 31, 2015, of which all were vested.

(6)	The amount in this column reflects the cash dividend payments on restricted stock.

Retainer and Meeting Fees For Non-Employee Directors. For 2015, non-employee Directors of Cape Bank were paid an annual retainer of $29,000 (payable bi-weekly) as well as an annual retainer ranging $2,500 to $4,000 (payable bi-weekly) for Committee Chairman and a range of $350 to $500 for a committee meeting. Directors do not receive any additional fees for their service on the Board of Directors of Cape Bancorp, Inc.

Equity Awards for Non-Employee Directors. In 2015, following the findings of a Pearl Myers review on Board of Directors compensation, the Compensation Committee recommended to the Board of Directors granting an equity award of 1,000 shares of restricted stock to Directors Fabietti, Glaser, Goldberg, Goldman, Ingersoll, Lynch, Reynolds, Ritter and Skeels. The Board of Directors approved this grant effective February 17, 2015. Upon his resignation on March 18, 2015, Mr. Lynch forfeited his equity award.

In April 2015, the Compensation Committee recommended to the Board of Directors granting an equity award of 1,000 shares of restricted stock to Director Deutsch, who replaced Mr. Lynch effective March 18, 2015, and Directors Facemyer and McCaffrey, who were added to the Board on April 1, 2015, following the successful acquisition of Colonial Financial Services. The Board approved this grant effective April 27, 2015.

In June 2015, the Compensation Committee recommended to the Board of Directors granting an equity award of 4,000 shares of restricted stock to non-employee Directors. The Board of Directors approved this grant effective June 15, 2015.

Director Retirement Plan. In 2008, the Bank froze the Director’s Retirement Plan. This previously amended and restated retirement plan was represented by individual agreements with the Directors. In accordance with each Director’s retirement agreement, the Director is entitled to a normal retirement benefit upon termination of service on or after the Director’s normal retirement age, equal to 2.5% times the Director’s years of service with Cape Bank (not to exceed a benefit equal to 50%) of the average of the greatest fees earned by a Director during any five consecutive calendar years. This benefit is payable to the Director in equal monthly installments for a period of 10 years. Director Ingersoll is the only Director qualified to receive this benefit upon retirement. As part of their Amended and Restated Agreements in 2009, Directors Glaser and Reynolds received a lump sum benefit.

ITEM 12.	SECURITY OWNDERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding

Patriot Financial Partners, GP, LLC(2) Cira Center 2929 Arch Street Philadelphia, PA 19104	1,626,360	12.01%

Cape Bank Employee Stock Ownership Plan(3) 225 North Main Street Cape May Court House, NJ 08210	1,076,670	7.95%

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

(2)

Based on a Form13F filed by Patriot Financial Partners GP, LP filed on February 5, 2016. Patriot Financial Partners, L.P. possesses shared voting and dispositive power and beneficially owns 1,385,856 shares of Company stock. Patriot Financial Partners Parallel, L.P. possesses shared voting and dispositive power and beneficially owns 239,404 shares of Company stock. Patriot Financial Manager L.P. possesses shared voting and dispositive power and beneficially owns 1,100 shares of Company stock. Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P, and Patriot Financial Manager L.P. are collectively referred to herein as the “Funds.” Patriot Financial Partners, GP, LLC (the “LLC”) serves as a general partner of Patriot Financial Partners GP, L.P. (the “GP”) and the GP serves as general partner of the Funds. Messrs. Wycoff, Lubert, Lynch and Deutsch also serve as general partners of the Funds and the GP and as members of the LLC. Based on these relationships, each of Messrs. Wycoff, Lubert, Lynch, and Deutsch, the LLC and the GP may be deemed to possess shared voting and dispositive power over the shares of Company common stock held by the Funds, which totals 1,1626,360 shares. Mr. Deutsch became a Director of Cape Bancorp, Inc. on March 18, 2015.

(3)	Based on a Schedule 13G/A filed by Cape Bank Employee Stock Ownership Plan Trust with the SEC on February 11, 2016.

Security Ownership of Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned

Directors(18):

Michael D. Devlin	524,596 (2)	3.87%

James F. Deutsch	1,631,360(3)	12.04%

Agostino R. Fabietti	111,734(4)	*

Gregory J. Facemyer	83,481(5)	*

Frank J. Glaser	19,325(6)	*

Roy Goldberg	7,555(7)	*

Benjamin D. Goldman	9,555(8)	*

David C. Ingersoll, JR.	45,325(9)	*

Hugh J. McCaffrey	20,016(10)	*

Mathew J. Reynolds	31,775(11)	*

Thomas K. Ritter	175,302(12)	1.29%

Althea L.A. Skeels	21,336(13)	*

Named Executive Officers(18)		*

Guy Hackney	102,725(14)	*

Michele Pollack	64,526(15)	*

James F. McGowan, Jr.	66,211(16)	*

Charles L. Pinto	53,013(17)	*

All Directors and Named Executive Officers as a group (16 persons)	2,965,832	21.90%

(1)

The percentage of Cape common stock beneficially owned was calculated based on 13,540,875 shares of common stock issued and outstanding as of December 31, 2015. The percentage treats as outstanding all shares underlying equity awards that are exercisable within 60 days after December 31, 2015 held by the directors and executive officers noted below, but not shares underlying equity awards that are exercisable by other stockholders.

(2)

Includes 34,568 shares held by Mr. Devlin’s spouse, 4,500 shares held by Mr. Devlin’s daughters, 60,743 shares held by Mr. Devlin in an individual retirement account, 9,910 shares held by Mr. Devlin in the Cape ESOP and 300,000 shares of common stock issuable upon exercise of options issued under a Cape equity plan.

(3)	Includes 1,626,360 shares held in a partnership in which Mr. Deutsch is a member, and 5,000 shares of restricted stock held by Mr. Deutsch under a Cape equity plan.

(4)

Includes 71,874 shares held by Mr. Fabietti’s spouse, 22,375 shares held in an individual retirement account, 4,800 shares of restricted stock held by Mr. Fabietti under a Cape equity plan and 2590 shares of common stock issuable upon exercise of options issued under a Cape equity plan.

(5)

Includes 25,331 shares held by Mr. Facemyer in an individual retirement account, 5,648 shares of restricted stock held by Mr. Facemyer under a Cape equity plan and an equity plan assumed by Cape, and 3,240 shares of common stock issuable upon exercise of options issued under an equity plan assumed by Cape.

(6)

Includes 5,000 shares held by Mr. Glaser in an individual retirement account, 5,000 shares owned by a company controlled by Mr. Glaser, 4,800 shares of restricted stock held by Mr. Glaser under a Cape equity plan and 2,950 shares of common stock issuable upon exercise of options issued under a Cape equity plan.

(7)	Includes 5,625 shares of restricted stock held by Mr. Goldberg under a Cape equity plan, and 1,180 shares of common stock issuable upon exercise of options issued under a Cape equity plan.
(8)	In Includes 5,625 shares of restricted stock held by Mr. Goldman under a Cape equity plan and 1,180 shares of common stock issuable upon exercise of options issued under a Cape equity plan.
(9)	Includes 4,800 shares of restricted stock held by Mr. Ingersoll under a Cape equity plan and 2,950 shares of common stock issuable upon exercise of options issued under a Cape equity plan.
(10)

Includes 4,904 shares held by Mr. McCaffrey in an individual retirement account, 5,648 shares of restricted stock held by Mr. McCaffrey under a Cape equity plan and an equity plan assumed by Cape, and 3,240 shares of common stock issuable upon exercise of options issued under an equity plan assumed by Cape.

(11)

Includes 7,250 shares held by Mr. Reynolds in Mr. Reynolds’ company 401(k) Plan, 4,000 shares held by Mr. Reynolds in an individual retirement account, 4,800 shares of restricted stock held by Mr. Reynolds under a Cape equity plan and 2,360 shares of common stock issuable upon exercise of option issued under a Cape equity plan.

(12)

Includes 107,389 shares held by Mr. Ritter’s spouse, 48,588 shares owned by a company controlled by Mr. Ritter, 10,000 shares in Mr. Ritter’s company 401(k) plan, 4,800 shares of restricted stock held by Mr. Ritter under a Cape equity plan and 2,590 shares of common stock issuable upon exercise of option issued under a Cape equity plan.

(13)

Includes 4,319 shares held by Ms. Skeels in an individual retirement account, 5,625 shares of restricted stock held by Ms. Skeels under a Cape equity plan, and 1,180 shares of common stock issuable upon exercise of options issued under a Cape equity plan.

(14)

Includes 3,206 shares held by Mr. Hackney in an individual retirement account, 25,638 shares held by Mr. Hackney in the Cape 401(k) Plan, 8,348 shares held by Mr. Hackney in the Cape ESOP and 60,000 shares of common stock issuable upon exercise of options issued under a Cape equity plan.

(15)	Includes 4,526 shares held by Ms. Pollack in the Cape ESOP and 60,000 shares of common stock issuable upon exercise of options under a Cape equity plan.
(16)

Includes 2,000 shares held by Mr. McGowan in an individual retirement account, 4,211 shares held by Mr. McGowan in the Cape ESOP and 60,000 shares of common stock issuable upon exercise of options under a Cape equity plan.

(17)

Includes 2,300 shares held by Mr. Pinto in an individual retirement account, 2,713 shares held by Mr. Pinto in the Cape ESOP and 48,000 shares of common stock issuable upon exercise of options under a Cape equity plan.

(18)	Each director and executive officer maintains a mailing address at 225 North Main Street, Cape May Court House, New Jersey 08210.

Changes in Control

In connection with the Merger Agreement, the directors and certain executive officers have agreed to vote in favor of the Merger Agreement at the Cape Bancorp special meeting. Cape Bancorp, Inc. knows of no other arrangements, including any pledge by any person of securities of Cape Bancorp, the operation of which may at a subsequent date result in a change in control of Cape Bancorp.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2015, about Cape Bancorp common stock that may be issued upon exercise of options under stock-based benefit plans maintained by Cape Bancorp, as well as the number of securities available for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	799,171	$8.08	951,917

Equity compensation plans not approved by security holders	-	N/A	-

Total	799,171	$8.08	951,917

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Board Independence and Leadership Structure

The Board of Directors affirmatively determines the independence of each Director in accordance with Nasdaq Stock Market rules, which include all elements of independence set forth in the Nasdaq listing standards. Based on these standards, the Board of Directors has determined that, with the exception of Michael D. Devlin, our President and Chief Executive Officer, each member of the Board of Directors is independent of Cape Bancorp, Inc.

Transactions with Directors and Management

Loans and Extensions of Credit. The aggregate amount of loans by Cape Bank to its Executive Officers and Directors, and their affiliates, was $5.98 million at December 31, 2015. As of that date, all of these loans were performing according to their original terms. Cape Bank had a policy of offering a 100 basis point interest rate discount to its employees (including officers) for loans on their primary residence. Effective December 31, 2008, this policy was discontinued. No such discounted loans were offered by Cape Bank to its Directors. The outstanding loans made to our Directors and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Cape Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Set forth below is certain information for the loans made by Cape Bank to its Named Executive Officers who were indebted to Cape Bank at any time since January 1, 2010. All loans are secured loans and designated as residential loans are first mortgage loans secured by the borrower’s principal place of residence. Mr. Hackney chose not to participate in the employee discount loan program.

Name of Individual	Loan Type	Date Originated	Original Loan Amount ($)	Highest Balance During Fiscal 2015 ($)	Balance on December 31, 2015 ($)	Interest Rate on December 31, 2015
Guy Hackney	HELOC	8/19/2011	50,000	25,000	0	3.25%
Ed Geletka	Consumer Overdraft LOC	01/26/2010	20,000	1,247	1	7.10%

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended December 31, 2015 and December 31, 2014.

The aggregate fees included in the Audit Fees category were fees billed for the calendar years for the audit of our annual financial statements and the review of our quarterly financial statements. The aggregate fees included in each of the other categories were fees billed in the stated periods.

	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees	$396,500	$428,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit Fees. Audit fees of $396,500 for the year ended December 31, 2015 and $428,000 for the year ended December 31, 2014 were for professional services rendered for the audits of our consolidated financial statements, included in our annual report on Form 10-K, review of the financial statements included in our quarterly reports on Form 10-Q and the audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and 2014.

Audit-Related Fees. There were no audit-related fees billed for the year ended December 31, 2015 and December 31, 2014.

Tax Fees. Cape Bancorp determined that the independent registered public accounting firm would not perform the preparation and filing of its corporate tax returns, tax compliance and other tax-related services for 2015 and 2014.

All Other Fees. There were no other fees billed for the years ended December 31, 2015 and December 31, 2014.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement letter prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All audit-related fees, tax fees and all other fees described above were approved either as part of our engagement of Crowe Horwath LLP or pursuant to the pre-approval policy described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(C)	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

EXHIBIT INDEX
Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of September 10, 2014 by and between Cape Bancorp, Inc. and Colonial Financial Services, Inc. (1)

2.2	Agreement and Plan of Merger dated as of January 5, 2016 by and among OceanFirst Financial Corp., Justice Merger Sub Corp. and Cape Bancorp, Inc.(2)

3.1	Articles of Incorporation of Cape Bancorp, Inc. (3)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (4)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (3)

10.1	Form of Employee Stock Ownership Plan (3)

10.2	Employment Agreement for Michael D. Devlin (7)

10.3	Change in Control Agreement for Guy Hackney (5)

10.4	Change in Control Agreement for James McGowan, Jr. (5)

10.5	Change in Control Agreement for Michele Pollack (5)

10.6	Change in Control Agreement for Charles L. Pinto (6)

10.7	Form of Director Retirement Plan (3)

10.8	2008 Equity Incentive Plan (8)

10.9	Change in Control Agreement for Edward J. Geletka (9)

14	Code of Ethics (10)

21	Subsidiaries of Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the years ended December 31, 2015 and comparable prior years formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income , (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-33934) filed with the Securities and Exchange Commission on September 11, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-33934) filed with the Securities and Exchange Commission on January 7, 2016.
(3)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(8)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE BANCORP, INC.

Date: March 15, 2016	By:	/s/ Michael D. Devlin
Michael D. Devlin Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Michael D. Devlin	Chief Executive Officer and President	March 15, 2016
Michael D. Devlin	(Principal Executive Officer)

/s/ Guy Hackney	Chief Financial Officer	March 15, 2016
Guy Hackney	(Principal Financial and Accounting Officer)

/s/ James F. Deutsch	Director	March 15, 2016
James F. Deutsch

/s/ Agostino R. Fabietti	Director	March 15, 2016
Agostino R. Fabietti

/s/ Gregory J. Facemyer	Director	March 15, 2016
Gregory J. Facemyer

/s/ Roy Goldberg	Director	March 15, 2016
Roy Goldberg

/s/ Benjamin D. Goldman	Director	March 15, 2016
Benjamin D. Goldman

/s/ Frank J. Glaser	Director	March 15, 2016
Frank J. Glaser

/s/ Althea L.A. Skeels	Director	March 15, 2016
Althea L.A. Skeels

/s/ David C. Ingersoll, Jr.	Director	March 15, 2016
David C. Ingersoll, Jr.

/s/ Matthew J. Reynolds	Director	March 15, 2016
Matthew J. Reynolds

/s/ Thomas K. Ritter
Thomas K. Ritter	Director	March 15, 2016

Signatures	Title	Date
/s/ Hugh J. McCaffrey	Director	March 15, 2016
Hugh J. McCaffrey

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CAPE BANCORP, INC. AND SUBSIDIARIES

*    *    *

Crowe Horwath LLP
Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Cape Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission".

Crowe Horwath LLP

Livingston, New Jersey

March 15, 2016

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash & due from financial institutions	$8,979	$6,785
Interest-bearing bank balances	11,519	24,687
Cash and cash equivalents	20,498	31,472
Interest-bearing time deposits	8,161	9,538
Investment securities available for sale, at fair value (amortized cost of $266,165 and $149,155 respectively)	263,941	147,788
Investment securities held to maturity, at amortized cost (fair value of $14,314 and $17,746, respectively)	14,298	17,924
Loans, net of allowance of $9,989 and $9,387, respectively	1,165,044	770,289
Accrued interest receivable	4,562	3,196
Premises and equipment, net	28,589	19,672
Other real estate owned	3,063	5,279
Federal Home Loan Bank (FHLB) stock, at cost	6,354	7,053
Deferred income taxes	12,451	10,062
Bank owned life insurance (BOLI)	47,238	31,305
Goodwill	23,940	22,575
Intangible assets, net	1,045	330
Assets held for sale	440	-
Other assets	2,361	3,411
Total assets	$1,601,985	$1,079,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$1,154,634	$710,788
Noninterest-bearing deposits	158,747	86,268
Federal funds purchased and repurchase agreements	9,972	9,956
Federal Home Loan Bank borrowings	101,007	126,386
Advances from borrowers for taxes and insurance	1,751	711
Accrued interest payable	119	120
Other liabilities	7,374	4,787
Total liabilities	1,433,604	939,016

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 16,073,709 shares at December 31, 2015 and 13,344,776 shares at December 31, 2014; outstanding 13,540,875 shares at December 31, 2015 and 11,475,396 shares at December 31, 2014	161	133
Additional paid-in capital	155,698	128,630
Treasury stock at cost: 2,532,834 shares at December 31, 2015 and 1,869,380 shares at December 31, 2014	(25,463)	(18,077)
Unearned ESOP shares	(7,250)	(7,676)
Accumulated other comprehensive loss, net	(2,210)	(1,483)
Retained earnings	47,445	39,351
Total stockholders' equity	168,381	140,878
Total liabilities & stockholders' equity	$1,601,985	$1,079,894

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2015	2014	2013
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$46,372	$36,990	$37,063
Interest and dividends on investments
Taxable	2,096	1,604	1,659
Tax-exempt	395	374	487
Interest on mortgage-backed securities	2,212	1,667	1,832
Total interest income	51,075	40,635	41,041
Interest expense:
Interest on deposits	3,675	2,753	2,985
Interest on borrowings	2,348	2,455	2,307
Total interest expense	6,023	5,208	5,292
Net interest income before provision for loan losses	45,052	35,427	35,749
Provision for loan losses	2,675	3,014	2,011
Net interest income after provision for loan losses	42,377	32,413	33,738
Non-interest income:
Service fees	4,099	2,938	3,469
Net gains on sale of loans	68	432	1,222
Net increase from BOLI	1,211	889	951
Gain (loss) on sale of investment securities available for sale, net	150	2,297	(561)
Net gain (loss) on sale of OREO	(297)	(274)	81
Bargain purchase gain	6,479	-	-
Other	766	369	804
Total non-interest income	12,476	6,651	5,966
Non-interest expense:
Salaries and employee benefits	19,103	13,872	15,893
Occupancy expenses, net	2,666	1,939	1,728
Equipment expenses	1,334	992	1,116
Federal insurance premiums	964	785	928
Data processing	1,492	944	1,393
Loan related expenses	1,247	1,285	1,463
Marketing expense	854	782	597
Telecommunications	1,375	1,138	1,219
Professional services	1,081	771	675
Merger related expenses	2,305	820	-
OREO expenses	2,040	1,465	1,244
Other operating	4,598	3,234	3,666
Total non-interest expense	39,059	28,027	29,922
Income before income taxes	15,794	11,037	9,782
Income tax expense	3,639	4,253	4,231
Net income	$12,155	$6,784	$5,551

Earnings per share (see Note 18):
Basic	$0.97	$0.62	$0.47
Diluted	$0.96	$0.61	$0.46

Weighted average number of shares outstanding:
Basic	12,547,817	10,893,561	11,904,369
Diluted	12,718,451	11,015,015	11,950,943

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2015			2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)

Net income	$15,794	$3,639	$12,155	$11,037	$4,253	$6,784	$9,782	$4,231	$5,551
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on AFS securities	(707)	(281)	(426)	3,781	1,510	2,271	(4,172)	(1,667)	(2,505)
Increase in fair value of AFS securities sold	-	-	-	1,889	754	1,135	-	-	-
Amortization of previously unrealized loss on AFS securities transferred to HTM	110	44	66	(100)	(40)	(60)	(174)	(70)	(104)
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(150)	(60)	(90)	(2,297)	(917)	(1,380)	561	224	337
Unrealized holding gains (losses) arising during the period on interest rate swap	(461)	(184)	(277)	(829)	(331)	(498)	-	-	-
Less reclassification adjustment for credit related OTTI realized in net income	-	-	-	-	-	-	-	-	-
Total other comprehensive income (loss)	(1,208)	(481)	(727)	2,444	976	1,468	(3,785)	(1,513)	(2,272)

Total comprehensive income	$14,586	$3,158	$11,428	$13,481	$5,229	$8,252	$5,997	$2,718	$3,279

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2015, 2014 and 2013

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)

Balance, December 31, 2012	$133	$127,767	$-	$(8,528)	$(679)	$32,133	$150,826
Net income	-	-	-	-	-	5,551	5,551
Other comprehensive loss	-	-	-	-	(2,272)	-	(2,272)
Stock option compensation expense	-	444	-	-	-	-	444
Restricted stock compensation expense	-	17	-	-	-	-	17
Issuance of stock for stock options	-	33	113	-	-	-	146
Issuance of restricted stock	-	(38)	38	-	-	-	-
Cash dividends declared on common stock stock ($0.21 per share)	-	-	-	-	-	(2,495)	(2,495)
Common stock repurchased -1,301,116 shares	-	-	(12,186)	-	-	-	(12,186)
ESOP shares earned	-	(30)	-	426	-	-	396
Balance, December 31, 2013	133	128,193	(12,035)	(8,102)	(2,951)	35,189	140,427
Net income	-	-	-	-	-	6,784	6,784
Other comprehensive income	-	-	-	-	1,468	-	1,468
Stock option compensation expense	-	448	-	-	-	-	448
Restricted stock compensation expense	-	23	-	-	-	-	23
Issuance of stock for stock options	-	(40)	173	-	-	-	133
Cash dividends declared on common stock ($0.24 per share)	-	-	-	-	-	(2,622)	(2,622)
Common stock repurchased - 602,389 shares	-	-	(6,215)	-	-	-	(6,215)
ESOP shares earned	-	6	-	426	-	-	432
Balance, December 31, 2014	133	128,630	(18,077)	(7,676)	(1,483)	39,351	140,878
Net income	-	-	-	-	-	12,155	12,155
Other comprehensive loss	-	-	-	-	(727)	-	(727)
Acquisition of Colonial Financial	28	27,138	(1,079)	-	-	-	26,087
Stock option compensation expense	-	353	-	-	-	-	353
Restricted stock compensation expense	-	125	-	-	-	-	125
Issuance of stock for stock options	-	(43)	197	-	-	-	154
Issuance of restricted stock	-	(528)	528	-	-	-	-
Cash dividends declared on common stock ($0.32 per share)	-	-	-	-	-	(4,061)	(4,061)
Common stock repurchased - 623,935 shares	-	-	(7,032)	-	-	-	(7,032)
ESOP shares earned	-	23	-	426	-	-	449
Balance, December 31, 2015	$161	$155,698	$(25,463)	$(7,250)	$(2,210)	$47,445	$168,381

See accompanying notes to consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$12,155	$6,784	$5,551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,675	3,014	2,011
Net gain on the sale of loans	(68)	(432)	(1,222)
Net gain on the sale of assets held for sale	-	-	(569)
Net (gain) loss on the sale of other real estate owned	297	274	(81)
Write-down of other real estate owned	1,528	679	492
Net (gain) loss on sale of investment securities	(150)	(2,297)	561
Increase in cash surrender value of BOLI	(1,211)	(889)	(951)
Originations of loans held for sale	-	-	(39,294)
Proceeds from sales of residential mortgage loans originated for sale	345	2,241	46,994
Depreciation and amortization	3,704	2,227	2,050
ESOP and stock-based compensation expense	927	903	857
Deferred income taxes	(1,905)	4,702	3,522
Bargain purchase gain	(6,479)	-	-
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	17	39	(144)
Other assets	7,927	(1,605)	3,239
Accrued interest payable	(23)	18	(46)
Other liabilities	353	(5,012)	(1,619)
Net cash provided by operating activities	20,092	10,646	21,351
Cash flows from investing activities
Proceeds from sales of AFS securities	88,263	21,600	20,927
Proceeds from calls, maturities, and principal repayments of AFS securities	43,642	28,633	43,647
Proceeds from calls, maturities, and principal repayments of HTM securities	3,675	-	1,714
Purchases of AFS securities	(37,356)	(43,201)	(60,956)
Purchases of HTM securities	-	(1,177)	(481)
Redemption (Purchase) of Federal Home Loan Bank stock, net	1,202	694	(1,972)
Proceeds from the sale of assets held for sale	-	-	842
Proceeds from sale of other real estate owned	4,368	3,257	5,826
Proceeds from bank owned life insurance	412	761	-
(Increase) decrease in interest-bearing time deposits	1,377	(353)	74
Increase in loans, net	(54,299)	(278)	(74,003)
Proceeds from sales of loans transferred from loans to loans held for sale	9,403	5,323	-
Purchases of premises and equipment	(1,090)	(567)	(747)
Purchase of loans	(88,442)	-	-
Cash acquired, net of cash paid for acquisitions	53,364	-	-
Net cash (used in) provided by investing activities	24,519	14,692	(65,129)
Cash flows from financing activities
Net increase (decrease) in deposits	(18,205)	(1,366)	13,831
Increase (decrease) in advances from borrowers for taxes and insurance	(41)	(57)	116
Increase in long-term borrowings	(15,000)	11,000	-
Repayments of long-term borrowings	-	-	(15,000)
Increase (decrease) in short-term borrowings	(11,400)	(19,600)	60,000
Purchase of Treasury stock	(7,032)	(6,215)	(12,186)
Proceeds from exercise of shares from stock option	154	133	145
Dividends paid on common stock	(4,061)	(2,622)	(2,495)
Net cash provided by (used in) financing activities	(55,585)	(18,727)	44,411
Net increase (decrease) in cash and cash equivalents	(10,974)	6,611	633
Cash and cash equivalents at beginning of year	31,472	24,861	24,228
Cash and cash equivalents at end of year	$20,498	$31,472	$24,861
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$6,024	$5,190	$5,338
Income taxes, net of refunds	$(450)	$320	$(1,668)
Supplementary disclosure of non-cash investing activities:
AFS investment security purchases that settle after year-end	$1,198	$-	$4,189
AFS investment security purchase commitments that settled during the period	$-	$(4,189)	$(2,000)
Transfers from AFS to HTM investment securities	$-	$7,614	$10,148
Transfers between loans and loans held for sale, net	$9,542	$4,550	$825
Transfers from loans to other real estate owned	$2,742	$1,636	$6,498
Premises and equipment transferred to assets held for sale	$440	$-	$-

See accompanying notes to consolidated financial statements.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Cape Bancorp Inc., (the “Company”) is a Maryland corporation that was incorporated on September 14, 2007 for the purpose of becoming the holding company of Cape Bank.

Cape Bank (the “Bank”) is a New Jersey-chartered stock savings bank. The Bank provides a complete line of business and personal banking products. Following its April 1, 2015 acquisition of Colonial Financial Services, Inc. (“Colonial”) and Colonial Bank FSB (“Colonial Bank”), Vineland, New Jersey, Cape Bank operates through its twenty-two full service offices (including the Sun National Bank Hammonton, New Jersey branch location purchased on August 28, 2015) located throughout Atlantic, Cape May, Cumberland and Gloucester counties in New Jersey, including its main office located at 225 North Main Street, Cape May Court House, New Jersey, three market development offices (“MDOs”) located in Burlington, Cape May and Atlantic Counties in New Jersey, and two MDOs in Pennsylvania servicing the five county Philadelphia market located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015).

On January 5, 2016, the Company entered into a definitive agreement and plan of merger with OceanFirst Financial Corp. (“OceanFirst”) pursuant to which Cape Bancorp will merge with and into OceanFirst and Cape Bank will merge with and into OceanFirst Bank. The transaction is expected to close in the summer of 2016, subject to approval by the shareholders of each company, receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest bearing bank balances. The Federal Reserve Bank required reserves of $1.8 million as of December 31, 2015, and $659,000 as of December 31, 2014, are included in these balances.

Interest-Bearing Time Deposits: Interest-bearing time deposits are held to maturity, are carried at cost and have original maturities greater than three months.

Investment Securities: The Bank classifies investment securities as either available for sale (“AFS”) or held to maturity (“HTM”). Investment securities classified as AFS are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of related income tax effects. Investment securities classified as HTM are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the related investments, using the level yield method. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity. In March 2014, the Bank reclassified a portion of the available for sale securities as held to maturity, as these securities may be particularly susceptible to changes in fair value in the near term as a result of market volatility. Gains and losses on sales of investment securities are recognized upon realization utilizing the specific identification method.

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

On February 27, 2014, the Company sold its remaining portion of collateralized debt obligation (“CDO”) with a book value of zero, resulting in a pre-tax gain of $1.9 million.

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

On April 1, 2015, the Bank transferred $9.5 million, net of $728,000 in write-downs, from loans to loans held for sale.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At December 31, 2015, TDRs totaled $3.9 million, of which $2.8 million were accruing TDRs and $1.1 million were non-accruing TDRs. This compares to $5.7 million of TDRs at December 31, 2014, of which $4.9 million were accruing TDRs and $819,000 were non-accruing TDRs. (See Note 5 - Loans Receivable).

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

Construction: Construction loans are granted to experienced and reputable builders and developers that have the capital and liquidity to carry a project to completion and stabilization. Construction loans are considered riskier than commercial financing on improved and established commercial real estate and loans for the purchase of existing residential properties. The risk of potential loss increases if the original cost estimates or estimated time to complete the project vary significantly from the actual costs or length of time in which the project was completed.

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

Other Real Estate Owned (“OREO”): Real estate acquired as a result of foreclosure (including in-substance foreclosures), or by deed in lieu of foreclosure is classified as OREO and is initially recorded at the estimated fair market value, less the estimated cost to sell, at the date of foreclosure, thereby establishing a new cost basis. If the fair value declines subsequent to foreclosure, an OREO write-down is recorded through expense and the OREO balance is lowered to reflect the current fair value. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 7 years. (See Note 19 – Sale of Bank Assets).

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2015 was performed in the fourth quarter at which time there was no impairment to be recognized. The Company also evaluates goodwill on a quarterly basis, utilizing the methodology that is required for the annual goodwill assessment. There was no goodwill associated with the acquisition of Colonial.

The Company recorded a bargain purchase gain of $6.5 million on the acquisition of Colonial. In August 2015, the Company recorded $1.4 million of goodwill associated with the Sun National Bank branch acquisition.

 Other intangible assets consist of core deposit intangible assets arising from bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 5 to 13 years. The acquisition of Colonial and the Sun branch resulted in an additional core deposit intangible totaling $798,000 and $77,000, respectively, both of which are being amortized over ten years. Other intangible assets also include loan servicing rights which are amortized on the level yield method over the life of the loan. Other intangible assets are assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

Defined Benefit Plan: The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (The “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. (See Note 15 – Benefit Plans).

The plan was amended to freeze participation to new employees commencing January 1, 2008. Employees who became eligible to participate prior to January 1, 2008, will continue to accrue a benefit under the plan. The Bank accrues pension costs as incurred. The plan was further amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

401(k) Plan: The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. Effective January 1, 2012, the Bank eliminated the matching contribution formula and replaced it with a discretionary form of matching contribution. For the years ended December 31, 2015, 2014 and 2013, the Bank made discretionary contributions and charged $308,000, $137,000 and $141,000, respectively, to employer contribution expense for the 401(k) plan. Effective January 1, 2016, the plan structure changed to a Safe Harbor option whereby the Company will match 100% of the first 3% of an employee’s contribution to the plan and 50% of the next 2% of the employee’s contribution to the plan, or a maximum of 4% of the employee’s salary.

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of December 31, 2015, 246,867 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan. (See Note 15 – Benefit Plans).

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

Earnings Per Share: Basic earnings per common share is the net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as certain other items, which result in a change to equity during the period. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity and unrealized holding gains and losses arising during the period on interest rate swaps. (See the Consolidated Statement of Changes in Comprehensive Income).

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

On July 29, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan under which the Company would repurchase up to 5%, or approximately 707,841 shares, of the Company’s issued and outstanding shares. As of December 31, 2015, the Company had repurchased 623,935 shares at an average price of $11.27 per share. At December 31, 2015, 2,532,834 shares were held in the treasury at an average price of $10.05 per share. The repurchase plan was suspended pending the proposed merger with OceanFirst.

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

 NOTE 3 – ACQUISITIONS

In the course of normal operations, the Cape board of directors routinely reviewed the financial performance of Cape Bank, its business model, and the limitations on the market value the investment community placed on financial institutions headquartered on the New Jersey shore. In addition, risk assessment, succession planning and opportunities for organic growth were also routinely reviewed by the Cape board. These efforts led to Cape’s restructuring of its product lines and balance sheet beginning in 2012, as well as its geographic expansion. Cape’s board of directors reviewed and discussed the Colonial transaction with Cape’s management and its financial and legal advisors in unanimously determining that the acquisition of Colonial was advisable and was fair to, and in the best interests of, Cape and its stockholders. In reaching its determination, the Cape board of directors considered a number of factors, including, among others, the following: the Merger would expand Cape’s branch network into Southern and Western New Jersey and towards the Philadelphia market area; the Merger would increase Cape’s assets by nearly 50% to $1.6 billion and increase its core deposits by over 70% to $897.0 million; the Merger would be less than 5% dilutive to tangible book value, with an anticipated earn-back of lost tangible book value of approximately 2.7 years and would provide a strong return on investment with an expected internal rate of return of approximately 18%, as well as economies of scale and improved efficiencies increasing Cape’s overall competitiveness and ability to deliver stockholder value.

On September 10, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Colonial Financial Services, Inc. (“Colonial”). The Agreement provided that, upon the terms and subject to the conditions set forth therein, Colonial would merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Thereafter, Colonial Bank, FSB, a wholly-owned subsidiary of Colonial, would merge with and into Cape Bank, with Cape Bank continuing as the surviving Bank. Under the Agreement, each shareholder of Colonial, subject to potential adjustments at closing, was entitled to elect to receive either $14.50 per share in cash or 1.412 shares of Cape Bancorp’s common stock, subject to 50% of the shares being exchanged for stock and 50% for cash.

On April 1, 2015, the Company announced that it had successfully completed its acquisition of Colonial and Colonial Bank. At closing, two members of the Colonial Board of Directors, Gregory J. Facemyer and Hugh J. McCaffrey, were added to the Boards of Directors of Cape and Cape Bank.

The assets acquired and liabilities assumed have been accounted for under the purchase method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of April 1, 2015 based on management’s best estimate using the information available as of the acquisition date. The application of purchase accounting resulted in an initial bargain purchase gain of $5.955 million and a core deposit intangible of $798,000. As of April 1, 2015, Colonial had total assets with a carrying value of approximately $569.8 million, including gross loans with a carrying value of approximately $273.8 million, and total deposits with a carrying value of approximately $502.0 million. The bargain purchase gain primarily results from the interest rate fair value adjustment applied to Colonial’s lower yielding asset base and the write-up of the Colonial premises acquired to fair market value. In the third and fourth quarters of 2015, there were adjustments to the bargain purchase gain totaling $524,000 primarily resulting from adjustments relative to collections on fully charged-off loans and purchase credit impaired loans.

The table below summarizes the amounts recognized as of the merger date for each major class of assets acquired and liabilities assumed, the estimated fair value adjustments and the amounts recorded in the Company’s financial statements at fair value as of April 1, 2015:

	Colonial 04/01/15	Fair Value Adjustments		Colonial 04/01/15
	(in thousands)

Cash paid for acquisition				$28,028
Value of stock issued				26,087
Total Purchase Price				$54,115

Cash and cash equivalents	$55,875	$-		$55,875
Investment securities	210,883	-		210,883
Restricted stock	503	-		503
Loans	271,628	(8,015)	(a)	263,613
Bank owned life insurance	15,134	-		15,134
Premises and equipment	7,292	1,820	(b)	9,112
Accrued interest receivable	1,390	(23)		1,367
Core deposit and other intangibles	-	798	(c)	798
Other real estate owned	2,177	(895)	(d)	1,282
Deferred taxes	3,443	2,018	(e)	5,461
Other assets	1,509	-		1,509
Deposits	(502,047)	(769)	(f)	(502,816)
Accrued interest payable	(12)	-		(12)
Advances for taxes and insurance	524	-		524
Other liabilities	(2,511)	(128)		(2,639)
Total identifiable net assets	$65,788	$(5,194)		$60,594

Bargain purchase gain				$(6,479)

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

The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value, as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

Direct acquisition and integration costs for the Colonial merger were expensed as incurred and totaled $2.0 million and $802,000 for the twelve months ended December 31, 2015 and 2014, respectively. These items were recorded as merger-related expenses on the consolidated statements of income.

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

The unaudited pro forma information, for the twelve months ended December 31, 2015 and 2014, set forth below reflects the adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion discounts. The unaudited pro forma information gives effect to the merger as if it occurred on January 1, 2014 with respect to the pro forma information for the twelve months ended December 31, 2015 and 2014. In the table below, merger-related expenses of $2.3 million and $1.9 million were excluded from pro forma non-interest expenses for the twelve months ended December 31, 2015 and 2014, respectively. Income taxes were also adjusted to exclude income tax benefits of $876,000 and $723,000 related to the non-tax deductible merger expenses for the twelve months ended December 31, 2015 and 2014. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings.

	Pro Forma Selected Financial Data
	For the twelve months ended December 31,
	2015	2014
	(in thousands, except per share amounts)

Net interest income after loan loss provision	$45,969	$44,078
Non-interest income:
Gain (loss) on sale of securities	$206	$3,001
All other non-interest income	$6,221	$5,976
Non-interest expense	$40,202	$39,771
Net income	$7,997	$8,143

Pro forma earnings per share:
Basic	$0.64	$0.65
Diluted	$0.63	$0.64

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

NOTE 4 — INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Company’s investment securities available-for-sale and held-to-maturity at December 31, 2015 and December 31, 2014 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$55,163	$51	$(339)	$54,875
Municipal bonds	17,449	165	(18)	17,596
Corporate bonds	42,221	58	(186)	42,093
Total debt securities	$114,833	$274	$(543)	$114,564

Equity securities
CRA Qualified and Asset Management Funds	$8,891	$-	$(278)	$8,613
Total equity securities	$8,891	$-	$(278)	$8,613

Mortgage-backed securities
SBA loan pools	$9,985	$-	$(56)	$9,929
GNMA pass-through certificates	5,819	13	(28)	5,804
FHLMC pass-through certificates	12,855	-	(63)	12,792
FNMA pass-through certificates	28,401	21	(214)	28,208
Collateralized mortgage obligations	85,381	59	(1,409)	84,031
Total mortgage-backed securities	$142,441	$93	$(1,770)	$140,764
Total securities available-for-sale	$266,165	$367	$(2,591)	$263,941

Investment securities held-to-maturity
Debt securities
Municipal bonds	$8,331	$139	$(13)	$8,457
U.S. Government and agency obligations	5,967	-	(110)	5,857
Total debt securities	$14,298	$139	$(123)	$14,314
Total securities held-to-maturity	$14,298	$139	$(123)	$14,314

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$39,978	$16	$(560)	$39,434
Municipal bonds	8,288	46	(17)	8,317
Corporate bonds	23,836	15	(73)	23,778
Total debt securities	$72,102	$77	$(650)	$71,529

Equity securities
CRA Qualified and Asset Management Funds	$5,000	$-	$(183)	$4,817
Total equity securities	$5,000	$-	$(183)	$4,817

Mortgage-backed securities
GNMA pass-through certificates	$2,103	$113	$-	$2,216
FHLMC pass-through certificates	3,464	7	(13)	3,458
FNMA pass-through certificates	9,729	33	(16)	9,746
Collateralized mortgage obligations	56,757	62	(797)	56,022
Total mortgage-backed securities	$72,053	$215	$(826)	$71,442
Total securities available-for-sale	$149,155	$292	$(1,659)	$147,788

Investment securities held-to-maturity
Debt securities
Municipal bonds	$10,065	$139	$(56)	$10,148
U.S. Government and agency obligations	7,859	-	(261)	7,598
Total debt securities	$17,924	$139	$(317)	$17,746
Total securities held-to-maturity	$17,924	$139	$(317)	$17,746

Proceeds from sales of securities available for sale were $88.3 million and $21.6 million for the years ended December 31, 2015 and 2014, respectively. Gross realized gains on sales of investment securities during 2015 were $351,000, compared to $2.3 million during 2014 and $831,000 in 2012. Gross realized losses totaled $201,000 in 2015 compared to no losses in 2014. The Company also realized gross losses of $1.4 million during 2013 as it sold securities that it viewed as having a greater than acceptable level of potential risk in the future. Proceeds from security calls, maturities, and return of principal were $47.3 million and $29.0 million for the years ended December 31, 2015 and 2014, respectively.

Securities having a fair value of approximately $25.7 million and $79.9 million at December 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and other borrowings.  The Bank did not hold any trading securities during the years ended December 31, 2015 or December 31, 2014.

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

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government and agency obligations	$42,293	$(405)	$1,956	$(44)	$44,249	$(449)
Municipal bonds	5,096	(18)	954	(13)	6,050	(31)
Corporate bonds	23,858	(167)	1,984	(19)	25,842	(186)
CRA Qualified and Asset Management Fund	878	(13)	7,735	(265)	8,613	(278)
Mortgage-backed securities	109,722	(1,274)	15,252	(496)	124,974	(1,770)

Total temporarily impaired investment securities	$181,847	$(1,877)	$27,881	$(837)	$209,728	$(2,714)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$8,958	$(42)	$34,214	$(779)	$43,172	$(821)
Municipal bonds	3,098	(17)	3,824	(56)	6,922	(73)
Corporate bonds	17,730	(73)	-	-	17,730	(73)
CRA Qualified and Asset Management Fund	-	-	4,817	(183)	4,817	(183)
Mortgage-backed securities	15,903	(53)	39,571	(773)	55,474	(826)

Total temporarily impaired investment securities	$45,689	$(185)	$82,426	$(1,791)	$128,115	$(1,976)

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

At December 31, 2015, the Company’s investment securities portfolio consisted of 337securities, 215 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell these securities, the Company does not consider those investments to be OTTI.

On a quarterly basis, we evaluate our investment securities for other-than-temporary impairment. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities”, if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security, or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the years ending December 31, 2015 and 2014.

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

The amortized cost and fair value of debt, equity, and mortgage-backed securities available for sale at December 31, 2015, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)

Due within one year or less	$4,457	$4,456	$-	$-
Due after one year but within five years	79,165	78,809	7,718	7,650
Due after five years but within ten years	31,211	31,299	6,580	6,664
Due after ten years	-	-	-	-
Equity securities	8,891	8,613	-	-
Mortgage-backed securities	142,441	140,764	-	-
Total investment securities	$266,165	$263,941	$14,298	$14,314

The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for CDO securities still held by the Company at December 31, 2015 and 2014 (in thousands):

	For the years ended December 31,
	2015	2014
	(in thousands)
Beginning balance of cumulative credit losses on CDO securities	$-	$(14,501)
Additional credit losses for which other than temporary impairment was previously recognized	-	-
Sale of OTTI securities	-	14,501
Credit loss recognized due to change to intent to sell	-	-
Ending balance of cumulative credit losses on CDO securities	$-	$-

NOTE 5 — LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2015	2014
	(in thousands)

Commercial secured by real estate	$637,869	$422,194
Commercial term loans	40,836	25,366
Construction	43,105	19,399
Other commercial	55,095	33,314
Residential mortgage	325,087	234,561
Home equity loans and lines of credit	71,320	44,312
Other consumer loans	984	769
Loans receivable, gross	1,174,296	779,915

Less:
Allowance for loan losses	9,989	9,387
Deferred loan fees	(737)	239
Loans receivable, net	$1,165,044	$770,289

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is $417,000 at December 31, 2015 and is included in commercial loans secured by real estate.

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the year ended December 31, 2015. There were no purchased impaired loans in the 2014 period. The table above excludes three loans that were purchase credit impaired at April 1, 2015 that subsequently paid off or were moved to other real estate owned.

The following summarizes activity related to the allowance for loan losses by category for the years ended December 31, 2015, 2014 and 2013:

	At or for the Year ended December 31, 2015
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387
Charge-offs	(645)	-	-	-	(867)	(111)	(61)	-	(1,684)
Write-downs on loans transferred to HFS	(728)	-	-	-	-	-	-	-	(728)
Recoveries	254	-	-	7	10	49	19	-	339
Provision for loan losses	1,430	133	258	273	780	101	50	(350)	2,675
Balance at end of year	$5,982	$730	$396	$1,062	$1,473	$327	$19	$-	$9,989

Impairment evaluation
Allowance for loan losses
Individually evaluated	$158	$-	$-	$-	$54	$-	$-	$-	$212
Collectively evaluated	5,824	730	396	1,062	1,419	327	19	-	9,777
PCI loans	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$5,982	$730	$396	$1,062	$1,473	$327	$19	$-	$9,989
Loans
Individually evaluated	$5,201	$-	$-	$-	$3,734	$459	$-	$-	$9,394
Collectively evaluated	632,251	40,836	43,105	55,095	321,353	70,861	984	-	1,164,485
PCI loans	417	-	-	-	-	-	-	-	417
Total loans	$637,869	$40,836	$43,105	$55,095	$325,087	$71,320	$984	$-	$1,174,296

(1) includes commercial lines of credit

On April 1, 2015, the Bank transferred $9.5 million, net of $728,000 in write-downs, from loans to loans held for sale.

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

Impaired loans at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(in thousands)
Non-accrual loans (1)	$6,131	$7,857
Loans delinquent greater than 90 days and still accruing	169	401
Troubled debt restructured loans	2,829	4,855
Loans less than 90 days and still accruing	265	338
PCI loans (2)	417	-
Total impaired loans	$9,811	$13,451

(1)

Non-accrual loans in the table above include TDRs totaling $1.056 million at December 31, 2015 and $819,000 at December 31, 2014. Total impaired loans do not include loans held for sale. There were no loans held for sale at December 31, 2015 and 2014.

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Average recorded investment of impaired loans	$7,200	$10,860	$9,521
Interest income recognized during impairment	$188	$321	$290
Cash basis interest income recognized	$13	$14	$130

As of December 31, 2015 and 2014, non-performing loans had a principal balance of approximately $6.7 million and $8.3 million, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $169,000 and $401,000 at December 31, 2015 and 2014, respectively. The amount of interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $384,000, $368,000, and $719,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40 “Receivables”), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	December 31, 2015			December 31, 2014
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$306	$2,545	$2,851	$733	$3,471	$4,204
Residential mortgage	750	284	1,034	86	1,384	1,470
Total TDRs	$1,056	$2,829	$3,885	$819	$4,855	$5,674

The following presents new TDRs for the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	2	$2,490	$2,490	5	$3,421	$3,412
Residential mortgage	1	76	76	4	1,066	1,066
Total TDRs	3	$2,566	$2,566	9	$4,487	$4,478

	For the year ended December 31,
	2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial secured by real estate	3	$2,371	$2,359
Residential mortgage	3	1,023	1,017
Total TDRs	6	$3,394	$3,376

The identification of the troubled debt restructured loans described above did not have a significant impact on the allowance for loan losses for the periods presented. There were no re-modifications of existing TDRs for the year ended December 31, 2015. For the year ended December 31, 2014, there were re-modifications of existing TDRs in the amount of $3.0 million. There were no re-modifications of existing TDRs for the year ended December 31, 2013.

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490
Residential mortgage	-	-	-	-	1	76	-	-	-	-	1	76
Total accruing TDRs	-	$-	-	$-	1	$76	2	$2,490	-	$-	3	$2,566

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490
Residential mortgage	-	-	-	-	1	76	-	-	-	-	1	76
Total TDRs	-	$-	-	$-	1	$76	2	$2,490	-	$-	3	$2,566

	Year ended December 31, 2014
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	3	$1,197	-	$-	1	$45	1	$2,170	-	$-	5	$3,412
Residential mortgage	-	-	-	-	2	779	-	-	1	200	3	979
Total accruing TDRs	3	$1,197	-	$-	3	$824	1	$2,170	1	$200	8	$4,391

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	1	87	1	87
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	1	$87	1	$87

Total TDRs:
Commercial secured by real estate	3	$1,197	-	$-	1	$45	1	$2,170	-	$-	5	$3,412
Residential mortgage	-	-	-	-	2	779	-	-	2	287	4	1,066
Total TDRs	3	$1,197	-	$-	3	$824	1	$2,170	2	$287	9	$4,478

	Year ended December 31, 2013
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$54	1	$2,194	-	$-	2	$2,248
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total accruing TDRs	-	$-	-	$-	3	$859	2	$2,406	-	$-	5	$3,265

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	1	$111	-	$-	-	$-	1	$111

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	2	$165	1	$2,194	-	$-	3	$2,359
Residential mortgage	-	-	-	-	2	805	1	212	-	-	3	1,017
Total TDRs	-	$-	-	$-	4	$970	2	$2,406	-	$-	6	$3,376

The following presents TDRs that subsequently defaulted for the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015		2014		2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	1	$40	-	$-	2	$449
Residential mortgage	2	273	-	-	-	-
Total	3	$313	-	$-	2	$449

The defaults that occurred during the periods presented did not have significant impact on the allowance for loan losses. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets criteria to be removed from TDR status. At December 31, 2015 and 2014, the allowance for loan losses included an impairment reserve for TDRs in the amount of $182,000 and $192,000, respectively. At December 31, 2015, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at December 31, 2015:

December 31, 2015	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,544	$2,544	$158	$2,423	$145
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	478	565	54	361	7
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
PCI	-	-	-	-	-
Impaired loans with a related allowance	$3,022	$3,109	$212	$2,784	$152

Impaired loans with no related allowance
Commercial secured by real estate	$2,657	$3,351	$-	$1,498	$22
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	3,256	3,861	-	2,353	13
Home equity loans and lines of credit	459	507	-	290	1
Other consumer loans	-	-	-	-	-
PCI	417	2,098	-	275	-
Impaired loans with no related allowance	$6,789	$9,817	$-	$4,416	$36

Total impaired loans
Commercial secured by real estate	$5,201	$5,895	$158	$3,921	$167
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	3,734	4,426	54	2,714	20
Home equity loans and lines of credit	459	507	-	290	1
Other consumer loans	-	-	-	-	-
PCI	417	2,098	-	275	-
Total impaired loans	$9,811	$12,926	$212	$7,200	$188

(1) The difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2014:

December 31, 2014	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$4,432	$4,938	$271	$3,679	$160
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	193	193	26	198	7
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$4,625	$5,131	$297	$3,877	$167

Impaired loans with no related allowance
Commercial secured by real estate	$6,015	$7,781	$-	$4,682	$64
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,108	2,233	-	1,644	86
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$8,826	$10,897	$-	$6,983	$154

Total impaired loans
Commercial secured by real estate	$10,447	$12,719	$271	$8,361	$224
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	-	303	-
Residential mortgage	2,301	2,426	26	1,842	93
Home equity loans and lines of credit	400	507	-	354	4
Other consumer loans	-	-	-	-	-
Total impaired loans	$13,451	$16,028	$297	$10,860	$321

(1) The difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2013:

December 31, 2013 (1)	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,773	$3,234	$148	$2,901	$116
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	60	70	6	60	-
Residential mortgage	618	689	70	660	8
Home equity loans and lines of credit	220	232	22	223	-
Other consumer loans	-	-	-	-	-
Impaired loans with a related allowance	$3,671	$4,225	$246	$3,844	$124

Impaired loans with no related allowance
Commercial secured by real estate	$5,450	$7,203	$-	$3,738	$88
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	243	306	-	246	-
Residential mortgage	1,597	1,675	-	1,536	69
Home equity loans and lines of credit	241	242	-	157	9
Other consumer loans	-	-	-	-	-
Impaired loans with no related allowance	$7,531	$9,426	$-	$5,677	$166

Total impaired loans
Commercial secured by real estate	$8,223	$10,437	$148	$6,639	$204
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	303	376	6	306	-
Residential mortgage	2,215	2,364	70	2,196	77
Home equity loans and lines of credit	461	474	22	380	9
Other consumer loans	-	-	-	-	-
Total impaired loans	$11,202	$13,651	$246	$9,521	$290

(1) Excludes HFS non-accruing loans of $1.6 million.

(2) The difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at December 31, 2015:

December 31, 2015	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual	PCI Loans (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$200	$-	$-	$200	$2,392	$417	$634,860	$637,869
Commercial term loans	-	-	-	-	-		40,836	40,836
Construction	-	-	-	-	-	-	43,105	43,105
Other commercial	-	-	-	-	-	-	55,095	55,095
Residential mortgage	2,221	932	101	3,254	3,348	-	318,485	325,087
Home equity loans and lines of credit	381	150	68	599	391	-	70,330	71,320
Other consumer loans	90	4	-	94	-	-	890	984
Total	$2,892	$1,086	$169	$4,147	$6,131	$417	$1,163,601	$1,174,296

(1) All PCI loans are non-accrual.

The following table presents loans by past due status at December 31, 2014:

December 31, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$769	$402	$-	$1,171	$6,638	$414,385	$422,194
Commercial term loans	-	-	-	-	-	25,366	25,366
Construction	-	-	-	-	-	19,399	19,399
Other commercial	-	-	-	-	303	33,011	33,314
Residential mortgage	2,047	253	171	2,471	745	231,345	234,561
Home equity loans and lines of credit	244	182	230	656	171	43,485	44,312
Other consumer loans	-	-	-	-	-	769	769
Total	$3,060	$837	$401	$4,298	$7,857	$767,760	$779,915

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

For homogeneous loan portfolios, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous portfolios at December 31, 2015 and 2014 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan portfolios at December 31, 2015 and 2014 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
December 31, 2015	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	PCI Loans	Total
	(in thousands)

Commercial secured by real estate	$624,755	$7,398	$1,106	$657	$448	$3,088	$417	$637,869
Commercial term loans	40,004	-	832	-	-	-	-	40,836
Construction	43,105	-	-	-	-	-	-	43,105
Other commercial	53,251	-	1,844	-	-	-	-	55,095
	$761,115	$7,398	$3,782	$657	$448	$3,088	$417	$776,905

	Risk Ratings
December 31, 2014	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	Total
	(in thousands)

Commercial secured by real estate	$406,006	$5,021	$2,142	$1,055	$1,332	$6,638	$422,194
Commercial term loans	25,211	155	-	-	-	-	25,366
Construction	19,399	-	-	-	-	-	19,399
Other commercial	31,972	1,039	-	-	-	303	33,314
	$482,588	$6,215	$2,142	$1,055	$1,332	$6,941	$500,273

Loans to principal officers, directors, and their affiliates were as follows:

	December 31,
	2015	2014
	(in thousands)

Beginning balance	$5,875	$7,326
New loans/advances	961	723
Effect of changes in composition of related parties	-	-
Repayments	(851)	(2,174)
Ending balance	$5,985	$5,875

NOTE 6 — FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2015			Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Investment securities available for sale:
U.S. Government and agency obligations	$-	$54,875	$-	$-	$39,434	$-
Municipal bonds	-	17,596	-	-	8,317	-
Corporate bonds	-	42,093	-	-	23,778	-
CRA Qualified and Asset Mgmt Funds	8,613	-	-	4,817	-	-
Mortgage-backed securities	-	140,764	-	-	71,442	-
Total securities available for sale	$8,613	$255,328	$-	$4,817	$142,971	$-

Liabilities:
Interest rate swaps	$-	$(1,290)	$-	$-	$(829)	$-
Total interest rate swaps	$-	$(1,290)	$-	$-	$(829)	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	CDO Securities Available for Sale
	Years ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$-	$-
Increase in fair value of CDO investments sold	-	(1,889)
Realized gain (loss) on sale/redemption	-	1,889
Ending balance	$-	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2015			Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$1,108	$-	$-	$3,761
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other commercial	-	-	-	-	-	60
Residential mortgage	-	-	1,287	-	-	176
Home equity loans	-	-	168	-	-	212
PCI loans	-	-	417	-	-	-
Total impaired loans	$-	$-	$2,980	$-	$-	$4,209
Other real estate owned:
Commercial	$-	$840	$2,139	$-	$100	$4,127
Residential mortgage	-	-	84	-	6	1,046
Total other real estate owned	$-	$840	$2,223	$-	$106	$5,173

(1)	Includes non-accruing loans with a prior charge-off and TDRs greater than 90 days delinquent.

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

On an annual basis, management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at the fair value for other properties.  The most recent analysis performed in 2015 indicated that a discount up to 16 percent should be applied to appraisals on properties.  The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors.

Fair valued impaired loans at December 31, 2015, had a carrying value of $3.0 million, net of a valuation allowance of $30,000. At December 31, 2014, fair value impaired loans had a carrying value of $4.2 million. There was no valuation allowance associated with these impaired loans. These balances do not include $3.4 million and $4.9 million of impaired loans at December 31, 2015 and December 31, 2014, respectively, that are measured using the discounted cash flow method and are not collateral dependent.

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

	At December 31, 2015
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$20,498	$8,979	$11,519	$-
Interest-bearing time deposits	$8,161	$-	$8,180	$-
Loans receivable, net of allowance	$1,165,044	$-	$-	$1,165,180
Investment securities AFS	$263,941	$8,613	$255,328	$-
Investment securities HTM	$14,298	$-	$14,314	$-
FHLB Stock	$6,354	n/a	n/a	n/a
Accrued interest receivable	$4,562	$-	$951	$3,611

Liabilities
Savings deposits	$167,764	$-	$167,764	$-
Checking and money market deposits	$852,239	$158,747	$693,492	$-
Certificates of deposit	$293,378	$-	$292,126	$-
Borrowings	$110,979	$-	$114,043	$-
Accrued interest payable	$119	$-	$119	$-

	At December 31, 2014
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$31,472	$6,785	$24,687	$-
Interest-bearing time deposits	$9,538	$-	$9,522	$-
Loans receivable, net of allowance	$770,289	$-	$-	$773,636
Investment securities AFS	$147,788	$4,817	$142,971	$-
Investment securities HTM	$17,924	$-	$17,746	$-
FHLB Stock	$7,053	n/a	n/a	n/a
Accrued interest receivable	$3,196	$-	$639	$2,557

Liabilities
Savings deposits	$91,948	$-	$91,948	$-
Checking and money market deposits	$460,177	$86,268	$373,909	$-
Certificates of deposit	$244,931	$-	$245,301	$-
Borrowings	$136,342	$-	$139,463	$-
Accrued interest payable	$120	$-	$120	$-

The carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and accrued interest payable. Noninterest-bearing cash and cash equivalents and noninterest-bearing deposit liabilities are classified as Level 1, whereas interest-bearing cash and cash equivalents and interest-bearing deposit liabilities are classified as Level 2. Accrued interest receivable and payable are classified as either Level 2 or Level 3 based on the classification level of the asset or liability with which the accrued interest is associated.

Loans held for sale —The fair value of loans transferred from the loan portfolio to HFS is based on the amounts offered for these loans in currently pending sales transactions, outstanding commitments from investors, or current market valuation appraisals. Loans held for sale are not included in non-performing loans. The fair value of residential mortgage loans held for sale is based on the price secondary markets are currently offering for similar loans using observable market data. The fair value is equal to the carrying value, since the time from when a loan is closed and settled is generally not more than two weeks. At December 31, 2015 and 2014, there were no loans classified as HFS.

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

The Company’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon. See Note 14, “Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk” of Notes to Consolidated Financial Statements, for additional information.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 7 — OTHER REAL ESTATE OWNED

At December 31, 2015, other real estate owned totaled $3.1 million and consisted of six residential properties (including five building lots) and thirteen commercial properties. At December 31, 2014, other real estate owned totaled $5.3 million and consisted of nine residential properties (including five building lots) and ten commercial properties.

For the year ended December 31, 2015, the Company added twelve commercial properties and fourteen residential properties to OREO with aggregate carrying values of $2.8 million and $1.3 million, respectively. During 2015, the Company sold nine commercial OREO properties and fifteen residential OREO properties with an aggregate carrying value totaling $4.8 million, including four commercial OREO properties and two residential OREO properties with an aggregate carrying value of $1.3 million sold in the fourth quarter of 2015.

For the year ended December 31, 2015, net expenses applicable to OREO totaled $2.0 million which included OREO valuation write-downs of $1.5 million, taxes and insurance totaling $319,000, and $192,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $297,000 for the year of 2015. For the year ended December 31, 2014, net expenses applicable to OREO totaled $1.5 million which included OREO valuation write-downs of $679,000, taxes and insurance totaling $287,000, and $499,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $274,000 for the year of 2014.

As of the date of this filing, the Company has an agreement of sale for one OREO property with a carrying value totaling $198,000, although there can be no assurance that this sale will be completed. In addition, during the first quarter of 2016 through the date of this filing, the Company has sold three commercial OREO properties with an aggregate carrying value of $642,000. The Company recorded a net gain of $152,000 related to these first quarter 2016 sales.

NOTE 8 — PREMISES AND EQUIPMENT

Premises and equipment, summarized by major classification, are as follows:

	Estimated Useful Lives (years)			2015	2014
				(in thousands)

Land				$10,252	$8,484
Buildings and improvements	10	-	39	22,432	15,186
Furniture and equipment	3	-	7	11,756	8,497
Construction-in-progress		-		50	24
Total				44,490	32,191
Accumulated depreciation				(15,901)	(12,519)
Premises and equipment, net				$28,589	$19,672

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was approximately $1.2 million, $919,000, and $946,000, respectively.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

The balance for goodwill as of December 31, 2015 and 2014 totaled $23.9 million and $22.6 million, respectively. The change in the balance of goodwill during the years ended December 31, 2015 and December 31, 2014 is as follows:

	At or For the Year Ended
	December 31,
	2015	2014
	(in thousands)
Beginning balance	$22,575	$22,575
Acquired goodwill	1,365	-
Impairment	-	-
Other, net	-	-
Ending balance	$23,940	$22,575

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

The Company tested goodwill for impairment during the fourth quarter of 2015. The Company has one reporting unit, Community Banking, and as such evaluated goodwill at the Community Banking reporting unit level. At December 31, 2015, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. The results of this assessment indicated that goodwill was not impaired. The Company continues to evaluate goodwill on a quarterly basis utilizing the methodology required for an annual goodwill assessment.

Acquired intangible assets at year end are as follows:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Amortized acquired intangible assets:
Core deposit intangibles	$1,440	$546	$565	$402
Other customer relationship intangibles	485	485	485	485
Total	$1,925	$1,031	$1,050	$887

The aggregate amortization expense for the years ended December 31, 2015, 2014 and 2013 was $144,000, $32,000 and $43,000, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

(in thousands)
2016	$179
2017	$163
2018	$147
2019	$131
2020	$92
Thereafter	$181

NOTE 10 — DEPOSITS

Deposits are as follows:

`	December 31,
	2015	2014
	(in thousands)
Savings accounts	$167,764	$91,948
Interest-bearing checking and money market deposits (1)	693,492	373,909
Non-interest bearing checking	158,747	86,268
Certificates of deposit $250,000 or less	249,976	194,641
Certificates of deposit more than $250,000	43,402	50,290
Total deposits	$1,313,381	$797,056

(1) Includes municipal deposit accounts totaling $282.1 million, or 21.5% of total deposits at December 31, 2015 and $96.2 million, or 12.1 % at December 31, 2014.

Interest expense by deposit type was as follows:

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Savings accounts	$121	$53	$64
Interest-bearing checking and money market deposits	1,338	746	713
Certificates of deposit	2,216	1,954	2,208
Total interest expense on deposits	$3,675	$2,753	$2,985

Certificates of deposit were scheduled to mature contractually within the following periods:

(in thousands)
2016	$204,309
2017	45,302
2018	18,992
2019	10,054
2020	14,721
$293,378

Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $5.2 million at December 31, 2015 and $6.1 million at December 31, 2014.

NOTE 11 — BORROWINGS

At December 31, 2015, the Bank had available borrowing capacity under a continuing borrowing agreement with the Federal Home Loan Bank of New York (FHLB) to borrow up to 100% of the book value of qualified 1 to 4 family loans secured by residential properties and various commercial loans secured by commercial real estate subject to FHLB approval. At December 31, 2015 and 2014, none of these advances were callable. Interest rates ranges from 0.52% to 2.77% at December 31, 2015, and from 0.25% to 2.25% at December 31, 2014.

Outstanding borrowings mature as follows:

	December 31, 2015
	FHLB Borrowings	Reverse Repurchase Agreements	Total
2016	$34,000	$4,986	$38,986
2017	19,169	4,986	24,155
2018	23,947	-	23,947
2019	23,891	-	23,891
2020	-	-	-
Principal due	$101,007	$9,972	$110,979

At December 31, 2015 and 2014, the Bank had qualified one-to-four family loans and commercial loans of approximately $293.9 million and $232.5 million, respectively, which served as collateral to cover outstanding advances on the Federal Home Loan Bank of New York borrowings.

Securities sold under agreement to repurchase totaled $10.0 million at December 31, 2015 and December 31, 2014, are fixed rate, and are collateralized by securities with a carrying amount of $11.8 million at December 31, 2015 and $13.7 million at December 31, 2014. At maturity, the securities underlying the agreement are returned to the Company. At December 31, 2015 and 2014, the repurchase agreements were callable on various dates, at par, by the repurchase agreement counter-party.

The following table sets forth fixed and variable rate FHLB borrowings and the respective weighted average interest rate at December 31, 2015 and 2014:

	FHLB Borrowings
	December 31, 2015		December 31, 2014
	Balance	Weighted Average Rate at Year End	Balance	Weighted Average Rate at Year End
	(dollars in thousands)
Fixed rate advances	$50,000	0.95%	$76,400	0.95%
Variable rate advances	51,007	2.77%	49,986	1.99%
Total	$101,007	1.90%	$126,386	1.38%

Additional information regarding FHLB Borrowings and securities sold under agreements to repurchase is as follows:

	2015				2014
	FHLB Borrowings	Repurchase Agreements	Other Borrowings	Total	FHLB Borrowings	Repurchase Agreements	Total
	(dollars in thousands)
Average daily balance during the year	$100,823	$9,964	$82	$110,869	$122,352	$9,948	$132,300
Average interest rate during the year	1.89%	4.38%	0.76%	2.12%	1.65%	4.39%	1.86%
Maximum month-end balance during the year	$180,833	$9,960	$10,000	$200,793	$190,200	$10,000	$200,200
Weighted average interest rate at year-end	1.90%	4.15%	0.00%	2.09%	1.38%	4.15%	1.58%

NOTE 12 – DERIVATIVES AND HEDGING ACTIVITIES

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Bank’s variable rate borrowings. The interest rate swap on the variable rate borrowing was designated as a cash flow hedge and was a negotiated over the counter contract. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The unrealized holding loss on the interest rate swap was $1.3 million for the year ended December 31, 2015 and $829,000 for the year ended December 31, 2014. There was no reclassification from other comprehensive to interest income nor the ineffective portion through non-interest income for the years ended December 31, 2015 and 2014. The contract was entered into by the Bank with a counterparty, and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.

The Bank is exposed to credit-related losses in the event of non-performance by the counterparties to the agreements. The Bank controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. The Bank only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during and at period end.

At December 31, 2015, the Bank had a forecasted interest rate swap agreement to receive from the counterparty at 1 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.368% on a notional amount of $19.0 million. The effective date of the transaction is May 17, 2017 and the maturity date is May 17, 2022. Beginning May 17, 2014, for the first three years, no cash flows will be exchanged and for the following seven years the Bank will pay a fixed interest rate of 3.368% and the counterparty will pay the Bank 1 month LIBOR. The hedging strategy converts the LIBOR based floating interest on a certain FHLB advance to a fixed interest rate, thereby protecting the Bank from floating interest rate variability. The following table presents information regarding the Bank’s derivative financial instrument at December 31, 2015 and 2014.

	At December 31, 2015		At December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)		(in thousands)
Derivatives
Interest rate swap	$19,000	$(1,290)	$19,000	$(829)

NOTE 13 — INCOME TAXES

For the year ended December 31, 2015, the Company recorded a net tax expense of $3.6 million compared to a net tax expense of $4.3 million for the year ended December 31, 2014 and a net tax expense of $4.2 million for the year ended December 31, 2013. The company has recorded a full valuation allowance on State net operating loss carryforwards from Bancorp and a subsidiary real estate holding company. Management considered several factors, such as the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies in determining the amount of the deferred tax asset that was more likely than not realizable.

Income tax expense (benefit) was as follows:

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Current expense (benefit):
Federal	$6	$(355)	$701
State	17	19	8
Total current	23	(336)	709
Deferred:
Federal	2,507	3,378	4,015
State	1,109	1,211	1,441
Total deferred	3,616	4,589	5,456

Change in deferred tax valuation allowance	-	-	(1,934)
Income tax expense	$3,639	$4,253	$4,231

Effective tax rate differs from the federal statutory rate of 34% applied to income before income taxes due to the following:

	For the years ended December 31,
	2015	2014	2013
Tax statutory rate	34.0%	34.0%	34.0%
Adjustments resulting from:
State tax benefit, net of federal income tax expense	4.7	7.3	9.8
Tax-exempt income	(1.4)	(1.1)	(1.5)
Income on bank owned life insurance	(3.1)	(3.3)	(3.3)
Change in federal valuation reserve	-	-	(19.8)
Charity expiration	-	-	20.4
Non-deductible expenses	3.0	3.6	1.4
Gain on bargain purchase	(14.0)	-	-
Other	(0.2)	(2.0)	2.2

Effective tax rate	23.0%	38.5%	43.2%

Year-end deferred tax assets and liabilities were due to the following:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Other than temporary impairment	$125	$-
Allowance for loan losses	3,990	3,749
Charity carryforward	44	6
Purchase accounting adjustments	1,829	747
Non-accrual loan interest income	47	-
Deferred compensation	257	317
Net operating losses	4,809	4,718
Net unrealized loss on available for sale securities	1,470	986
AMT credit carryforward	1,060	1,011
Other	878	675
Valuation allowance	(740)	(540)
	13,769	11,669
Deferred tax liabilities:
Depreciation	(664)	(995)
Deferred loan fees	(627)	(606)
Other	(27)	(6)
	(1,318)	(1,607)
Net deferred tax asset	$12,451	$10,062

 The 2015 deferred tax expense does not equal the change in net deferred tax assets as a result of deferred taxes recorded in connection with the Colonial acquisition in the amount of $5.521 million.

At December 31, 2015 and 2014, the Company had federal net operating losses of approximately $10.0 million and $9.4 million respectively. These federal net operating losses at December 31, 2015 are inclusive of the $1.4 million of federal net operating loss carryforwards acquired as a result of the Colonial acquisition in 2015. The federal net operating losses are set to expire between 2031 and 2035. At December 31, 2015 and 2014, the Bank had state net operating loss carryforwards of $11.3 million and $16.5 million, respectively. The state net operating losses are set to expire between 2030 and 2034. Additionally, for 2015 and 2014, the Company has approximately $1.0 million, respectively, of AMT tax credits, which do not expire to offset the difference between regular tax and alternative minimum tax.

Except for certain state net operating loss carryforwards at non-bank entities, management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

Pursuant to FASB ASC Topic No. 740, “Income Taxes” the Company is not required to provide deferred taxes on its tax loan loss reserve as of the base year. The amount of this reserve on which no deferred taxes have been provided was $7,878,000 for 2015 and 2014 and 2013. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if any portion of this tax reserve is subsequently used for purposes other than to absorb loan losses.

As of December 31, 2015, 2014 and 2013, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Bank is subject to U.S. federal income tax as well as income tax for New Jersey and Pennsylvania. The Bank is no longer subject to examination by the Internal Revenue Service (“IRS”) for years before 2012 and by the state of New Jersey for years before 2011.

NOTE 14 —FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

At December 31, 2015 and 2014, the Bank had outstanding commitments (substantially all of which expire within one year) to originate construction loans, commercial real estate and consumer loans. These commitments were comprised of fixed and variable rate loans.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2015 the Bank had no letters of credit outstanding to borrowers of non-performing loans. The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.

The Bank amortizes the fees collected over the life of the instrument. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank’s potential liability would be reduced by proceeds obtained in liquidation of the collateral held.

The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$1,152	$1,191	$165	$444
Unused lines of credit	$-	$110,692	$-	$75,617
Construction loans in process	$2,237	$36,700	$755	$10,062
Standby letters of credit	$-	$5,660	$-	$4,471

 Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 4.13% to 5.88% and maturities ranging from five to twenty years as of December 31, 2015 and December 31, 2014.

The Bank provides loans through its branch locations in Atlantic, Cape May, Cumberland and Gloucester counties, New Jersey and through its MDOs in New Jersey and Pennsylvania to borrowers that share similar attributes. A substantial portion of the Bank’s debtors’ ability to honor their contracts is dependent upon the economic conditions of these regions of New Jersey and Pennsylvania.

NOTE 15 — BENEFIT PLANS

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

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. As of July 1, 2015 and 2014, the Cape Bank funded status was 85.53% and 85.69%, respectively.

Total contributions to the Pentegra DB Plan, as reported on Form 5500, totaled $190.8 million and $136.5 million for the plan years ended June 30, 2015 and June 30, 2014, respectively. Contributions to this plan by Cape Bank during the years ended December 31, 2015, 2014 and 2013 were $541,000, $461,000, and $492,000, respectively. Cape Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Total compensation expense recorded under the Pentegra DB Plan during the years ended December 31, 2015, 2014 and 2013, was approximately $501,000, $476,000, and $406,000, respectively.

The Pentegra DB Plan was amended to freeze benefits as of December 31, 2008 for all employees eligible to participate prior to January 1, 2008.

401K Plan

The Bank maintains a tax-qualified defined contribution plan for all salaried employees of Cape Bank who have satisfied the 401(k) Plan’s eligibility requirements. Effective, January 1, 2012, the Bank eliminated the matching contribution formula and replaced it with a discretionary form of matching contribution. For the years ended December 31, 2015, 2014 and 2013, the Bank made discretionary contributions and charged $308,000, $137,000 and $141,000, respectively, to employer contribution expense for the 401(k) plan. Effective January 1, 2016, the plan structure changed to a Safe Harbor option whereby the Company will match 100% of the first 3% of an employee’s contribution to the plan and 50% of the next 2% of the employee’s contribution to the plan, or a maximum of 4% of the employee’s salary.

Employee Stock Ownership Plan

On January 1, 2008, the Bank adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $10.7 million from the Company and used the funds to purchase 1,065,082 shares of the Company. The loan has an interest rate that is determined January 1st of each year and is based on the prime rate as published in The Wall Street Journal on the first business day of the calendar year. The interest rate for 2015, 2014 and 2013 was 3.25% and has an amortization schedule of 25 years. The loan is secured by the shares. Shares purchased are held by the trustee in a loan suspense account and are released from the suspense account on a pro rata basis as the loan is repaid by the Bank over a period not to exceed 25 years. The trustee allocates shares to participants based on compensation as described in the Cape Bank Employee Stock Ownership Plan, in the year of allocation. Employees are eligible to participate in the ESOP after attainment of age 21 and completion of one year of service.

The ESOP recorded dividend income of $245,000, $194,000 and $179,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recorded ESOP compensation expense of $449,000, $432,000 and $396,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Shares held by the ESOP were as follows:

	For the years ended December 31,
	2015	2014	2013
	(dollars in thousands)
Number of shares allocated to participants at the beginning of the year	222,138	206,145	181,423
Allocated to participants	42,603	42,603	42,603
Stock purchases	-	3,568	-
Dividend reinvestment	6,247	4,368	-
Distributed to participants	(24,121)	(34,546)	(17,881)
Number of shares allocated to participants at the end of the year	246,867	222,138	206,145
Unearned shares	724,258	766,861	809,464
Total ESOP shares	971,125	988,999	1,015,609
Fair value of unearned shares	$9,003	$7,216	$8,224

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

Expense for these plans related to both active and retired participants totaled $23,000, $29,000, and $35,000, for the years ended December 31, 2015, 2014 and 2013, respectively. The total compensation liability for these plans was $543,000 and $644,000 at December 31, 2015 and 2014, respectively. Payments made under the Plan totaled $101,000 and $113,000 for the years ended December 31, 2015 and 2014, respectively.

Equity Incentive Plan

The Company has an Equity Incentive Plan under which incentive and non-qualified stock options, stock appreciation rights (SARs), and restricted stock awards (RSAs) may be granted periodically to certain employees and directors. Generally, stock options are granted with an exercise price equal to the fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. Under the plan, 1,331,352 stock options are available to be issued. Forfeited options are returned to the plan and are available for issuance. As of December 31, 2015, 1,069,950 options were issued and 487,302 options were available for issuance.

During 2015, the Company issued 112,500 incentive stock options to certain employees at prices ranging from $9.15 per share to $12.75 per share. In addition, as a result of the April 1, 2015 acquisition of Colonial, certain unvested options of Colonial were converted into unvested options of the Company. These unvested options have a remaining vesting period of two years, were adjusted by the acquisition exchange ratio of 1.412, and total 38,661 at a grant price of $8.82 per share. During 2014, the Company issued 40,000 incentive stock options to certain employees at prices ranging from $9.20 per share to $10.67 per share.

Stock option activity for the years ended December 31, 2015 and 2014 was as follows:

	For the twelve months ended December 31,
	2015			2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)
Outstanding at January 1	696,960	$7.79		710,960	$7.71
Assumed in Colonial acquisition	38,661	$8.82		-	$-
Granted	112,500	$9.93		40,000	$9.81
Forfeited	(18,590)	$9.64		(36,000)	$8.68
Exercised	(20,360)	$7.62		(18,000)	$7.40
Outstanding at December 31 (1)	809,171	$8.10	5.6	696,960	$7.79	5.8
Exercisable at December 31	627,897	$7.63	4.7	494,258	$7.56	5.6

Aggregate Intrinsic Value at December 31	$3,014,400			$914,500

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

	December 31,
Assumption	2015	2014
Expected average risk-free interest rate	1.79%	1.87%
Expected average life (in years)	6.5	6.5
Expected volatility	35.71%	36.84%
Expected dividend yield	3.17%	2.56%
Weighted average per share fair value	$2.55	$2.83

During 2015, the Company issued 56,000 restricted stock awards to non-employee directors at a price ranging from $8.75 per share to $9.54 per share. In addition, as a result of the acquisition of Colonial, certain unvested restricted stock awards of Colonial were converted into unvested restricted stock awards of the Company. These unvested restricted stock awards have a remaining vesting period of two years, were adjusted by the acquisition exchange ratio of 1.412, and total 9,088 at a grant price of $8.82 per share.

Restricted stock activity for the years ended December 31, 2015 and 2014 was as follows:

	For the years ended December 31,
	2015		2014
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	4,950	$8.59	7,425	$8.44
Asssumed in Colonial Acquisition	9,088	$8.82
Granted	56,000	$9.40	-	$-
Vested	(2,200)	$8.19	(2,475)	$8.13
Forfeited	(1,275)	$8.34	-	$-
Non-vested at December 31	66,563	$9.32	4,950	$8.59

At December 31, 2015, unrecognized compensation costs on unvested stock options and restricted stock awards was $502,000, which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized for the years ended December 31, 2015, 2014 and 2013 was as follows:

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Compensation expense:
Common stock options	$353	$448	$444
Restricted common stock	125	23	17
Total compensation expense	478	471	461
Tax benefit	43	9	9
Net income effect	$435	$462	$452

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Leases: Lessee – The Bank leases one branch location in Cape May County, office space for the Atlantic County and Burlington County, New Jersey MDOs, as well as the Radnor and Philadelphia, Pennsylvania MDOs. In addition, in November 2015, the Bank entered into an agreement to lease a building in Sewell, New Jersey to be used for the relocation of the Sewell branch. The branch relocated its operations and opened for business on February 22, 2016. The Company’s total minimum lease payments for the years 2016 and 2017 total $308,000 and $224,000, respectively. Total minimum lease payments for the years 2018 and 2019 total $189,000 and $124,000. In addition, total minimum lease payments for the years 2020 through 2026 total $553,000. Total rent expense for the years ended December 31, 2015, 2014 and 2013 approximated $305,000, $218,000 and $77,000, respectively.

Litigation – From time to time, the Bank may be a defendant in legal proceedings arising out of the normal course of business. In management’s opinion, the financial position and results of operations of the Bank would not be affected materially by the outcome of such legal proceedings.

NOTE 17 — REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2015, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available- for-sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.

As of December 31, 2015, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk based, CET I risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of December 31, 2015.

In 2015, the Company also became subject to the minimum capital requirements per Regulatory Guidelines as set forth in the table below.  The Company’s capital ratios were as follows: Total risk based 11.67%, CET I risk based 11.67%, Tier I risk based 12.51%, and Tier I leverage 9.06%, which met the criteria for capital adequacy.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2015
Risk based capital ratios:
Tier I risk based capital	$133,677	11.06%	$72,519	6.00%	$96,692	8.00%
CET I risk-based capital	$133,677	11.06%	$54,389	4.50%	$78,562	6.50%
Total risk based capital	$143,908	11.91%	$96,664	8.00%	$120,830	10.00%
Tier I leverage ratio	$133,677	8.59%	$62,248	4.00%	$77,810	5.00%

December 31, 2014
Risk based capital ratios:
Tier I risk based capital	$104,519	13.34%	$31,340	4.00%	$47,010	6.00%
Total risk based capital	$113,995	14.55%	$62,678	8.00%	$78,347	10.00%
Tier I leverage ratio	$104,519	9.94%	$42,060	4.00%	$52,575	5.00%

Management believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

Regulatory capital levels for Cape Bank differ from its total capital computed in accordance with accounting principles generally accepted in the United States (GAAP), as follows:

	At December 31,
	2015	2014
	(in thousands)
Total capital, computed in accordance with GAAP	$163,274	$132,108
Accumulated other comprehensive income/loss	(2,210)	1,300
AOCI related adjustments	1,932	-
Disallowed deferred tax assets	(2,051)	(5,984)
Disallowed goodwill and other disallowed intangible assets	(24,191)	(22,905)
Deductions to common equity Tier 1 Capital	(3,077)	-
Tier I (tangible) capital	133,677	104,519
Allowance for loan losses	10,231	9,476
Total regulatory capital	$143,908	$113,995

NOTE 18 — EARNINGS PER SHARE

Basic earnings per common share is the net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are not considered outstanding for this calculation unless earned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock option and restricted stock awards, if any.

The following is the earnings per share calculation for the periods ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, options to purchase 809,171 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. In addition, 66,563 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. At December 31, 2014, options to purchase 696,960 shares were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. In addition, 4,950 shares of restricted stock were dilutive, and accordingly were included in determining diluted earnings per common share. At December 31, 2013, options to purchase 710,960 shares were outstanding and dilutive, and 7,425 shares of restricted stock were dilutive, and accordingly were both included in determining diluted earnings per common share.

	Years ended December 31,
	2015	2014	2013
	(in thousands, except share data)

Net income	$12,155	$6,784	$5,551

Weighted average shares outstanding	12,547,817	10,893,561	11,904,369
Basic earnings per share	$0.97	$0.62	$0.47
Diluted weighted average shares outstanding	12,718,451	11,015,015	11,950,943
Diluted basic earnings per share	$0.96	$0.61	$0.46

NOTE 19 — SALE OF BANK ASSETS

In accordance with FASB ASC Topic No. 360-20 “Plant, Property and Equipment, Real Estate Sales”, the Bank recognized a gain of $569,000 in the third quarter of 2013 related to the sale of a parcel of unused land previously classified as assets held for sale. The cost basis of this asset was $281,000 and was sold on September 4, 2013 for $850,000.

NOTE 20 — CAPE BANCORP (PARENT COMPANY)

The Parent Company’s condensed balance sheets at December 31, 2015 and 2014 and the related condensed statements of income and cash flows for the years ended December 31, 2015, 2014 and 2013 follow:

Condensed Balance Sheets

	December 31,
	2015	2014
	(in thousands)
ASSETS
Non-interest bearing balances with bank subsidiary	$1,814	$318
Loans due from bank subsidiary	8,147	8,502
Investment in bank subsidiary	161,063	132,108
Other assets	150	257
Total assets	$171,174	$141,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$2,793	$307
Total liabilities	2,793	307

Stockholders' Equity
Common stock	161	133
Additional paid in capital	155,698	128,630
Treasury stock at cost: 2,532,834 shares at December 31, 2015 and 1,869,380 shares at December 31, 2014	(25,463)	(18,077)
Unearned ESOP shares	(7,250)	(7,676)
Accumulated other comprehensive loss	(2,210)	(1,483)
Retained earnings	47,445	39,351
Total stockholders' equity	168,381	140,878
Total liabilities and stockholders' equity	$171,174	$141,185

Condensed Statements of Income

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Income:
Interest income from bank subsidiary	$276	$287	$298
Dividend Income	10,600	9,200	14,100
Total income	10,876	9,487	14,398

Expense:
Legal expense	107	53	69
Investor relations expense	47	117	119
Audit and consulting fees	487	504	427
Subscriptions and publications	110	73	72
Merger related expenses	626	766	-
Management fee expense	180	-	-
Other non-interest expenses	125	25	29
Total expense	1,682	1,538	716

Income (loss) before income taxes and equity in undistributed net income of bank subsidiary	9,194	7,949	13,682
Income tax expense (benefit)	2	(5)	(5)
Income before equity in undistributed net income (loss) of subsidiaries	9,192	7,954	13,687
Equity in (over distributed)/undistributed net income (loss) of bank subsidiary	2,963	(1,170)	(8,136)
Net income	$12,155	$6,784	$5,551

Condensed Statements of Cash Flows

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$12,155	$6,784	$5,551
Adjustments to reconcile net income to cash provided by operating activities:
Equity in over distributed/(undistributed) net income of bank subsidiary	(2,963)	1,170	8,136
Stock-based compensation expense	125	23	17
Changes in assets and liabilities that (used) provided cash	443	147	(86)
Net cash provided by (used in) operating activities	9,760	8,124	13,618

Cash flows from investing activities
Repayment of ESOP loan	355	344	333
Cash acquired, net of cash paid for acquisition	2,553	-	-
Net cash (used in) provided by investing activities	2,908	344	333

Cash flows from financing activities
Purchase of Treasury Stock	(7,032)	(6,215)	(12,186)
Proceeds from exercise of shares from stock option	154	133	146
Dividends paid on common stock	(4,294)	(2,814)	(2,673)
Net cash provided by (used in) financing activities	(11,172)	(8,896)	(14,713)

Net increase (decrease) in cash and cash equivalents	1,496	(428)	(762)
Cash and cash equivalents at beginning of year	318	746	1,508
Cash and cash equivalents at end of year	$1,814	$318	$746

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

NOTE 21 — SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,				Year Ended December 31,
	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)				(in thousands)

Interest income	$13,899	$13,774	$13,731	$9,671	$10,019	$10,148	$10,169	$10,299
Interest expense	1,539	1,554	1,625	1,305	1,377	1,359	1,270	1,202
Net interest income	12,360	12,220	12,106	8,366	8,642	8,789	8,899	9,097
Provision for loan losses	-	462	2,213	-	534	153	115	2,212
Net interest income after provision for loan losses	12,360	11,758	9,893	8,366	8,108	8,636	8,784	6,885
Non-interest income	1,239	2,328	7,731	1,178	1,199	1,321	1,003	3,128
Non-interest expense	10,221	9,577	11,351	7,910	7,584	7,205	6,502	6,736
Income before income taxes	3,378	4,509	6,273	1,634	1,723	2,752	3,285	3,277
Income tax expense	1,480	1,414	132	613	702	1,049	1,253	1,249
Net income	$1,898	$3,095	$6,141	$1,021	$1,021	$1,703	$2,032	$2,028

NOTE 22 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the years ended December 31, 2015 and 2014:

	Balance at December 31, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Year Ended December 31, 2015	Balance at December 31, 2015
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(985)	$(426)	$(90)	$66	$(450)	$(1,435)
Net unrealized holding gain (loss) on interest rate swap	(498)	(277)	-	-	(277)	(775)
Accumulated other comprehensive income (loss) net of tax	$(1,483)	$(703)	$(90)	$66	$(727)	$(2,210)

	Balance at December 31, 2013	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Year Ended December 31, 2014	Balance at December 31, 2014
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(2,951)	$2,271	$(245)	$(60)	$1,966	$(985)
Increase in fair value of AFS securities sold	-	1,135	(1,135)	-	-	-
Net unrealized holding gain (loss) on interest rate swap	-	(498)	-	-	(498)	(498)
Accumulated other comprehensive income (loss) net of tax	$(2,951)	$2,908	$(1,380)	$(60)	$1,468	$(1,483)

The following represents the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$150	Gain (loss) on sale of investment securities, net
Income tax expense	(60)	Income taxes
Total reclassifications net of tax	$90

	Year Ended December 31, 2014	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$2,297	Gain (loss) on sale of investment securities, net
Income tax expense	(917)	Income taxes
Total reclassifications net of tax	$1,380

EXHIBIT INDEX
Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of September 10, 2014 by and between Cape Bancorp, Inc. and Colonial Financial Services, Inc. (1)

2.2	Agreement and Plan of Merger dated as of January 5, 2016 by and among OceanFirst Financial Corp., Justice Merger Sub Corp. and Cape Bancorp, Inc.(2)

3.1	Articles of Incorporation of Cape Bancorp, Inc. (3)

3.2	Amended and Restated Bylaws of Cape Bancorp, Inc. (4)

4	Form of Common Stock Certificate of Cape Bancorp, Inc. (3)

10.1	Form of Employee Stock Ownership Plan (3)

10.2	Employment Agreement for Michael D. Devlin (7)

10.3	Change in Control Agreement for Guy Hackney (5)

10.4	Change in Control Agreement for James McGowan, Jr. (5)

10.5	Change in Control Agreement for Michele Pollack (5)

10.6	Change in Control Agreement for Charles L. Pinto (6)

10.7	Form of Director Retirement Plan (3)

10.8	2008 Equity Incentive Plan (8)

10.9	Change in Control Agreement for Edward J. Geletka (9)

14	Code of Ethics (10)

21	Subsidiaries of Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Cape Bancorp, Inc.’s Annual Report on From 10-K for the years ended December 31, 2015 and comparable prior years formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income , (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-33934) filed with the Securities and Exchange Commission on September 11, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (file no. 001-33934) filed with the Securities and Exchange Commission on January 7, 2016.
(3)	Incorporated by reference to the Registration Statement on Form S-1 of Cape Bancorp, Inc. (file no. 333-146178), originally filed with the Securities and Exchange Commission on September 19, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2010.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012.
(8)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 16, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.