Form 10-Q
period 2016-03-31
Cape Bancorp, Inc.
filed 2016-04-29
CIK 1411303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016 there were 13,549,983 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

CAPE BANCORP, INC.

FORM 10-Q

Item 1. Financial Statements

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2016	2015
	(in thousands)
ASSETS
Cash & due from financial institutions	$9,878	$8,979
Interest-bearing bank balances	9,418	11,519
Cash and cash equivalents	19,296	20,498
Interest-bearing time deposits	5,103	8,161
Investment securities available for sale, at fair value (amortized cost of $244,535 and $266,165, respectively)	245,370	263,941
Investment securities held to maturity, at amortized cost (fair value of $14,185 and $14,314, respectively)	13,939	14,298
Loans, net of allowance of $9,960 and $9,989, respectively	1,172,028	1,165,044
Accrued interest receivable	4,688	4,562
Premises and equipment, net	28,147	28,589
Other real estate owned	2,394	3,063
Federal Home Loan Bank (FHLB) stock, at cost	8,946	6,354
Deferred income taxes	11,496	12,451
Bank owned life insurance (BOLI)	47,566	47,238
Goodwill	23,940	23,940
Intangible assets, net	1,009	1,045
Assets held for sale	669	440
Other assets	153	2,361
Total assets	$1,584,744	$1,601,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Interest-bearing deposits	$1,073,233	$1,154,634
Noninterest-bearing deposits	165,768	158,747
Federal funds purchased and repurchase agreements	9,976	9,972
Federal Home Loan Bank borrowings	158,868	101,007
Advances from borrowers for taxes and insurance	1,774	1,751
Accrued interest payable	109	119
Other liabilities	4,308	7,374
Total liabilities	1,414,036	1,433,604

Stockholders' Equity
Common stock, $.01 par value: authorized 100,000,000 shares; issued 16,073,709 shares at March 31, 2016 and December 31, 2015; outstanding 13,549,983 shares at March 31, 2016 and 13,540,875 shares at December 31, 2015	161	161
Additional paid-in capital	155,728	155,698
Treasury stock at cost: 2,523,746 shares at March 31, 2016 and 2,532,834 shares December 31, 2015	(25,371)	(25,463)
Unearned ESOP shares	(7,144)	(7,250)
Accumulated other comprehensive loss, net	(757)	(2,210)
Retained earnings	48,091	47,445
Total stockholders' equity	170,708	168,381
Total liabilities & stockholders' equity	$1,584,744	$1,601,985

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended March 31,
	2016	2015
	(dollars in thousands, except share data)
Interest income:
Interest on loans	$13,794	$8,843
Interest and dividends on investments
Taxable	624	411
Tax-exempt	118	99
Interest on mortgage-backed securities	617	318
Total interest income	15,153	9,671
Interest expense:
Interest on deposits	1,030	690
Interest on borrowings	626	615
Total interest expense	1,656	1,305
Net interest income before provision for loan losses	13,497	8,366
Provision for loan losses	1,216	-
Net interest income after provision for loan losses	12,281	8,366
Non-interest income:
Service fees	1,046	682
Net gains on sale of loans	91	30
Net increase from BOLI	328	220
Gain on sale of investment securities available for sale, net	244	114
Net gain (loss) on sale of OREO	152	(1)
Other	112	133
Total non-interest income	1,973	1,178
Non-interest expense:
Salaries and employee benefits	4,876	3,843
Occupancy expenses, net	765	549
Equipment expenses	334	248
Federal insurance premiums	241	186
Data processing	410	294
Loan related expenses	230	239
Advertising	221	177
Telecommunications	385	270
Professional services	203	179
Merger related expenses	1,093	266
OREO expenses	410	902
Other operating	1,162	757
Total non-interest expense	10,330	7,910
Income before income taxes	3,924	1,634
Income tax expense	1,924	613
Net income	$2,000	$1,021

Earnings per share (see Note 13):
Basic	$0.16	$0.10
Diluted	$0.15	$0.09

Weighted average number of shares outstanding:
Basic	12,815,115	10,711,939
Diluted	13,107,425	10,811,509

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2016			2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)

Net income	$3,924	$1,924	$2,000	$1,634	$613	$1,021
Other comprehensive income:
Unrealized holding gains arising during the period on AFS securities	3,305	1,321	1,984	1,336	533	803
Increase in fair value of AFS securities sold	-	-	-	-	-	-
Amortization of previously unrealized loss on AFS securities transferred to HTM	(3)	(1)	(2)	105	42	63
Unrealized holding gains (losses) arising during the period on interest rate swap	(636)	(254)	(382)	(356)	(142)	(214)
Less reclassification adjustment for (gain) loss on sales of securities realized in net income	(244)	(97)	(147)	(114)	(46)	(68)
Total other comprehensive income	2,422	969	1,453	971	387	584

Total comprehensive income	$6,346	$2,893	$3,453	$2,605	$1,000	$1,605

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31, 2015 and three months ended March 31, 2016

(unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(in thousands)

Balance, December 31, 2014	$133	$128,630	$(18,077)	$(7,676)	$(1,483)	$39,351	$140,878
Net income	-	-	-	-	-	12,155	12,155
Other comprehensive income (loss)	-	-	-	-	(727)	-	(727)
Acquisition of Colonial Financial	28	27,138	(1,079)	-	-	-	26,087
Stock option compensation expense	-	353	-	-	-	-	353
Restricted stock compensation expense	-	125	-	-	-	-	125
Issuance of stock for stock options	-	(43)	197	-	-	-	154
Issuance of restricted stock	-	(528)	528	-	-	-	-
Cash dividends declared on common stock ($0.32 per share)	-	-	-	-	-	(4,061)	(4,061)
Common stock repurchased - 623,935 shares	-	-	(7,032)	-	-	-	(7,032)
ESOP shares earned	-	23	-	426	-	-	449
Balance, December 31, 2015	161	155,698	(25,463)	(7,250)	(2,210)	47,445	168,381
Net income	-	-	-	-	-	2,000	2,000
Other comprehensive income (loss)	-	-	-	-	1,453	-	1,453
Stock option compensation expense	-	50	-	-	-	-	50
Restricted stock compensation expense	-	39	-	-	-	-	39
Issuance of restricted stock	-	(92)	92	-	-	-	-
Cash dividends declared on common stock ($0.10 per share)	-	-	-	-	-	(1,354)	(1,354)
ESOP shares earned	-	33	-	106	-	-	139
Balance, March 31, 2016	$161	$155,728	$(25,371)	$(7,144)	$(757)	$48,091	$170,708

See accompanying notes to unaudited consolidated financial statements.

CAPE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$2,000	$1,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,216	-
Net gain on the sale of loans	(91)	(30)
Net (gain) loss on the sale of other real estate owned	(152)	1
Write-down of other real estate owned	312	799
Net gain on sale of investments	(244)	(114)
Earnings on BOLI	(328)	(220)
Proceeds from sales of loans	827	193
Depreciation and amortization	867	575
ESOP and stock-based compensation expense	228	222
Deferred income taxes	(11)	(4)
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(126)	(7)
Other assets	1,684	1,272
Accrued interest payable	(10)	(5)
Other liabilities	(3,066)	(1,003)
Net cash provided by (used in) operating activities	3,106	2,700
Cash flows from investing activities
Change in restricted cash	-	(28,026)
Proceeds from sales of AFS securities	9,858	9,590
Proceeds from calls, maturities, and principal repayments of AFS securities	13,081	11,102
Proceeds from calls of investments held to maturity	345	-
Purchases of AFS securities	(1,198)	(6,998)
Purchase of Federal Home Loan Bank stock	(2,592)	(2,439)
Proceeds from sale of other real estate owned	794	5
Decrease in interest-bearing time deposits	3,057	239
Increase in loans, net	(9,452)	(2,227)
Purchases of premises and equipment	(176)	(289)
Net cash (used in) provided by investing activities	13,717	(19,043)
Cash flows from financing activities
Net decrease in deposits	(74,295)	(46,499)
Increase in advances from borrowers for taxes and insurance	24	34
Decrease in long-term borrowings	(5,000)	(5,000)
Increase in short-term borrowings	62,600	59,200
Dividends paid on common stock	(1,354)	(688)
Net cash provided by (used in) financing activities	(18,025)	7,047
Net increase (decrease) in cash and cash equivalents	(1,202)	(9,296)
Cash and cash equivalents at beginning of year	20,498	31,472
Cash and cash equivalents at end of quarter	$19,296	$22,176
Supplementary disclosure of cash flow information:
Cash paid during period for:
Interest	$1,666	$1,310
Income taxes, net of refunds	$8	$15
Supplementary disclosure of non-cash investing activities:
AFS investment security purchase commitments that settle during the period	$1,198	$-
Transfers from loans to other real estate owned	$285	$199
Premises and equipment transferred to assets held for sale	$309	$-

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

On January 5, 2016, the Company entered into a definitive agreement and plan of merger with OceanFirst Financial Corp. (“OceanFirst”) pursuant to which Cape Bancorp will merge with and into OceanFirst and Cape Bank will merge with and into OceanFirst Bank. The transaction is subject to approval by the shareholders of each company, receipt of all required regulatory approvals and fulfillment of other customary closing conditions. All shareholder and regulatory approvals have been received as of the close of business on April 25, 2016. Closing is expected in early May 2016.

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

The consolidated financial statements include the accounts of Cape Bancorp, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current year presentations. The consolidated financial statements, as of and for the periods ended March 31, 2016 and 2015, have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight deposits, federal funds sold and interest-bearing bank balances. The Federal Reserve Bank required reserves of $1.5 million as of March 31, 2016, and $1.8 million as of December 31, 2015 are included in these balances.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Included in the Company’s loan portfolio are modified loans. Per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 310-40, “Troubled Debt Restructurings by Creditors” (“FASB ASC 310-40”), a loan restructuring is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that the creditor would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest. This restructuring may stem from an agreement or may be imposed by law, and may involve a multiple note structure. Prior to the restructuring, if the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-accrual, these loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months. This sustained repayment performance may include the period of time just prior to the restructuring. At March 31, 2016, TDRs totaled $3.8 million, of which $2.8 million were accruing TDRs and $1.0 million were non-accruing TDRs. This compares to $3.9 million of TDRs at December 31, 2015, of which $2.8 million were accruing TDRs and $1.1 million were non-accruing TDRs. (See Note 5 – Loans Receivable).

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The annual goodwill assessment for 2016 will be performed in the fourth quarter. In the interim, the Company will continue to evaluate goodwill on a quarterly basis utilizing the methodology required for an annual goodwill assessment.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the annual ESOP debt service. As of March 31, 2016, 246,867 shares have been allocated to eligible participants in the Cape Bank Employee Stock Ownership Plan.

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

Treasury Stock: Stock held in the treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. As shares of treasury stock are reissued to satisfy stock option exercises, the shares are issued using the average cost basis of the shares in the treasury at the time of issuance. At March 31, 2016, 2,523,746 shares were held in the treasury at an average repurchase price of $10.05 per share.

Effect of Newly Issued Accounting Standards: In May 2014, the FASB issued an update (ASU 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, “Revenue from Contracts with Customers”.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  Early adoption is permitted in 2016. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

The assets acquired and liabilities assumed have been accounted for under the purchase method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of April 1, 2015 based on management’s best estimate using the information available as of the acquisition date. The application of purchase accounting resulted in an initial bargain purchase gain of $5.955 million and a core deposit intangible of $798,000. As of April 1, 2015, Colonial had total assets with a carrying value of approximately $569.8 million, including gross loans with a carrying value of approximately $273.8 million, and total deposits with a carrying value of approximately $502.0 million. The bargain purchase gain primarily results from the interest rate fair value adjustment applied to Colonial’s lower yielding asset base and the write-up of the Colonial premises acquired to fair market value. In the third and fourth quarters of 2015, there were adjustments to the bargain purchase gain totaling $524,000 primarily resulting from adjustments relative to collections on fully charged-off loans and purchase credit impaired loans. collections on fully charged-off loans and purchase credit impaired loans. In the first quarter of 2016, interest income on loans was enhanced $889,000 resulting from the additional accretion of interest income on loans with higher principal payments than originally anticipated in the analysis of the acquisition of Colonial.

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

The following table presents the assets acquired and liabilities assumed as of August 28, 2015 and their initial fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

	8/28/2015	Fair Value		8/28/2015
	Book Value	Adjustment		Fair Value
	(in thousands)
Assets Acquired
Cash and cash equivalents	$25,517	$-		$25,517
Loans	4,801	(67	)(1)	4,734
Accrued interest	16	-		16
Premises, furniture, fixtures & equipment	354	-		354
Core deposit intangible	-	77	(2)	77
Total assets acquired	$30,688	$10		$30,698

Liabilities Assumed
Deposits	32,039	12	(3)	32,051
Accrued interest on deposits	10	-		10
Other liabilities	2	-		2
Total liabilities assumed	$32,051	$12		$32,063

Goodwill				$1,365

(1) Represents fair value adjustment for loan acquired including an interest rate and credit fair value adjustments.
(2) Represents intangible assets recorded to reflect the fair value of core depositsintangible assets.
(3) Represents fair value adjustment on time deposits.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains or losses and the fair value of the Bank’s investment securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016
Investment securities available-for-sale
Debt securities
U.S. Government and agency obligations	$49,178	$291	$(4)	$49,465
Municipal bonds	17,425	351	(3)	17,773
Corporate bonds	32,599	241	(54)	32,786
Total debt securities	$99,202	$883	$(61)	$100,024

Equity securities
CRA Qualified and Asset Management Funds	$8,891	$-	$(173)	$8,718
Total equity securities	$8,891	$-	$(173)	$8,718

Mortgage-backed securities
SBA loan pools	$9,858	$-	$(68)	$9,790
GNMA pass-through certificates	5,341	18	(12)	5,347
FHLMC pass-through certificates	12,282	25	(78)	12,229
FNMA pass-through certificates	27,217	96	(143)	27,170
Collateralized mortgage obligations	81,744	607	(259)	82,092
Total mortgage-backed securities	$136,442	$746	$(560)	$136,628
Total securities available-for-sale	$244,535	$1,629	$(794)	$245,370

Investment securities held-to-maturity
Debt securities
Municipal bonds	$7,970	$189	$(6)	$8,153
U.S. Government and agency obligations	5,969	63	-	6,032
Total debt securities	$13,939	$252	$(6)	$14,185
Total securities held-to-maturity	$13,939	$252	$(6)	$14,185

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

Proceeds from sales of securities available for sale were $9.9 million and $9.6 million for the three months ended March 31, 2016 and 2015, respectively. Gross gains of $244,000 and $114,000 were realized on security sales during the three months ended March 31, 2016 and 2015, respectively. Proceeds from security calls, maturities, and return of principal were $13.1 million and $11.1 million for the three months ended March 31, 2016 and 2015, respectively.

Securities having a fair value of approximately $24.9 million and $25.7 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, Federal Home Loan Bank and other borrowings. The Bank did not hold any trading securities during the three months ended March 31, 2016 or during the twelve months ended December 31, 2015.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2016:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$1,996	$(4)	$-	$-	$1,996	$(4)
Municipal bonds	1,275	(2)	459	(7)	1,734	(9)
Corporate bonds	6,966	(32)	1,980	(22)	8,946	(54)
CRA Qualified and Asset Management Fund	$876	$(16)	7,843	(157)	8,718	(173)
Mortgage-backed securities	33,541	(242)	30,890	(318)	64,431	(560)

Total temporarily impaired investment securities	$44,654	$(296)	$41,173	$(504)	$85,827	$(800)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
U.S. Government and agency obligations	$42,293	$(405)	$1,956	$(44)	$44,249	$(449)
Municipal bonds	5,096	(18)	954	(13)	6,050	(31)
Corporate bonds	23,858	(167)	1,984	(19)	25,842	(186)
CRA Qualified and Asset Management Fund	878	(13)	7,735	(265)	8,613	(278)
Mortgage-backed securities	109,722	(1,274)	15,252	(496)	124,974	(1,770)

Total temporarily impaired investment securities	$181,847	$(1,877)	$27,881	$(837)	$209,728	$(2,714)

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

At March 31, 2016, the Company’s investment securities portfolio consisted of 321 securities, 119 of which were in an unrealized loss position. The securities consist of investments that are backed by the U.S. Government or U.S. sponsored agencies which the government has affirmed its commitment to support, and municipal obligations which had unrealized losses that were caused by changing credit spreads in the market as a result of the current economic environment. Because the Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell the securities, the Company does not consider these investments to be OTTI.

On a quarterly basis, we evaluate our investment securities for OTTI. As required by FASB ASC Topic No. 320, “Investments – Debt and Equity Securities,” if we do not intend to sell a debt security, and it is not more likely than not that we will be required to sell the security, an OTTI write-down is separated into a credit loss portion and a portion related to all other factors. The credit loss portion is recognized in earnings as net OTTI losses, and the portion related to all other factors is recognized in accumulated other comprehensive income, net of taxes. The credit loss portion is defined as the difference between the amortized cost of the security and the present value of the expected future cash flows for the security. If the intent is to sell a debt security or if it is more likely than not that we will be required to sell the security, then the security is written down to its fair market value as a net OTTI loss in earnings. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary. The Company’s estimate of projected cash flows it expected to receive was more than the securities’ carrying value, resulting in no impairment charge to earnings for the three months ended March 31, 2016.

The amortized cost and fair value of debt securities and mortgage-backed securities available for sale at March 31, 2016, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)

Due within one year or less	$6,461	$6,470	$-	$-
Due after one year but within five years	77,629	78,071	8,233	8,303
Due after five years but within ten years	15,112	15,483	5,706	5,882
Due after ten years	-	-	-	-
Equity securities	8,891	8,718	-	-
Mortgage-backed securities	136,442	136,628	-	-
Total investment securities	$244,535	$245,370	$13,939	$14,185

For the periods ended March 31, 2016 and 2015, there were no cumulative credit related OTTI charges recognized as components of earnings for CDO securities, as the Company no longer held CDO securities during the periods presented.

NOTE 5 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)

Commercial secured by real estate	$646,346	$637,869
Commercial term loans	38,185	40,836
Construction	57,094	43,105
Other commercial	52,900	55,095
Residential mortgage	314,835	325,087
Home equity loans and lines of credit	71,363	71,320
Other consumer loans	981	984
Loans receivable, gross	1,181,704	1,174,296

Less:
Allowance for loan losses	9,960	9,989
Deferred loan fees	(284)	(737)
Loans receivable, net	$1,172,028	$1,165,044

The Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans was $57,000 and $417,000 at March 31, 2016 and December 31, 2015, respectively, and is included in commercial loans secured by real estate.

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the quarter ended March 31, 2016 or for the year ended December 31, 2015.

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2016:

	At or for the three months ended March 31, 2016
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$5,982	$730	$396	$1,062	$1,473	$327	$19	$-	$9,989
Charge-offs	(1)	(727)	-	(469)	(11)	(7)	(112)	-	(1,327)
Write-downs on loans transferred to HFS	-	-	-	-	-	-	-	-	-
Recoveries	16	-	-	-	53	6	7	-	82
Provision for loan losses	(238)	760	128	551	(130)	3	142	-	1,216
Balance at end of year	$5,759	$763	$524	$1,144	$1,385	$329	$56	$-	$9,960

Impairment evaluation
Allowance for loan losses
Individually evaluated	$151	$-	$-	$-	$24	$-	$-	$-	$175
Collectively evaluated	5,608	763	524	1,144	1,361	329	56	-	9,785
PCI loans	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$5,759	$763	$524	$1,144	$1,385	$329	$56	$-	$9,960
Loans
Individually evaluated	$6,530	$-	$-	$-	$3,527	$523	$2	$-	$10,582
Collectively evaluated	639,759	38,185	57,094	52,900	311,308	70,840	979	-	1,171,065
PCI loans	57	-	-	-	-	-	-	-	57
Total loans	$646,346	$38,185	$57,094	$52,900	$314,835	$71,363	$981	$-	$1,181,704

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the year ended December 31, 2015:

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

(1) includes commercial lines of credit

The following table summarizes activity related to the allowance for loan losses by category for the three months ended March 31, 2015:

	At or for the three months ended March 31, 2015
	(in thousands)
	Commercial Secured by Real Estate	Commercial Term Loans	Construction	Other Commercial (1)	Residential Mortgage	Home Equity & Lines of Credit	Other Consumer	Unallocated	Total
Balance at beginning of year	$5,671	$597	$138	$782	$1,550	$288	$11	$350	$9,387
Charge-offs	(170)	-	-	-	(54)	(22)	(7)	-	(253)
Recoveries	19	-	-	-	-	3	8	-	30
Provision for loan losses	299	(195)	9	(181)	53	20	(5)	-	-
Balance at end of year	$5,819	$402	$147	$601	$1,549	$289	$7	$350	$9,164

Impairment evaluation
Allowance for loan losses
Individually evaluated	$304	$-	$-	$-	$85	$7	$-	$-	$396
Collectively evaluated	5,515	402	147	601	1,464	282	7	350	8,768
Total allowance for loan losses	$5,819	$402	$147	$601	$1,549	$289	$7	$350	$9,164
Loans
Individually evaluated	$10,297	$-	$-	$303	$2,988	$299	$-	$-	$13,887
Collectively evaluated	420,848	24,354	17,620	30,365	229,541	44,330	525	-	767,583
Total loans	$431,145	$24,354	$17,620	$30,668	$232,529	$44,629	$525	$-	$781,470

(1) includes commercial lines of credit

Impaired loans at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Non-accrual loans (1)	$7,215	$6,131
Loans delinquent greater than 90 days and still accruing	313	169
Troubled debt restructured loans	2,808	2,829
Loans less than 90 days and still accruing	246	265
PCI loans (2)	57	417
Total impaired loans	$10,639	$9,811

(1)	Non-accrual loans in the table above include TDRs totaling $1.0 million at March 31, 2016 and $1.1 million at December 31, 2015.

	For the three months ended March 31,
	2016	2015
	(in thousands)
Average recorded investment of impaired loans	$9,536	$13,362
Interest income recognized during impairment	$46	$69
Cash basis interest income recognized	$-	$-

At March 31, 2016, non-performing loans had a principal balance of $7.6 million compared to $6.7 million at December 31, 2015. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to approximately $313,000 at March 31, 2016 and $169,000 at December 31, 2015.

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance (FASB ASC 310-40), these modified loans are considered TDRs. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding TDRs.

The following table provides a summary of TDRs by performing status:

	March 31, 2016			December 31, 2015
Troubled Debt Restructurings	Non-accruing	Accruing	Total	Non-accruing	Accruing	Total
	(in thousands)			(in thousands)
Commercial secured by real estate	$294	$2,529	$2,823	$306	$2,545	$2,851
Residential mortgage	728	279	1,007	750	284	1,034
Total TDRs	$1,022	$2,808	$3,830	$1,056	$2,829	$3,885

The following table presents new TDRs for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	$-	2	$2,490	$2,490
Residential mortgage	-	-	-	-	-	-
Total TDRs	-	$-	$-	2	$2,490	$2,490

The following tables present, by class of loans, information regarding the types of concessions granted on accruing and non-accruing loans that were restructured during the three months ended March 31, 2016 and during the year ended December 31, 2015:

For the three months ended March 31, 2016
(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total accruing TDRs	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total TDRs	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

	Year ended December 31, 2015
	(dollars in thousands)
	Reductions in Interest Rate and Maturity Date		Reductions in Interest Rate and Principal Amount		Maturity Date Extension		Maturity Date Extension and Interest Rate Reduction		Deferral of Principal Amount Due and Shortened Maturity Date		Total Concessions Granted
	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490
Residential mortgage	-	-	-	-	1	76	-	-	-	-	1	76
Total accruing TDRs	-	$-	-	$-	1	$76	2	$2,490	-	$-	3	$2,566

Non-accruing TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Residential mortgage	-	-	-	-	-	-	-	-	-	-	-	-
Total non-accruing TDRs	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

Total TDRs:
Commercial secured by real estate	-	$-	-	$-	-	$-	2	$2,490	-	$-	2	$2,490
Residential mortgage	-	-	-	-	1	76	-	-	-	-	1	76
Total TDRs	-	$-	-	$-	1	$76	2	$2,490	-	$-	3	$2,566

The following table presents TDRs that defaulted within the quarters ended March 31, 2016 and 2015, where the loan had been modified within twelve months:

	For the three months ended March 31, 2016		For the three months ended March 31, 2015
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial secured by real estate	-	$-	-	$-
Residential mortgage	-	-	1	197
Total	-	$-	1	$197

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, reclassified to loans held for sale, foreclosed, sold or it meets the criteria to be removed from TDR status. Included in the allowance for loan losses at March 31, 2016 and December 31, 2015 was an impairment reserve for TDRs in the amount of $175,000 and $182,000, respectively. At March 31, 2016, there are no commitments to extend additional funds to loans that are TDRs.

The following table presents impaired loans at March 31, 2016:

March 31, 2016	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,530	$2,530	$151	$2,535	$33
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	178	178	24	179	2
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
PCI	-	-	-	-	-
Impaired loans with a related allowance	$2,708	$2,708	$175	$2,714	$35

Impaired loans with no related allowance
Commercial secured by real estate	$4,000	$4,584	$-	$2,967	$5
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	3,349	3,972	-	3,282	4
Home equity loans and lines of credit	523	557	-	514	2
Other consumer loans	2	2	-	1	-
PCI	57	130	-	58	-
Impaired loans with no related allowance	$7,931	$9,245	$-	$6,822	$11

Total impaired loans
Commercial secured by real estate	$6,530	$7,114	$151	$5,502	$38
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	3,527	4,150	24	3,461	6
Home equity loans and lines of credit	523	557	-	514	2
Other consumer loans	2	2	-	1	-
PCI	57	130	-	58	-
Total impaired loans	$10,639	$11,953	$175	$9,536	$46

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents impaired loans at December 31, 2015:

December 31, 2015	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with a related allowance
Commercial secured by real estate	$2,544	$2,544	$158	$2,423	$145
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	478	565	54	361	7
Home equity loans and lines of credit	-	-	-	-	-
Other consumer loans	-	-	-	-	-
PCI	-	-	-	-	-
Impaired loans with a related allowance	$3,022	$3,109	$212	$2,784	$152

Impaired loans with no related allowance
Commercial secured by real estate	$2,657	$3,351	$-	$1,498	$22
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	3,256	3,861	-	2,353	13
Home equity loans and lines of credit	459	507	-	290	1
Other consumer loans	-	-	-	-	-
PCI	417	2,098	-	275	-
Impaired loans with no related allowance	$6,789	$9,817	$-	$4,416	$36

Total impaired loans
Commercial secured by real estate	$5,201	$5,895	$158	$3,921	$167
Commercial term loans	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial	-	-	-	-	-
Residential mortgage	3,734	4,426	54	2,714	20
Home equity loans and lines of credit	459	507	-	290	1
Other consumer loans	-	-	-	-	-
PCI	417	2,098	-	275	-
Total impaired loans	$9,811	$12,926	$212	$7,200	$188

(1)	the difference between the recorded investment and unpaid principal balance primarily results from partial charge-offs.

The following table presents loans by past due status at March 31, 2016:

March 31, 2016	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual	PCI Loans (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$643	$-	$-	$643	$3,755	$57	$641,891	$646,346
Commercial term loans	-	-	-	-	-	-	38,185	38,185
Construction	-	-	-	-	-	-	57,094	57,094
Other commercial	-	-	-	-	-	-	52,900	52,900
Residential mortgage	1,524	392	137	2,053	3,112	-	309,670	314,835
Home equity loans and lines of credit	638	318	176	1,132	346	-	69,885	71,363
Other consumer loans	3	6	-	9	2	-	970	981
Total	$2,808	$716	$313	$3,837	$7,215	$57	$1,170,595	$1,181,704

(1) all PCI loans are non-accrual

The following table presents loans by past due status at December 31, 2015:

December 31, 2015	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent and Accruing	Total Delinquent and Accruing	Non-accrual	PCI Loans (1)	Current	Total Loans
	(in thousands)
Commercial secured by real estate	$200	$-	$-	$200	$2,392	$417	$634,860	$637,869
Commercial term loans	-	-	-	-	-		40,836	40,836
Construction	-	-	-	-	-	-	43,105	43,105
Other commercial	-	-	-	-	-	-	55,095	55,095
Residential mortgage	2,221	932	101	3,254	3,348	-	318,485	325,087
Home equity loans and lines of credit	381	150	68	599	391	-	70,330	71,320
Other consumer loans	90	4	-	94	-	-	890	984
Total	$2,892	$1,086	$169	$4,147	$6,131	$417	$1,163,601	$1,174,296

(1) all PCI loans are non-accrual

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit and term loans, and other consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2016 and December 31, 2015 is included in the aging of the recorded investment of past due loans table. In addition, the total non-performing portion of these homogeneous loan pools at March 31, 2016 and December 31, 2015 is presented in the recorded investment in nonaccrual loans.

The following tables present commercial loans by credit quality indicator:

	Risk Ratings
March 31, 2016	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	PCI Loans	Total
	(in thousands)

Commercial secured by real estate	$633,938	$6,399	$1,097	$654	$446	$3,755	$57	$646,346
Commercial term loans	38,185	-	-	-	-	-	-	38,185
Construction	57,094	-	-	-	-	-	-	57,094
Other commercial	49,900	3,000	-	-	-	-	-	52,900
	$779,117	$9,399	$1,097	$654	$446	$3,755	$57	$794,525

	Risk Ratings
December 31, 2015	Grades 1-5	Grade 6	Grade 7	Grade 8	Grade 9	Grade 10	PCI Loans	Total
	(in thousands)

Commercial secured by real estate	$624,755	$7,398	$1,106	$657	$448	$3,088	$417	$637,869
Commercial term loans	40,004	-	832	-	-	-	-	40,836
Construction	43,105	-	-	-	-	-	-	43,105
Other commercial	53,251	-	1,844	-	-	-	-	55,095
	$761,115	$7,398	$3,782	$657	$448	$3,088	$417	$776,905

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016			Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Investment securities available for sale:
U.S. Government and agency obligations	$-	$49,465	$-	$-	$54,875	$-
Municipal bonds	-	17,773	-	-	17,596	-
Corporate bonds	-	32,786	-	-	42,093	-
CRA Qualified and Asset Mgmt Funds	8,718	-	-	8,613	-	-
Mortgage-backed securities	-	136,628	-	-	140,764	-
Total securities available for sale	$8,718	$236,652	$-	$8,613	$255,328	$-

Liabilities:
Interest rate swaps	$-	$(1,926)	$-	$-	$(1,290)	$-
Total interest rate swaps	$-	$(1,926)	$-	$-	$(1,290)	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016			Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)			(in thousands)
Assets:
Impaired loans (1):
Commercial secured by real estate	$-	$-	$865	$-	$-	$1,108
Commercial term loans	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other commercial	-	-	-	-	-	-
Residential mortgage	-	-	1,003	-	-	1,287
Home equity loans	-	-	217	-	-	168
PCI loans	-	-	57	-	-	417
Total impaired loans	$-	$-	$2,142	$-	$-	$2,980
Other real estate owned:
Commercial	$-	$198	$1,826	$-	$840	$2,139
Residential mortgage	-	-	370	-	-	84
Total other real estate owned	$-	$198	$2,196	$-	$840	$2,223

(1)	Includes non-accrual loans, loans delinquent greater than 90 days and still accruing, loans less than 90 days delinquent and still accruing and troubled debt restructured loans.

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

On an annual basis, management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at the fair value for other properties. The most recent analysis performed indicated that a discount up to 7% should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors.

Fair valued impaired loans with allocated allowance for loan losses at March 31, 2016, had a carrying amount of $2.1 million, which is consisted of the gross outstanding balance of $2.1 million. There was no valuation allowance associated with these loans. These balances do not include $3.4 million of impaired loans that are measured using the discounted cash flow method and are not collateral dependent.

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

	At March 31, 2016
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$19,296	$9,878	$9,418	$-
Interest-bearing time deposits	$5,103	$-	$5,131	$-
Loans receivable, net of allowance	$1,172,028	$-	$-	$1,178,586
Investment securities AFS	$245,370	$8,718	$236,652	$-
Investment securities HTM	$13,939	$-	$14,185	$-
FHLB Stock	$8,946	n/a	n/a	n/a
Accrued interest receivable	$4,688	$-	$875	$3,813

Liabilities
Savings deposits	$155,228	$-	$155,228	$-
Checking and money market deposits	$837,421	$165,768	$671,653	$-
Certificates of deposit	$246,352	$-	$246,234	$-
Borrowings	$168,844	$-	$171,458	$-
Accrued interest payable	$109	$-	$109	$-

	At December 31, 2015
		Fair Value Measurements
		Quoted Prices
		in Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$20,498	$8,979	$11,519	$-
Interest-bearing time deposits	$8,161	$-	$8,180	$-
Loans receivable, net of allowance	$1,165,044	$-	$-	$1,165,180
Investment securities AFS	$263,941	$8,613	$255,328	$-
Investment securities HTM	$14,298	$-	$14,314	$-
FHLB Stock	$6,354	n/a	n/a	n/a
Accrued interest receivable	$4,562	$-	$951	$3,611

Liabilities
Savings deposits	$167,764	$-	$167,764	$-
Checking and money market deposits	$852,239	$158,747	$693,492	$-
Certificates of deposit	$293,378	$-	$292,126	$-
Borrowings	$110,979	$-	$114,043	$-
Accrued interest payable	$119	$-	$119	$-

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 7 – OTHER REAL ESTATE OWNED

At March 31, 2016, other real estate owned (OREO) totaled $2.4 million and consisted of six residential properties (including five building lots) and eleven commercial properties. At December 31, 2015, OREO totaled $3.1 million and consisted of six residential properties (including five building lots) and thirteen commercial properties.

For the three months ended March 31, 2016, the Company added one residential property to OREO with a carrying value of $285,000. During the current quarter, the Company sold three commercial OREO properties with an aggregate carrying value of $642,000.

Net expenses applicable to OREO were $410,000 for the three month period ending March 31, 2016, which included OREO valuation write-downs of $312,000, taxes and insurance totaling $49,000, and $49,000 of miscellaneous expenses. Net gains on the sale of OREO totaled $152,000 for the three months ended March 31, 2016. For the three months ended March 31, 2015, net expenses applicable to OREO totaled $902,000 which included OREO valuation write-downs totaling $799,000, taxes and insurance totaling $73,000, and $30,000 of miscellaneous expenses. Net losses on the sale of OREO totaled $1,000 for the three months ended March 31, 2015.

As of the date of this filing, the Company has agreements of sale for three OREO properties with an aggregate carrying value totaling $946,000, although there can be no assurance that these sales will be completed.

NOTE 8 – DEPOSITS

Deposits are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Savings accounts	$155,228	$167,764
Interest-bearing checking and money market deposits (1)	671,653	693,492
Non-interest bearing checking	165,768	158,747
Certificates of deposit $250,000 or less	221,416	249,976
Certificates of deposit more than $250,000	24,936	43,402
Total deposits	$1,239,001	$1,313,381

(1)	Includes municipal deposit accounts totaling $269.0 million, or 21.7% of total deposits at March 31, 2016 and $282.1 million, or 21.5% of total deposits at December 31, 2015.

NOTE 9 – BORROWINGS

The Bank’s FHLB borrowings totaled $158.9 million and $101.0 million at March 31, 2016 and December 31, 2015, respectively, and repurchase agreements totaled $10.0 million for both periods.

NOTE 10 – DERIVATIVES AND HEDGING ACTIVITIES

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Bank’s variable rate borrowings. The interest rate swap on the variable rate borrowing was designated as a cash flow hedge and was a negotiated over the counter contract. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The unrealized holding loss on the interest rate swap was $636,000 for the three months ended March 31, 2016. There was no reclassification from other comprehensive to interest income nor the ineffective portion through non-interest income for the three months ended March 31, 2016. The contract was entered into by the Bank with a counterparty, and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.

The Bank is exposed to credit-related losses in the event of non-performance by the counterparties to the agreements. The Bank controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. The Bank only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during and at period end.

At March 31, 2016, the Bank had a forecasted interest rate swap agreement to receive from the counterparty at 1 month LIBOR and to pay interest to the counterparty at a fixed rate of 3.368% on a notional amount of $19.0 million. The effective date of the transaction is May 17, 2017 and the maturity date is May 17, 2023. Beginning May 17, 2014, for the first three years, no cash flows will be exchanged and for the following seven years the Bank will pay a fixed interest rate of 3.368% and the counterparty will pay the Bank 1 month LIBOR. The hedging strategy converts the LIBOR based floating interest on a certain FHLB advance to a fixed interest rate, thereby protecting the Bank from floating interest rate variability. The following table presents information regarding our derivative financial instrument at March 31, 2016 and December 31, 2015.

	At March 31, 2016		At December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in thousands)		(in thousands)
Derivatives
Interest rate swap	$19,000	$(1,926)	$19,000	$(1,290)

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2016, the Company recorded a net tax expense of $1.9 million compared to a net tax expense of $613,000 for the three months ended March 31, 2015.

For more information about our income taxes, read Note 13, “Income Taxes,” in our 2015 Annual Report to Shareholders.

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

During the first three months of 2016, there were no incentive stock options issued by the Company. During the first three months of 2015, the Company issued 12,500 incentive stock options to certain employees ata a grant price of $9.15 per share.

Stock option activity for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended March 31,
	2016			2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)
Outstanding at January 1	809,171	$8.10		696,960	$7.79
Granted	-	$-		12,500	$9.15
Forfeited	(10,000)	$9.30		(590)	$7.68
Exercised	-	$-		-	$-
Outstanding at March 31 (1)	799,171	$8.08	5.3	708,870	$7.81	5.8
Exercisable at March 31	627,897	$7.63	4.7	493,786	$7.56	5.4

Aggregate Intrinsic Value at March 31	$3,648,500			$987,700

(1)	Expected forfeitures are immaterial.

The expected average risk-free rate is based on the U.S. Treasury yield curve on the day of grant. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and expected option exercise activity. Expected volatility is based on historical volatilities of the Company’s common stock as well as the historical volatility of the stocks of the Company’s peer banks. The expected dividend yield is based on the expected dividend yield over the life of the option and the Company’s historical information. The following table presents the weighted average per share fair value of options granted during the periods presented, and the assumptions used based on the Black-Sholes option pricing methodology. There were no options granted in the first quarter of 2016.

	For the three months ended March 31,
Assumption	2016	2015
Expected average risk-free interest rate	0.00%	1.49%
Expected average life (in years)	0.0	6.5
Expected volatility	0.00%	36.74%
Expected dividend yield	0.00%	2.62%
Weighted average per share fair value	$-	$2.55

Restricted stock activity for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended March 31,
	2016		2015
	Restricted Common Shares	Weighted Average Fair Value at Grant Date	Restricted Common Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1	66,563	$8.59	4,950	$8.44
Granted	-	$-	9,000	$-
Vested	(6,144)	$8.80	-	$8.13
Forfeited	-	$-	(1,275)	$8.52
Non-vested at March 31	60,419	$9.38	12,675	$8.59

At March 31, 2016, unrecognized compensation costs on unvested stock options and restricted stock awards was $876,900 which will be amortized on a straight-line basis over the remaining vesting period.

Stock-based compensation expense and related tax effects recognized in connection with unvested stock options and restricted stock awards for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended March 31,
	2016	2015
	(in thousands)
Compensation expense:
Common stock options	$50	$115
Restricted common stock	39	10
Total compensation expense	89	125
Tax benefit	13	4
Net income effect	$76	$121

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

As of March 31, 2016, options to purchase 799,171 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 60,419 shares of restricted stock were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. As of March 31, 2015, options to purchase 708,870 shares were outstanding and dilutive, and accordingly, were included in determining diluted earnings per common share. In addition, 12,675 shares of restricted stock were outstanding and dilutive, and accordingly were included in determining diluted earnings per common share. The following is the calculation of basic earnings per share for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
	(in thousands, except share data)

Net income	$2,000	$1,021

Weighted average shares outstanding	12,815,115	10,711,939
Basic earnings per share	$0.16	$0.10
Diluted weighted average shares outstanding	13,107,425	10,811,509
Diluted basic earnings per share	$0.15	$0.09

NOTE 14 – REGULATORY MATTERS

As of March 31, 2016, the Bank was categorized as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized”, the Bank must maintain minimum regulatory capital ratios. At March 31, 2016, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common Equity Tier I Capital, Tier I Risk-Based Capital and Total Risk-Based Capital were 8.65%, 11.24%, 11.24% and 12.09%, respectively, all of which exceed well capitalized status.

NOTE 15 – OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the three months ended March 31, 2016 and 2015:

	Balance at December 31, 2015	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended March 31, 2016	Balance at March 31, 2016
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,435)	$1,984	$(147)	$(2)	$1,835	$401
Net unrealized holding gain (loss) on interest rate swap	(775)	(382)	-	-	(382)	(1,157)
Accumulated other comprehensive income (loss) net of tax	$(2,210)	$1,602	$(147)	$(2)	$1,453	$(757)

	Balance at December 31, 2014	Other Comprehensive Income Before Reclassifications	Amount Reclassified from Accumulated Other Comprehensive Income	Amortization HTM Other Comprehensive Income	Other Comprehensive Income Three Months Ended March 31, 2015	Balance at March 31, 2015
	(in thousands)
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(985)	$803	$(68)	$63	$798	$(187)
Net unrealized holding gain (loss) on interest rate swap	(498)	(214)	-	-	(214)	(712)
Accumulated other comprehensive income (loss) net of tax	$(1,483)	$589	$(68)	$63	$584	$(899)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015	Affected Line Item in Statements of Income
	(in thousands)
Unrealized gains (losses) on securities available for sale:
Realized gain on securities sales	$244	$114	Gain (loss) on sale of investment securities, net
Income tax expense	(97)	(46)	Income taxes
Total reclassifications net of tax	$147	$68

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

At March 31, 2016, the Company had total assets of $1.585 billion compared to $1.602 billion at December 31, 2015. For the three months ended March 31, 2016 and 2015, the Company had total revenues (interest income plus non-interest income) of $17.1 million and $10.8 million, respectively. Net income for each of the three months ended March 31, 2016 totaled $2.0 million, or $0.16 per common share and $0.15 per fully diluted share, compared to net income of $1.0 million, or $0.10 per common share and $0.09 per fully diluted share for the three months ended March 31, 2015.

On January 5, 2016, the Company entered into a definitive agreement and plan of merger with OceanFirst Financial Corp. (“OceanFirst”) pursuant to which Cape Bancorp will merge with and into OceanFirst and Cape Bank will merge with and into OceanFirst Bank. The transaction is expected to close in May 2016, subject to fulfillment of customary closing conditions.

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

Our business and results of operations are significantly affected by local and national economic conditions, as well as market interest rates. With the local and national economic conditions continuing to improve during 2015 and through the first quarter of 2016, the Company’s Adversely Classified Asset Ratio (Classified Assets/Tier I Capital plus the allowance for loan losses) at March 31, 2016 was 8%, an improvement from 10% at December 31, 2015 and 17% at March 31, 2015. Non-performing assets (non-performing loans, other real estate owned and non-accruing investment securities) as a percentage of total assets increased to 0.63% at March 31, 2016 from 0.61% at December 31, 2015. Nnon-performing loans as a percentage of total gross loans was 0.64% at March 31, 2016 compared to 0.57% of total gross loans at December 31, 2015. For the periods ended, and as of March 31, 2016 and December 31, 2015, loans held for sale (“HFS”) are excluded from delinquencies, non-performing loans, non-performing assets, impaired loans and all related ratio calculations. There were no loans held for sale in either period. The ratio of our allowance for loan losses to total loans decreased to 0.84% at March 31, 2016, from 0.85% at December 31, 2015, while the ratio of our allowance for loan losses to non-performing loans decreased to 131.5% at March 31, 2016 from 148.70% at December 31, 2015. For the three months ended March 31, 2016, loan charge-offs totaled $1.3 million compared to loan charge-offs of $253,000 for the first quarter of 2015. Of the $1.3 million of loan charge-offs during the first quarter of 2016, none were fully reserved at December 31, 2015. At March 31, 2016, 91.6% of our loan portfolio was secured by real estate and 67.2% of our portfolio was commercial related loans. We believe our existing loan underwriting practices are appropriate in the current market environment while continuing to address the local credit needs of our customers.

Our principal business is acquiring deposits from individuals and businesses in the communities surrounding our offices and using these deposits to fund loans and other investments. We currently offer personal and business checking accounts, commercial mortgage loans, construction loans, home equity loans and lines of credit and other types of commercial loans

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

At March 31, 2016, the Company’s total assets were $1.585 billion, a decrease of $17.2 million, or 1.08%, from the December 31, 2015 level of $1.602 billion.

Cash and cash equivalents decreased $1.2 million, or 5.86%, to $19.3 million at March 31, 2016 from $20.5 million at December 31, 2015.

Interest-bearing time deposits decreased $3.1 million or 37.47%, from $8.2 million at December 31, 2015 to $5.1 million at March 31, 2016. The Company invests in time deposits of other banks generally for terms of one year to five years and not to exceed $250,000, which is the amount currently insured by the Federal Deposit Insurance Corporation.

Total gross loans increased to $1.182 billion at March 31, 2016 from $1.174 billion at December 31, 2014, an increase of $7.4 million, or 0.63%. Total net loans increased $7.0 million from $1.165 billion at December 31, 2015 to $1.172 billion at March 31, 2016. An increase in commercial loans of $17.3 million was partially offset by a decrease of $10.3 million in residential mortgage loans. Commercial loan closings during the quarter more than offset early payoffs, charge-offs, normal amortizations, and loans transferred to OREO. The decline in residential mortgage loans reflects the effect of the Company exiting the residential mortgage loan origination business effective December 31, 2013. Delinquent loans increased $1.0 million to $9.2 million, or 0.78% of total gross loans, at March 31, 2016 from $8.2 million, or 0.70% of total gross loans at December 31, 2015. Total delinquent loans by portfolio at March 31, 2016 were $3.3 million of commercial mortgage, $4.4 million of residential mortgage loans and $1.5 million of consumer loans.   At March 31, 2016, delinquent loan balances by number of days delinquent were: 31 to 59 days – $4.4 million; 60 to 89 days – $1.1 million; and 90 days and greater – $3.7 million.

At March 31, 2016, the Company had $7.6 million in non-performing loans, or 0.64% of total gross loans, an increase of $900,000 from $6.7 million, or 0.57% of total gross loans at December 31, 2015. Non-performing loans do not include loans held for sale. There were no loans held for sale in either period.  At March 31, 2016, non-performing loans by loan portfolio category were as follows: $3.8 million of commercial mortgage loans, $3.3 million of residential mortgage loans, and $525,000 of consumer loans.  Of these stated delinquencies, the Company had $313,000 of loans that were 90 days or more delinquent and still accruing (4 residential mortgage loans for $137,000 and 4 consumer loans for $176,000).  These loans are well secured, in the process of collection and we anticipate no losses will be incurred.

At March 31, 2016, commercial non-performing loans had collateral type concentrations of $2.0 million (4 loans or 52%) secured by retail stores; $141,000 (2 loans or 3%) secured by residential, duplex and multi-family properties; $981,000 (6 loans or 26%) secured by commercial buildings and equipment; and $718,000 (1 loan or 19%) secured by restaurant properties.  The three largest commercial non-performing loan relationships are $1.6 million, $718,000 and $423,000.

We believe we have appropriately charged-off, written-down or established adequate loss reserves on problem loans that we have identified. For 2016, we anticipate a gradual decrease in the amount of problem assets. This improvement is due, in part, to our disposing of assets collateralizing loans that have gone through foreclosure. We are aggressively managing all loan relationships, and where necessary, we will continue to apply our loan work-out experience to protect our collateral position and actively negotiate with mortgagors to resolve these non-performing loans.

Total investment securities decreased $18.9 million, or 6.80%, to $259.3 million at March 31, 2016 from $278.2 million at December 31, 2015. At March 31, 2016, AFS securities totaled $245.4 million and HTM securities totaled $13.9 million. At December 31, 2015, AFS securities totaled $263.9 million and HTM securities totaled $14.3 million. Investment securities are classified as HTM when management has the positive intent and ability to hold them to maturity.

Other real estate owned (“OREO”) decreased $669,000 from $3.1 million at December 31, 2015 to $2.4 million at March 31, 2016, and consisted at March 31, 2016 of eleven commercial properties and six residential properties (including five building lots). During the quarter ended March 31, 2016, the Company added one residential property to OREO with a carrying value of $285,000. In addition, three commercial OREO properties with an aggregate carrying value totaling $642,000 were sold during the quarter ended March 31, 2016 with recognized gross gains of $152,000.

Total deposits decreased $74.4 million, or 5.66%, from $1.313 billion at December 31, 2015 to $1.239 billion at March 31, 2016. Certificates of deposit totaled $246.4 million at March 31, 2016, a decrease of $47.0 million, or 16.03%, from the December 31, 2015 total of $293.4 million, primarily resulting from a lower levels of municipal and brokered certificates of deposit. In addition, interest bearing checking accounts, savings accounts and money market deposit accounts odecreased $17.8 million, $12.5 million and $4.0 million, respectively. Noninterest-bearing deposit accounts increased $7.0 million, from $158.7 million at December 31, 2015 to $165.8 million at March 31, 2016,

Borrowings increased $57.8 million from $111.0 million at December 31, 2015 to $168.8 million at March 31, 2016.

Cape Bancorp’s total equity increased $2.3 million, or 1.38%, to $170.7 million at March 31, 2016 from $168.4 million at December 31, 2015 primarily resulting from a net increase of $646,000 (earnings less dividends declared) in retained earnings, an improvement of $1.5 million in the accumulated other comprehensive loss and increases in paid-in-capital and unearned ESOP shares totaling $136,000. Tangible equity to tangible assets increased to 9.34% at March 31, 2016 from 9.09% at December 31, 2015. At March 31, 2016, Cape Bank’s regulatory capital ratios for Tier I Leverage Ratio, Common EquityTier I, Risk-Based Capital and Total Risk-Based Capital were 8.65%, 11.24%, 11.24% and 12.09%, respectively, all of which exceed well capitalized status.

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

	For the three months ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
	(dollars in thousands)

Assets
Interest-earning deposits	$19,542	$23	0.47%	$44,794	$35	0.32%
Investments	278,391	1,336	1.95%	164,231	793	1.93%
Loans	1,174,573	13,794	4.72%	771,203	8,843	4.65%
Total interest-earning assets	1,472,506	15,153	4.14%	980,228	9,671	4.00%
Noninterest-earning assets	131,227			101,485
Allowance for loan losses	(10,043)			(9,364)
Total assets	$1,593,690			$1,072,349

Liabilities and Stockholders' Equity
Interest-bearing demand accounts	$487,747	298	0.25%	$236,796	99	0.17%
Savings accounts	155,885	22	0.06%	92,366	14	0.06%
Money market accounts	197,523	148	0.30%	133,121	84	0.26%
Certificates of deposit	290,122	562	0.78%	237,519	493	0.84%
Borrowings	125,505	626	2.01%	134,716	615	1.85%
Total interest-bearing liabilities	1,256,782	1,656	0.53%	834,518	1,305	0.63%
Noninterest-bearing deposits	158,515			89,254
Other liabilities	7,624			6,293
Total liabilities	1,422,921			930,065
Stockholders' equity	170,769			142,284
Total liabilities & stockholders' equity	$1,593,690			$1,072,349

Net interest income		$13,497			$8,366
Net interest spread			3.61%			3.37%
Net interest margin			3.69%			3.46%
Net interest income and margin (tax equivalent basis) (1)		$13,569	3.71%		$8,438	3.49%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.16%			117.46%

(1) In order to present pre-tax income and resultant yields on tax-exempt investments on a basis comparable to those on taxable investments, a tax equivalent yield adjustment is made to interest income. The tax equilvalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $60,000 and $50,000 for the three month period ended March 31, 2016 and 2015, respectively. The average yield on investments increased to 2.01% from 1.95% for the three month period ended March 31, 2016 and increased to 2.05% from 1.93% for the three month period ended March 31, 2015.

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

	For the three months ended March 31, 2016
	compared to March 31, 2015
	Increase (decrease) due to changes in:
	Average	Average	Net
	Volume	Rate	Change
		(in thousands)
Interest Earning Assets
Interest-earning deposits	$(24)	$12	$(12)
Investments	522	21	543
Loans	4,782	169	4,951
Total interest income	5,280	202	5,482

Interest-Bearing Liabilities
Interest-bearing demand accounts	139	60	199
Savings accounts	9	(1)	8
Money market accounts	47	17	64
Certificates of deposit	107	(38)	69
Borrowings	(41)	52	11
Total interest expense	261	90	351

Total net interest income	$5,019	$112	$5,131

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net income for the three months ended March 31, 2016 was $2.0 million, or $0.16 per common share and $0.15 per fully diluted share, compared to net income of $1.0 million, or $0.10 per common share and $0.09 per fully diluted share for the three months ended March 31, 2015. The increase was the result of a $5.1 million increase in net interest income and a $795,000 increase in non-interest income partially offset by a $2.4 million increase in non-interest expense. Increases in net interest income, non-interest income and non-interest expense reflect the acquisition of Colonial, effective April 1, 2015, and the consolidation of operations. The loan loss provision for the first quarter of 2016 totaled $1.2 million compared to no provision for loan losses for the first quarter ended March 31, 2015. The net interest margin increased 23 basis points from 3.46% for the quarter ended March 31, 2015 to 3.69% for the quarter ended March 31, 2016.

Interest Income. Interest income increased $5.5 million or 56.68%, to $15.2 million for the three months ended March 31, 2016, from $9.7 million for the three months ended March 31, 2015. The increase consists of a $5.0 million increase in interest income on loans and a $531,000 increase in interest income on investment securities. Average loan balances for the three month period ended March 31, 2016 increased $403.4 million, or 52.30%, to $1.175 billion from $771.2 million for the three month period ended March 31, 2015. The average yield on the loan portfolio increased 7 basis points to 4.72% for the three months ended March 31, 2016 from 4.65% for the three months ended March 31, 2015. The increase in the average loan portfolio is primarily due to the impact of the Colonial acquisition, the Sun branch purchase and the commercial loan portfolio purchase.

The average balance of the investment portfolio increased $114.2 million, or 69.51%, to $278.4 million for the three month period ended March 31, 2015 from $164.2 million for the three month period ended March 31, 2015. The average yield on the investment portfolio increased 2 basis points to 1.95% for the three months ended March 31, 2016 from 1.93% for the three months ended March 31, 2015. The increase in the investment portfolio is primarily due to the impact of the Colonial acquisition.

Interest Expense. Interest expense increased $351,000, or 26.90%, to $1.7 million for the three months ended March 31, 2016, from $1.3 million for the three months ended March 31, 2015. The increase resulted primarily from increased balances from the Colonial acquisition and higher interest rates being paid on deposits. The average balance of borrowings decreased $9.2 million, or 6.84%, to $125.5 million for the three months ended March 31, 2016 from $134.7 million for the three months ended March 31, 2015, and the average cost of borrowings increased 16 basis points from 1.85% for the three months ended March 31, 2015 to 2.01% for the three months ended March 31, 2016. The average balance of certificates of deposit increased $52.6 million, or 22.15%, to $290.1 million for the three months ended March 31, 2016 from $237.5 million for the same period in 2015, while the average rate paid on certificates of deposit decreased 6 basis points to 0.78% for the three months ended March 31, 2016 from 0.84% for the three months ended March 31, 2015 resulting in a combined interest expense increase of $69,000.

The average rate paid on money market accounts increased 5 basis points while the average balance increased $64.4 million during the same period and the average rate paid on interest-bearing demand accounts increased 8 basis points during the same period while the average balance increased $251.0 million.

Net Interest Income.   Net interest income increased $5.1 million, or 61.33%, to $13.5 million for the three months ended March 31, 2016, from $8.4 million for the three months ended March 31, 2015. The net interest margin increased 23 basis points from 3.46% for the quarter ended March 31, 2015 to 3.69% for the quarter ended March 31, 2016. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 117.16% for the three months ended March 31, 2016, from 117.46% for the three months ended March 31, 2015.

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

The Company recorded a provision for loan losses of $1.2 million for the three months ended March 31, 2016 compared to no provision for loan losses for the three months ended March 31, 2015. Loan charge-offs for the first quarter of 2016 totaled $1.3 million compared to loan charge-offs for the first quarter of 2015 of $253,000. The ratio of the allowance for loan losses to non-performing loans (coverage ratio) totaled 131.30% at March 31, 2016, an increase from 106.82% at December 31, 2015. Loan loss recoveries for the three months ended March 31, 2016 were $82,000 compared to $30,000 for the three months ended March 31, 2015.

The allowance for loan losses decreased $29,000, or 0.29%, to $9.960 million at March 31, 2016, from $9.989 million at December 31, 2015. The ratio of our allowance for loan losses to total gross loans totaled 0.84% at March 31, 2016 compared to 0.85% of total gross loans at December 31, 2015. Certain impaired loans (troubled debt restructurings) have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Included in the allowance for loan losses at March 31, 2016 was an impairment reserve for TDRs in the amount of $175,000 compared to $182,000 at December 31, 2015.

Non-Interest Income. Non-interest income increased $795,000, or 67.49% to $2.0 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015, primarily resulting from the inclusion of Colonial in the first quarter 2016 results. The increase in service fee income and the net increase from BOLI result from the acquisition of Colonial. The first quarter of 2016 included net gains on sales of investment securities of $244,000 compared to $114,000 for the same period in 2015. Net gains on the sales of loans totaled $91,000 for the three months ended March 31, 2016 compared to $30,000 for the same period in 2015, resulting from an increase of $61,000 in gains on the sale of Small Business Administration (“SBA”) loans.

Non-Interest Expense. Non-interest expense increased $2.4 million, or 30.59%, to $10.3 million for the three months ended March 31, 2016 from $7.9 million for the three months ended March 31, 2015. Increases in most categories of non-interest expense reflect increased volume from the merger and integration of Colonial operations into Cape. Salaries and employee benefits totaled $4.9 million for the first quarter of 2016, an increase of $1.0 million from the first quarter 2015 of $3.8 million. The first quarter of 2016 includes expenses related to the pending merger with Ocean First totaling $1.1 million and the first quarter of 2015 included expenses related to the acquisition of Colonial totaling $266,000. OREO expenses totaled $410,000 for the three months ended March 31, 2016 compared to $902,000 for the three months ended March 31, 2015, a decrease of $492,000 primarily resulting from higher OREO write-downs in the 2015 period.

Income Tax Expense. For the three months ended March 31, 2016, the Company recorded a net tax expense of $1.9 million compared to a net tax expense of $613,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through our core deposit base and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the call, maturity, redemption, and return of principal of investment securities totaled $13.1 million at March 31, 2016 and were used either for liquidity, to reduce borrowings, or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of New York, borrowings through the discount window at the Federal Reserve Bank of Philadelphia and access to certificates of deposit through brokers. We can also raise cash through the sale of earning assets, such as loans and marketable securities. As of March 31, 2016, the Company’s investment portfolio consisted of AFS securities with a fair market value of $245.4 million and HTM securities at amortized cost of $13.9 million. The Company has no intention to sell these securities, nor is it more likely than not that we will be required to sell any securities prior to their recovery in fair market value.

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

Cape Bank’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $74.4 million, or 5.66%, during the first three months of 2016 and comprised 87.62% of total liabilities at March 31, 2016, as compared to 91.61% at December 31, 2015.

Regulatory Matters. Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2016, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

As of March 31, 2016, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk based, CET I risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category as of March 31, 2016.

In 2015, the Company also became subject to the minimum capital requirements per Regulatory Guidelines as set forth in the table below.  The Company’s capital ratios were as follows: Total risk based 12.67%, CET I risk based 11.82%, Tier I risk based 11.82%, and Tier I leverage 9.08%, which met the criteria for capital adequacy. Basel III Capital Rules will require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

The application of the Capital Conservation Buffer resulted in no limitations to payout of retained earnings as of March 31, 2016.

On January 19, 2016, the Company declared a cash dividend of $0.10 per common share to shareholders of record as of the close of business February 1, 2016. The dividend was paid on February 16, 2016.

The actual capital amounts, ratios and minimum regulatory guidelines for Cape Bank are as follows:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2016
Risk based capital ratios:
Tier I risk based capital	$135,248	11.24%	$72,196	6.00%	$96,262	8.00%
CET I risk-based capital	$135,248	11.24%	$54,147	4.50%	$78,213	6.50%
Total risk based capital	$145,449	12.09%	$96,244	8.00%	$120,305	10.00%
Tier I leverage ratio	$135,248	8.65%	$62,542	4.00%	$78,178	5.00%

December 31, 2015
Risk based capital ratios:
Tier I risk based capital	$133,677	11.06%	$72,519	6.00%	$96,692	8.00%
CET I risk-based capital	$133,677	11.06%	$54,389	4.50%	$78,562	6.50%
Total risk based capital	$143,908	11.91%	$96,664	8.00%	$120,830	10.00%
Tier I leverage ratio	$133,677	8.59%	$62,248	4.00%	$77,810	5.00%

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

Securities Impairment. Securities that are in a loss position for 12 months or longer are reviewed to determine if there is other-than-temporary impairment (OTTI). If the market value of the security is equal to or greater than 90% of the book value, no action will be taken. If the market value of the security is less than 90% of the book value, management will research the security and evaluate the cause of the persistently depressed market value and document the findings. At March 31, 2016, there were no securities to be evaluated.

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

The table below sets forth, as of March 31, 2016, our calculation of the estimated changes in our net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			Net Interest Income
Changes in		Increase (decrease) in			Increase (decrease) in
Interest Rates	Estimated NPV	Estimated NPV		Estimated Net	Estimated Net Interest Income
(basis points) (1)	(2)	Amount	Percent	Interest Income	Amount	Percent
(dollars in thousands)

+200	$188,025	$(29,231)	-13.45%	$46,569	$(3,939)	-7.80%
+100	$206,543	$(10,713)	-4.93%	$48,633	$(1,875)	-3.71%
0	$217,256			$50,508
-100	$194,033	$(23,223)	-10.69%	$50,470	$(38)	-0.08%
-200	$169,338	$(47,918)	-22.06%	$50,607	$99	0.20%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interes-earning assets and interest-bearing liabilities.

The table above indicates that at March 31, 2016, in the event of a 100 basis point increase in interest rates, we would experience a $1.9 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a $38,000 decrease in net interest income.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls

There were no changes made in our internal control over financial reporting during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

On March 17, 2016, the Company filed with the Securities and Exchange Commission (the “SEC”) a definitive proxy statement (the “Definitive Proxy Statement”), which was mailed on or about March 18, 2016, to Company shareholders of record with respect to the Company special meeting that was held on April 25, 2016 (the “Special Meeting”). Company shareholders of record voted to approve, among other things, the Agreement and Plan of Merger, dated as of January 5, 2016, by and among OceanFirst Financial Corp. (“OceanFirst”), Justice Merger Sub Corp. (“Merger Sub”) and the Company (the “Merger Agreement”), and the transactions contemplated by the Merger Agreement, including the merger of the Company with and into OceanFirst following an initial merger of Merger Sub with and into the Company (collectively, the “Merger”).

Certain litigation was filed by a putative shareholder, Alan D. Furman, against the Company and its board of directors, as well as against OceanFirst, in the United States District Court for the District of New Jersey (the “Court”), in a case entitled Furman v. Cape Bancorp Inc. et al., Case no. 16-cv-01701, seeking to enjoin the Merger unless certain disclosures are made. We refer to this herein as the “Furman Action.” The Company believes that the Furman Action is without merit. However, to avoid the costs, risks and uncertainties inherent in litigation, the Company has made certain supplemental disclosures to the Definitive Proxy Statement by a Form 8-K filed with the SEC on April 14, 2016, and, on April 29, 2016, the Company entered into a settlement Agreement with the Plaintiff.

Item 1A. Risk Factors

The Company does not believe its risks have materially changed from those risks included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016 and the Definitive Proxy Statement filed with the SEC on March 17, 2016.

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

101

The following materials from Cape Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) the Consolidated Statements of Income for the Three Months Ended March 31, 2016 and March 31, 2015 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and March 31, 2015 (unaudited), (iv) the Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2016 (unaudited) and Year Ended December 31, 2015, (v) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015 (unaudited), and (vi) related Notes to Consolidated Financial Statements (unaudited).

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

CAPE BANCORP, INC.

Date: April 29, 2016	/s/ Michael D. Devlin
Michael D. Devlin
President and Chief Executive Officer

Date: April 29, 2016	/s/ Guy Hackney
Guy Hackney
Executive Vice President and Chief Financial Officer